Form 10-K
period 2002-12-31
ACTIVCARD CORP
filed 2003-03-31
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-50223

ACTIVCARD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	450485038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6623 Dumbarton Circle, Fremont, California 94555

(Address of principal executive offices including Zip code)

(510) 574-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐  NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☒  NO  ☐

As of June 30, 2002 the aggregate market value of voting and non-voting stock held by non-affiliates of ActivCard S.A., the issuer’s predecessor, was approximately $216,230,000, based on the closing price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 10% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on March 19, 2003 was 39,827,666.

Documents Incorporated by Reference:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 30, 2003.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

General

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized in 1988 as a société anonyme, or limited liability corporation, under the laws of the Republic of France. On January 6, 2003 ActivCard Corp. commenced a registered public exchange offer in which holders of ActivCard S.A. securities were asked to exchange each ActivCard S.A. common share and each ActivCard S.A. American depositary share (“ADS”) they held for one share of ActivCard Corp. common stock. The registered exchange offer closed on February 3, 2003 with 24,409,937 common shares and 15,417,729 ADS’s exchanged for an equivalent number of shares of ActivCard Corp. common stock. The exchanged common shares and ADS’s represented 94.8% of the outstanding securities of ActivCard S.A. Because the financial statements set forth in this Annual Report on Form 10-K present financial data for periods preceding the change in domicile, these financial statements present the financial position and results of operations and cash flows for ActivCard S.A. Unless otherwise indicated, references to “ActivCard”, “we”, “us” and “our” refer to the consolidated group of ActivCard companies.

From our founding in 1988 until 1994, we provided software and hardware engineering services for defense-related companies, government agencies and multilateral institutions and developed, manufactured and sold customized portable products, similar in form to tokens, for large-scale applications, such as interactive television. At this time, we decided to devote our resources principally to the development of computer and communications network security products and contract engineering services. The first ActivCard token and software development kit products were introduced in 1995 and we developed the ActivPack authentication server software in 1996. In early 1997, we chose to focus our efforts as a provider of products, rather than engineering services, to enhance our gross margins and leverage our engineering investments. In January 1999, we introduced ActivCard Gold, a smart card-based client solution for digital identification.

In January 2002, we acquired certain assets from two privately held companies based in South Africa for $1.2 million. The underlying assets purchased and liabilities assumed comprised a business that develops and markets biometric authentication systems and related software development kits.

In February 2002, we executed a plan to dispose of the hosting operations of Authentic8. As a result of our decision to dispose of these operations, we recorded a $16.8 million charge to earnings in 2002, which was comprised of an impairment of goodwill and other intangibles of $15.0 million, a write-down of property and equipment of $645 thousand and an operating loss of $1.2 million.

Throughout 2002, we restructured operations to enhance operational efficiency and better align our cost structure with expected revenues. As a result, we recorded restructuring and business realignment costs of $8.6 million, which consisted of $2.6 million of severance and other costs associated with the termination of 90 employees, facility exit costs of $6.0 million, consisting primarily of approximately nine years of minimum lease payments due under certain excess facilities lease agreements, net of estimated sublease revenue and other direct costs.

In February, 2003, we entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8.

Also in February 2003, William Crowell and Richard White were elected to serve on our Board of Directors.

Our headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555. The telephone number is (510) 574-0100. Additional information about ActivCard is available on our website at www.activcard.com. We will make available on our website free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with and furnish them to the Securities and Exchange Commission, or the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Business Overview

We develop, market and support digital identity systems and products that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. Our systems and products include software and hardware products that facilitate the authentication of a user to a network, a system or an application through a number of different personal security devices, such as a smart card, token, biometric device, mobile phone or personal digital assistant. Our customers have a broad range of applications and systems with specific security and digital identity requirements. Each of these applications or systems typically has a separate and distinct database and administrator. Our systems support a broad range of authentication methods including passwords, public key infrastructure, remote network-access login, biometrics, multi-function smart cards and multi-function smart cards with picture identification that can also be used for physical access control. For example, combining certain of our Company’s products, such as ActivCard tokens and ActivPack authentication server software provides a customer with a single function security system for remote network access login.

Alternatively, combining a smart card, a card reader, ActivCard Java Applets, ActivCard Gold client software and the ActivCard Identity Management System creates a single platform that provides a customer with multi-function capabilities that can support a broad range of security requirements, as well as personal information about the user. By consolidating these credentials and applications onto a single personal security device, such as a smart card or mobile phone, security is increased because the user need only manage a single personal security device as opposed to multiple devices for each database. By taking advantage of the programmable capabilities of the chip residing on the smart card, system administrators have the ability to manage the credentials stored on the smart card remotely. Further, by consolidating the credentials on a smart card, system administrators only need to manage a single device instead of many devices.

Our products enhance network security by providing two-factor authentication, which is combining something a user has, such as a personal security device like a smart card or a token, with something a user knows, such as a PIN. The two factors are required to access a network. The network service provider or system administrator authenticates a user’s personal security device to the network database, gaining increased assurance that the person utilizing the network service or application is who they say they are.

Our products are based on an open architecture and are designed to be inter-operable across a complex mix of systems and applications. Organizations deploying our products have the flexibility to offer diverse services and to select from different deployment strategies and providers of various authentications technologies, card operating systems, directory services, certificate authorities and network management systems.

We sell our products directly to end user customers and indirectly through distribution partners, such as system integrators, original equipment manufacturers (OEMs), value-added resellers (VARs), and distributors. We have strategic relationships with Northrop Grumman, Sun Microsystems, Schlumberger, EDS, Novell and VeriSign.

We market our digital identity systems to government entities, financial institutions and other enterprises including telecommunications, healthcare, networking technology and manufacturing companies.

We have two operating segments: Digital Identity Solutions and Managed Authentication Services. For each of the years ended December 31, 2002 and 2001, greater than 99% of the revenues were from the Digital Identity Solutions segment. For the year ended December 31, 2000, 100% of the revenues were from the Digital Identity Solutions Segment.

Revenues by geographic market were as follows:

	Year ended December 31,
	2000	2001	2002
North America	20%	51%	65%
Europe	76%	44%	31%
Asia	4%	5%	4%

	100%	100%	100%

The following table represents customers that exceeded 10% of our revenues for the periods reported:

	Year Ended December 31,
	2000	2001	2002
Northrop Grumman	—%	—%	26%
Protect Data	45	15	—
Hewlett-Packard	16	—	—
Worldwide Technologies	—	15	—
VeriSign	—	11	—

	61%	41%	26%

An increasing proportion of our revenues come directly or indirectly from the U.S. government. U.S. government customers have historically demonstrated a tendency to increase purchases in the third quarter of a calendar year in connection with the end of the U.S. government fiscal year and decrease purchases in the fourth quarter of a calendar year. We have experienced this form of seasonality in the past and anticipate to experience this in the future, as well.

As with many companies that have a substantial presence in Europe, we also experience seasonality in our business in the third quarter of the calendar year due to the traditional slowdown of economic activity throughout Europe in the summer months.

If, as anticipated, our revenues reflect an increasing proportion of software licenses in the future, we may experience another form of seasonality typical of other software companies. Software customers have a tendency to delay purchases until the fourth quarter as driven by an annual budgetary process. This typically causes first quarter revenues to be lower than the previous fourth quarter revenues. Although we have not experienced such seasonality in the past, we may in the future.

As a substantial proportion of our operating expenses are fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Industry background

Networks currently enable people, businesses, governments and other entities to communicate, conduct commerce, access and share information, entertain, provide services and conduct countless other activities. Individuals and organizations are now using computer networks for increasingly sensitive tasks, such as attracting new customers, accessing new markets, improving customer service and satisfaction, and lowering support and distribution costs. The use of computer networks is extending to a number of more valuable and sensitive activities, including business-to-business transactions, electronic data interchange (EDI) and on-line retail purchases and payments. On-line companies have enjoyed dramatic growth in their customer base and revenue as consumers execute an increasing number of transactions over the network.

As networks expand, new devices are introduced, new applications are developed and network transactions continue to proliferate. Networking technologies, including wireless technologies, will further enable communication and the sharing of information, for example, between devices and appliances without interaction from human beings.

The proliferation of network computing and the extension of corresponding network services to a user involve a relationship between a user and a network service provider or system administrator. A network service provider can generally be defined as a provider of a service, for example on-line banking, and the user, in this example, a bank’s customer. Together, the user and the network service provider form a trusted community, where the network service provider extends access or capabilities for a service through a network to the user. The network service provider needs assurance of the identity and security of the user being served. Further, the user of a network service must gain assurance that his or her privacy or personal information is not being compromised when transacting over the network. A network service provider will only provide a service and a user will only conduct transactions over a network if the following is achieved:

•	access control to the network in order to manage access rights to sensitive information;

•	confidentiality, which involves the encryption of data transmissions so that only the intended recipient can access the information;

•	data integrity that ensures that data is not compromised or manipulated;

•	non-repudiation which provides undeniable proof that transactions, once committed, are valid, binding and irrevocable; and

•	authentication, which proves the identity of users and systems on the network.

Historically, network access control issues have been addressed by security products and solutions. While security is a significant factor when transacting over networks, customers are increasingly looking for broader product solutions that provide multi-function and multi-service capabilities compared to single function solutions, seamless integration of multiple applications onto existing network infrastructure and the preservation of existing network infrastructure investment. Investment in the build-out of private, public and hybrid networks has been substantial in recent years as applications for users have proliferated and network features and functionalities have been introduced. However, the administrative complexity of a network is typically compounded by the variety of systems in place for each of its services and applications. Network administrators are faced with a multitude of challenges when overlaying applications and services on to their networks. Today, network administrators require digital identity solutions that:

•	Are easy to implement;

•	Preserve existing infrastructure and investment;

•	Improve business processes;

•	Reduce operating costs;

•	Provide for increased network and user security;

•	Provide opportunity to more effectively implement new technologies;

•	Simplify access to network applications and services for users;

•	Consolidate existing network services onto a single platform;

•	Consolidate network application and services management capabilities; and

•	Achieve an acceptable return on investment.

The ActivCard solution

We have developed a broad range of products based on open standards that provide customers with increased assurance that users are who they say when logging on to a network. ActivCard’s personal security devices, such as a smart card or token, bind the user to a credential that they can carry with them. This enables organizations to adopt more efficient network based processes with increased security.

ActivCard digital identity software allows organizations to remotely initialize, personalize, and manage user credentials and applications before and after issuance of a personal security device. This complete lifecycle management capability enables organizations to offer uninterrupted user services. With ActivCard digital identity systems, organizations can consolidate multiple credentials, applications, policies, and profiles used to access a variety of network services.

Organizations use ActivCard technology to offer a variety of network services including:

•	LAN authentication;

•	Remote dial-up;

•	VPN access;

•	Digital signatures and secure email;

•	Secure web access;

•	Secure electronic transactions;

•	Message authentication;

•	Secure patient medical and insurance records; and

•	Business process automation

Business strategy

Our objective is to become the leading supplier of digital identity systems, enabling organizations to integrate digital identity services quickly and efficiently into their applications. To achieve this objective, we are pursuing the following principal strategies:

Expand our base of strategic partners, system integrators, OEMs and distributors.    We are committed to expanding our base of strategic partners, system integrators, original equipment manufacturers and distributors to ensure that our technology is available on as many servers and software platforms as possible. We have integrated our authentication technology into the network management systems and Internet security suites of industry leaders, such as Microsoft, VeriSign, Sun Microsystems, Schlumberger and Novell. We expect these and our other strategic relationships to provide significant market leverage as the need for managing digital identity systems develops in step with the increase in network transactions and the consequent increased need for security.

Maintain technological leadership in digital identity systems.    We will continue to invest in the development of state-of-the art digital identity systems that are focused on the creation, distribution, protection and control of multiple credentials. We also play a driving role with key industry organizations such as Global Platform, Liberty Alliance, and the Smart Card Alliance.

Make our digital identity system the platform for accessing next generation network services.    We believe that users of network services will increase their usage of the smart card if it is easy-to-use, has appealing applications and protects their personal credentials. We will continue to develop our digital identity system to address user requirements by solving the network service providers’ challenges with respect to card issuance, card management and post-issuance management of applications using two-factor authentication.

Leverage our existing customer base.    We intend to leverage our existing customer base, which has deployed our smart card client software and token-based authentication solutions to more than 5.4 million users worldwide. We will seek to migrate these customers to our new product offerings, including ActivCard Gold and AIMs. We also intend to market our product offerings to new customers by referencing our existing customer base.

Key benefits

Consolidating personal credentials and applications

Our technology uniquely enables migration and consolidation of multiple credentials and applications onto a single smart card device. This has the principal benefits of:

•	Eliminating the costs of funding separate programs, managing separate databases, and allocating separate administrative resources;

•	Streamlining the issuance and management of personal data and credentials; and

•	Integrating a variety of physical and logical access services into a single system.

Updating devices after they have been issued to users

ActivCard provides highly secure systems for managing the entire lifecycle of personal security devices in an open environment. From initialization and personalization to issuance and management, our server products deliver a modular, scalable, network-based system for administering multi-functional personal security devices. Issuers can remotely deploy and update the credentials, applications and data, and instantly enforce network security policies. This can be done without replacing the user device and without disrupting user network services. The ActivCard Identity Management System has the following post-issuance management capabilities:

•	Enabling issuers to load, delete, and modify content;

•	Providing organizations with the flexibility to adapt to changing user needs;

•	Maximizing the lifespan and return on investment of multi-application devices; and

•	Enabling post-issuance updates over public networks by way of a secure communications channel.

Enabling multiple system administrators to independently manage content on the same personal security device

ActivCard technology enables multiple database administrators to manage their respective applications independently on a single user device while maintaining privacy and confidentiality. Managing multiple applications on a single personal security device eliminates duplicative expenses. Multiple system administrators can share the cost of a single management system rather than having to pay each for his own personalization, issuance, management and applications systems.

Enabling interoperability

ActivCard products are designed to open industry standards and interoperate across a complex mix of technologies, including smart cards, operating systems, PKI applications, and networks. This enables customers to leverage past and future IT investments.

Our products include authentication products and identity management products.

Authentication products

We have authentication products that enable customers to provide secure access to critical network applications and resources. These products integrate with industry standard network equipment and software applications to provide solutions for LAN, Remote Access, and Web Access. Our authentication products include:

ActivCard Gold, an easy-to-use, easy to install, smart card-based client software package. For corporate environments, ActivCard Gold provides a high level of security to the desktop environment, either for local area network access or when users are at remote locations. ActivCard Gold supports industry partners such as Entrust, Microsoft, Baltimore, IPlanet and VeriSign for smart card based e-mail digital signature and PKI applications.

ActivCard Gold for Common Access Card provides the same desktop security features as ActivCard Gold but utilizes a U.S. Department of Defense issued Common Access Card. ActivCard Gold for Common Access Card allows government agencies to leverage a military issued digital ID for network security applications.

ActivCard Trinity, a client/server authentication solution that incorporates smart card, biometrics, tokens, and managed static passwords. Trinity allows customers to manage access to network applications through an administrative interface with advanced security policies. Trinity provides a means for customers to reduce password management costs by providing a single sign-on experience with strong authentication.

ActivPack, a high performance authentication server that supports tokens, smart cards, and USB Keys. Through the use of our dynamic password technology, ActivPack provides secure remote access for customers with Cisco, Nortel, Checkpoint or other industry standard network access systems.

ActivCard Tokens, handheld digital identity devices that provide two-factor authentication for end users. Each device generates a unique one time dynamic password that can be validated by the authentication server. Tokens allow authentication of the user or the server or the validation of a transaction.

ActivReader, a secure smart card reader that offers trusted display and PIN pad enabled applications such as transaction verification, on a secure connected device. ActivReader has been certified compliant with the standard secure electronic transmission protocol used by Europay, MasterCard and Visa International.

Identity management products

ActivCard’s identity management products are based on our large-scale issuance, provisioning and management infrastructure solution, currently in production with the U.S. Department of Defense.

ActivCard Identity Management System has distributed issuance capabilities that can issue thousands of digital identity cards on a daily basis. Unlike legacy card management systems, the ActivCard Identity Management System is able to perform real-time issuance, with high security, over common TCP/IP networks. The ActivCard Identity Management System allows organizations such as large-scale service providers, financial service organizations, corporate enterprises and healthcare benefit providers to seamlessly integrate ActivCard technology into their existing infrastructure and cost effectively deploy, utilize and manage digital identity products.

ActivCard JavaCard Applets are software applications that execute on a smart card chip. ActivCard provides a variety of applications for managing multiple types of credentials including PIN, PKI, dynamic password, biometrics, static passwords and data. Our system integrator partners are able to customize solutions for their customers integrating ActivCard Java Card Applets into their applications.

Services

We also offer customers a variety of services, which range from advanced customer support to supporting system integrators addressing large-scale deployments of our products. We retain a number of industry experts in the field of smart cards, biometrics, authentication, and network security. ActivCard has established a number of programs to help customers successfully plan and manage the deployment of digital identity. In addition, ActivCard offers customization services to adapt our software products for specific customer requirements and to re-brand devices and readers. We also offer support and maintenance services for our software products that typically include telephone support, on-site support, installation and software updates, bug fixes and upgrades depending on the support and maintenance package purchased.

Sales

We market and sell our products and technologies through a network of distribution partners, such as systems integrators, value-added resellers, original equipment manufacturers and distributors, which are supported by our indirect sales organization. Our sales organization is responsible for soliciting prospective customers and providing technical advice and support with respect to our products and technologies.

We have sales offices in France, Germany, Singapore, Japan, Sweden, United Kingdom, Australia, Canada, South Africa and the United States.

Our system integrators, resellers and distribution partners typically incorporate products from a variety of suppliers to address end user requirements. We currently have over 70 selling partners in over 40 countries worldwide. These partners include VeriSign (United States), EDS (worldwide), Northrop Grumman, Maximus and Raytheon (United States), SchlumbergerSema (worldwide), Allasso and Dimension Data (France, Italy, Spain, Netherlands, United Kingdom), Fujitsu Siemens, Integralis and Entrada (Germany, UK, Switzerland), Unit4 (Netherlands), Siemens Network Systems (United Kingdom), Intercede (UK), PT Inputronik (Indonesia), NCL Communications (Japan), Protect Data (Sweden, Norway, Denmark, Finland, Czech Republic and Slovakia), Logos (Croatia) and Zaslon & Crea (Slovenia).

Our relationships with particular distribution partners are evidenced through distribution contracts that are structured in a manner that seeks to reduce potential risks to us as a manufacturer. The terms applicable to channel distribution vary depending upon the type of distribution partner being utilized. For instance, we typically use distributors and resellers to market and distribute our hardware and client software products and we engage systems integrators if it is likely that the customer will require installation of more complex back-end server software products. We generally engage original equipment manufacturers if our client software and/or middleware is bundled or integrated into the distribution partner’s product for final distribution, either directly or through another distribution channel, to the ultimate end-user customer.

We provide technical support from offices located in Suresnes, France; Fremont, California; Tokyo, Japan; Ottawa, Canada; Melbourne, Australia and Singapore. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level support to their customers. We offer formalized training programs and have established “ActivCard Authorized” reseller programs in the marketplace.

In addition, we provide telephone and online support services to answer inquiries related to implementation, integration and operation of our products and technologies. We are increasing the resources we dedicate to technical service and support in line with the increased distribution of our products, including a technical service web site with controlled access through the Internet. We offer a maintenance program for the software products covering updates and minor software releases. Our standard practice is to provide a warranty on all our products for one year after shipment for hardware products and three months after shipment for software products.

Business development

Our business development efforts are focused on establishing and managing collaborative relationships with strategic industry participants. We have developed significant strategic relationships with partners in an effort to incorporate our products into third-party products, conduct joint research and development efforts and develop joint proposals and presentations for products and services and reseller arrangements. Strategic relationships assist us in expanding our sales, marketing and technical capabilities and increase the distribution and market acceptance of our digital identity technologies, systems and products.

Our strategic partners include the following:

VeriSign, a leading provider of digital trust services, has integrated our digital identity products with the VeriSign Digital Trust Services framework, enabling a new class of scalable provisioning, management and authentication solutions that consolidate a user’s many independent credentials on a single platform. We do not have a formal reseller agreement with VeriSign.

Schlumberger, one of the world’s largest smart card manufacturers, has partnered with us to deliver products to the market based on our digital identity technology. We have an original equipment manufacturer distribution agreement with Schlumberger, which provides that Schlumberger may resell a number of our products, including ActivCard Gold client software and integrate our digital identity software into its products. This agreement has been in effect since June 1999 and renews automatically every year unless terminated upon 30 days notice. We have provided related services on a subcontracted basis. We also procure smart cards and smard card chip modules from Schlumberger for integration into our software products for sale to end-user customers, both directly as well as through our distribution channel.

EDS integrates and supports our digital identity solutions for government ID projects. We do not have a formal agreement with EDS; however, EDS has sold our products into some of the larger departments within the U.S. Department of Defense.

Novell has embedded our digital identity framework into its core product lines through Novell Directory Services. Under our agreement with Novell, we license software and devices providing electronic authentication and digital certificate services to Novell for integration and distribution with Novell’s product solution on a worldwide, non-exclusive basis. This agreement has been in effect since May 1998 and renews automatically every year. Novell may terminate the agreement on 90 days notice and we may terminate the agreement on one year’s notice.

Northrop Grumman distributes our digital identity and authentication software and hardware products to government agencies through their SEWP government procurement contract. Our subcontract agreement with Northrop Grumman expires in July 2003.

In addition, we have worked with Sun Microsystems to integrate our digital identity technology into the Sun Open Net Environment Platform for Network Identity. ActivCard has leveraged several components of the Sun ONE platform to enable applications, data, and user credentials to be securely loaded on Sun’s Java Cards providing these card-based applications with secure, two-factor authentication to network services that help enterprises manage and control the identities of employees, partners and customers.

Marketing

We have organized our marketing efforts into two functional groups to support our business strategies as follows:

Product marketing.    The product marketing organization is responsible for defining market opportunities, developing a product roadmap and establishing a business plan to position ActivCard as a provider of digital identity systems. Our product marketing effort supports our strategy by defining products that meet market needs and are deliverable through selected channels. We focus our product marketing efforts on meeting market requirements and the timely delivery of products to market. Specifically, our solutions marketing efforts focus on, in particular, government entities, financial institutions and other enterprises to deliver solutions directly to and indirectly through system integrators, resellers and service provider partners. Close coordination with the product strategies of our strategic partners enhance the market viability and acceptance of their products and solutions.

Channel marketing.    Our channel marketing strategy combines different programs and mediums to increase brand, product and channel awareness. We use direct marketing methods and leverage our strategic partners in order to maximize our market exposure, while at the same time controlling our marketing costs. These efforts include an emphasis on press and analyst communications, advertising, public relations, the World Wide Web, telemarketing, trade shows, channel promotions and seminars. Our marketing programs are designed to target information technology managers, service operators, distributors, value-added resellers and industry-leading integration partners.

Research and development

We develop technology-oriented solutions for advanced credential management capabilities, which are based on customer requirements but with broad market applicability. The focus of our research and development organization is to implement advanced technology rapidly and in a manner that can be integrated into large-scale systems. Specific areas in which we are investing research and development resources include security devices such as tokens and readers, digital identity applets to be loaded on smart cards and other personal devices such as PDAs or cellular phones, smart card middleware and client software allowing the use of smart cards in conjunction with PC applications, authentication secure sign-on software, smart card applets and credential issuance management software, as well as evaluation and implementation of specifications defined by international standards organizations.

Our research and development organization possesses a broad range of industry expertise, including hardware and software design, cryptographic technology, network application, Java and smart cards. Additionally, we have experience in delivering products and technology for various market segments, such as banking, healthcare, defense, enterprise computing and telecommunications.

We have increased the resources assigned to the technical direction function that is focused on designing the architecture of our software and hardware technology. These additions have made us capable of supporting the requirements of the advanced integration solutions necessary for success in the broader networking market.

Our research and development expenses were $8.1 million in 2000, $18.2 million in 2001 and $19.4 million in 2002.

Intellectual property

We rely on a combination of patents, trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect our intellectual property and proprietary rights. We have entered into confidentiality and licensing agreements with our employees and distributors, as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information.

We currently have 117 issued worldwide patents, 34 of which have been issued in the United States. Three major patents issued in the United States are directly applicable to our current product offerings. These patents cover the following various aspects of security technology:

•	Synchronous algorithm for generating a dynamic password, which provides a higher level of security than alternative implementations using a single variable;

•	Methodology used for the resynchronization of the variables utilized in the generation of dynamic passwords, which provides a significant increase in system performance, throughput and scalability; and

•	Generation of a synchronous dynamic password on a smart card processor using a time-based variable as input, which provides a higher level of security than alternative implementations that generate a password by removing secrets from the card.

In addition to the patents granted in the United States, we have been granted patents or have pending patent applications on these inventions in Europe, Australia, Canada, Mexico, Taiwan, Singapore, Hong Kong and Japan. The three U.S. patents expire at various dates ranging from 2011 to 2018. The foreign patents on these inventions expire at various dates ranging from 2006 to 2018.

We also have 180 pending patent applications worldwide, of which 80 have been filed in the U.S., relating to our recently introduced and planned products focused on multi-function applications, development of secure network connections between the server and personal computing devices and pre- and post-issuance management of these applications on multiple personal computing devices, secure key management and biometric technology.

Backlog

Our customers typically require prompt delivery of our products and as such, our product revenue is generally booked and shipped in the same quarter. Our backlog is not material at any point in time and is not indicative of future revenue. The timing and volume of customer orders are difficult to forecast and are typically made pursuant to standard purchase orders that can be rescheduled, reduced or cancelled prior to shipment without significant penalty.

Manufacturing, source of supply and quality control

We have established relationships with hardware assemblers and multinational software reproducers. Our suppliers include IDT and ATM in Hong Kong for hardware assembly and Metatec in The Netherlands for software reproduction. We place purchase orders with these manufacturers and suppliers, the terms of which are negotiated on an order-by-order basis. Additionally, we have outsourcing arrangements for product warehousing and fulfillment services. Our global production and distribution capacity supports our current requirements and can easily be increased by augmenting existing production lines with current suppliers. We maintain ownership of all manufacturing tools, molds and software, supply all critical components and define all manufacturing processes and quality control plans, thereby granting us the ability to relocate the manufacturing process should any unforeseen interruption occur.

Software.    Our software products, such as ActivCard Gold and ActivPack for Windows NT, are produced and packaged in Suresnes, France and Breda, The Netherlands. High capacity CD-ROM replication, full-service kit assembly, warehousing, and direct-to-user product fulfillment is provided by Metatec in The Netherlands.

Hardware.    ActivCard hardware, including tokens, smart card readers, and the ActivReader trusted terminal/smart card reader are assembled by our Hong Kong and Shanghai-based manufacturers at facilities that are either ISO9000 and ISO9002 or are in the process of becoming certified. ISO9000 refers to the international guidelines on quality management and system elements established by ISO (International Organization for International Standardization), an international body of normalization organizations. ISO9002 is a quality assurance model used by companies that design, produce, install, inspect and test service items. Our hardware products are shipped directly to distribution partners, customers or to corporate warehouses in Hong Kong; Singapore; Fremont, California and Suresnes, France for subsequent distribution.

Suppliers.    Our products are designed and built with high quality standard parts and components. Our current suppliers include Samsung, OKI, Maxim and Siemens AG. We generally maintain a three-month supply of critical components, including microcontrollers, LCDs and transistors. The relationships with our suppliers of critical components have existed for over three years and we have not suffered any material breaks in supply during that period. We currently purchase smart cards from Schlumberger and, PCMCIA smart card readers and USB Smart Card Readers from SCM Microsystems.

Quality Control.    We maintain strict internal and external quality control processes, which are performed during product design, production and acceptance. We contract with SGS (Switzerland) to assure that our quality control specifications are adequately met at various levels from inventory audits to final product inspections. During 2001, we fully implemented a computer-assisted production and inventory management system to increase quality as production volumes advance.

Competition

The network security industry is highly competitive and evolving, and we may be unable to compete successfully in the future, which may harm our business. We compete in numerous markets, including:

•	Digital identification;

•	Network access control;

•	Personal credential security; and

•	Smart card, biometric and token-based network applications and authentication.

These markets are characterized by rapidly changing technology and industry standards, evolving user needs and the frequent introduction of new products. We believe that the principal factors affecting competition in our markets include product functionality, performance, scalability, flexibility and features of products, use of open standards technology, quality of service and support, reputation and price.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. In addition, certain of our competitors may determine, for strategic reasons, to consolidate, to substantially lower the price of their products or to bundle their products with other products, such as hardware products or other software products. We expect that there will be additional consolidation in the digital identity market and such consolidation may materially adversely impact our competitive position. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

Our competitors include, among others, RSA Security, Inc., a token and network security manufacturer and cryptographic technology supplier; SSP—Litronic Division, a supplier of data security products and services; Datakey, Inc., makers of proprietary smart cards and token solutions; Gemplus S.C.A., a smart card manufacturer; and Vasco Data Security, Inc., a token manufacturer and supplier. In addition, we expect additional competition from other emerging and established companies.

We intend to leverage our financial strength by investing in the development of a broader product offering for our customers. We will focus on providing our customers with a comprehensive card issuance, management and smart card middleware software suite with advanced functionality and features in all of our products.

Employees

On December 31, 2002, we had 282 employees, of whom 137 were engaged in research, development, quality assurance and third-line support, 90 were engaged in marketing, sales and customer support, 12 were engaged in operations, 27 were engaged in general administration and 16 were engaged in corporate and IT functions. As of December 31, 2002, 141 employees, including our executive officers, were located in North America, 127 were based in Europe and 14 were based in the Asia/Pacific region. We consider our relationships with our employees to be satisfactory and we are not a party to any collective bargaining agreement.

The future success of our operations depends in large part on our ability to recruit and retain senior management, engineers, marketing, sales and service professionals and other key personnel. Qualified employees are in great demand across each of these disciplines, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.

ITEM 2.    PROPERTIES

Our principal administrative, research and development, sales, marketing and support facilities consisted of 40,000 square feet of leased office space in Fremont, California; 12,000 square feet of leased office space in Suresnes, France; 15,000 square feet of leased office space in Ottawa, Canada; 2,500 square feet of leased office space in Centreville, Virginia; 2,200 square feet of leased office space in Montpellier, France; and 2,300 square feet leased space in Melbourne, Australia. We occupy these premises under leases and sub-leases expiring in February 2011, June 2006, June 2008, June 2003, June 2005 and November 2004, respectively. In February 2002 and June 2002, we vacated approximately 12,281 square feet, 2,700 square feet and 11,700 square feet of leased facilities in Fremont, California, Suresnes, France and Melbourne, Australia, respectively. We are currently seeking to sublet the vacated space in Fremont, California and Suresnes, France and have successfully sublet the vacated office space in Melbourne, Australia.

The lease of our office in Suresnes, France, may, at our option, be terminated on June 30, 2003 without penalty. We also lease, pursuant to short-term leases, facilities in Singapore, primarily as offices for our sales force and technical support personnel. We believe that our facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, ActivCard Corp. and our subsidiaries are, from time to time, named as defendant in various legal proceedings. We maintain comprehensive liability insurance and believe that our coverage is sufficient to ensure that we are adequately protected from any material financial loss as a result of any legal claims made against us.

In March 2002, we filed a lawsuit in the United States District Court, District of Delaware, against Vasco Data Systems International alleging infringement of U.S. patent no. 5,937,068 entitled “System and Method for User Authentication Employing Dynamic Encryption Variables”, which was issued by the U.S. Patent and Trademark Office on August 10, 1999. The complaint also alleges false designation of origin in violation of the Lanham Act and common law trade dress infringement. In May 2002, Vasco filed a response to our complaint and filed counterclaims, including claims of non-infringement and patent invalidity. The parties are still in the discovery process and a trial date has been tentatively set for June 2004.

Litigation carries a number of significant risks, is often unpredictable and can be very expensive, even if resolved in our favor. Litigation may also divert the attention of management and deplete other resources.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

ActivCard Corp.’s common stock began trading on the Nasdaq National Market and Nasdaq Europe under the symbol “ACTI” on February 4, 2003 upon completion of the registered public exchange offer to acquire the outstanding securities of ActivCard S.A. Prior to completion of the exchange offer, ActivCard S.A. common shares were quoted on Nasdaq Europe and ActivCard S.A. American depositary shares (“ADS”) were quoted on the Nasdaq National Market, both under the symbol “ACTI”.

The table below sets forth for the periods indicated the high and low closing sale prices of the common shares of ActivCard S.A. on Nasdaq Europe and the ADSs on the Nasdaq National Market.

	ActivCard S.A Nasdaq Europe common shares		ActivCard S.A. Nasdaq National Market ADSs
	High	Low	High	Low
Fiscal year ended December 31, 2001
First Quarter	$18.60	$10.05	$19.50	$10.25
Second Quarter	14.00	8.60	14.35	8.70
Third Quarter	8.61	5.93	9.00	6.10
Fourth Quarter	13.75	6.08	14.07	6.30
Fiscal year ended December 31, 2002
First Quarter	$9.35	$6.25	$9.52	$6.46
Second Quarter	7.78	6.01	7.99	5.75
Third Quarter	6.70	5.80	6.75	6.00
Fourth Quarter	9.10	6.45	9.20	6.60

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings to finance future growth and therefore do not anticipate paying any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the last five years has been derived from our audited consolidated financial statements. The following selected consolidated financial data reflects certain hosting operations of the former Authentic8 as discontinued operations. See Note 5 to the Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	Fiscal Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$8,266	$10,262	$18,081	$31,176	$41,840
Cost of revenue	5,223	5,337	6,991	9,578	13,452

Gross margin	3,043	4,925	11,090	21,598	28,388

Operating expenses
Research and development	3,888	5,233	8,097	18,227	19,427
Sales and marketing	7,042	9,829	15,657	23,624	19,939
General and administrative	2,356	2,417	3,220	4,346	4,180
Amortization of goodwill and other intangible assets	—	—	—	774	2,073
Write-down of other intangible assets	—	—	—	—	5,090
Other charges	148	3,186	124	7,564	11,009

Total operating expenses	13,434	20,665	27,098	54,535	61,718

Loss from operations	(10,391)	(15,740)	(16,008)	(32,937)	(33,330)
Interest expense	(702)	(743)	(16)	(81)	(11)
Interest income	179	294	15,669	13,269	5,209
Foreign exchange gain (loss)	163	262	14,429	3,491	(458)

(Loss) income from continuing operations before income taxes	(10,751)	(15,927)	14,074	(16,258)	(28,590)
Income tax benefit (expense)	452	15	(1)	(22)	(69)

(Loss) income from continuing operations	(10,299)	(15,912)	14,073	(16,280)	(28,659)
Minority interest	1	—	—	—	—
Loss from discontinued operations	—	—	—	(429)	(16,834)

Net (loss) income	$(10,298)	$(15,912)	$14,073	$(16,709)	$(45,493)

(Loss) earnings per common share:
Basic from continuing operations	$(0.55)	$(0.55)	$0.37	$(0.41)	$(0.69)
Basic from discontinuing operations	—	—	—	(0.01)	(0.41)

	$(0.55)	$(0.55)	$0.37	$(0.42)	$(1.10)

Diluted from continuing operations	$(0.55)	$(0.55)	$0.34	$(0.41)	$(0.69)
Diluted from discontinued operations	—	—	—	(0.01)	(0.41)

	$(0.55)	$(0.55)	$0.34	$(0.42)	$(1.10)

Weighted average number of common shares outstanding:
Basic	18,618,463	29,114,715	37,897,417	40,062,018	41,212,326
Diluted	18,618,463	29,114,715	42,215,045	40,062,018	41,212,326
Other charges were comprised of:
Acquired in process research and development	$—	$—	$—	$2,701	$68
Acquisition termination charges	—	—	—	3,149	—
Amortization of deferred compensation:
Cost of revenue	—	—	—	9	33
Research and development	—	—	—	488	738
Sales and marketing	—	—	—	223	493
General and administrative	148	148	124	65	90
Restructuring and business realignment expenses	—	—	—	—	8,586
Re-incorporation costs	—	—	—	—	1,001
Severance paid to former CEO	—	—	—	728	—
Settlement of litigation	—	3,038	—	201	—

	$148	$3,186	$124	$7,564	$11,009

	At December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$4,150	$8,790	$309,850	$248,444	$248,382
Total current assets	9,302	14,398	323,424	283,885	264,862
Total assets	12,375	16,434	326,335	311,448	286,392
Total current liabilities	5,902	5,953	11,464	13,328	15,629
Total long-term liabilities	1,448	258	108	560	4,954
Convertible bonds	8,030	9,259	—	—	—
Common shares	24,576	36,339	43,503	43,951	45,117
Additional paid-in capital	25,836	34,483	341,853	349,963	354,400
Shareholders’ (deficit) equity	(3,005)	992	314,763	297,560	265,809

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

We develop, market and support digital identity solutions that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. We market our solutions to the government, financial institutions, network service providers and enterprise customers directly through our own sales organization and indirectly through system integrators, resellers and original equipment manufacturers.

Until 2000, the majority of our revenues were comprised of hardware products such as ActivCard tokens and ActivReaders and, to a lesser extent, ActivPack authentication server software. In 1999, we began to focus development efforts on smart card related products, primarily in the form of software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities. In 2001 and 2002, 41% and 54% of revenues were derived from smart card related software, primarily from ActivCard Gold, ActivPack authentication server and license fees from product development agreements for the ActivCard Identity Management System and ActivCard Java Card Applets, respectively.

Hardware and software and maintenance revenues, expressed as a percentage of total revenues, are as follows:

	Year ended December 31,
	2000	2001	2002
Hardware revenues	69%	51%	35%
Software and maintenance revenues	31%	49%	65%

	100%	100%	100%

Hardware revenues are comprised of tokens, readers and cards.

Revenues by geographic region, expressed as a percentage of total revenues, are as follows:

	Year ended December 31,
	2000	2001	2002
North America	20%	51%	65%
Europe	76%	44%	31%
Asia	4%	5%	4%

	100%	100%	100%

Revenues by customer segment, expressed as a percentage of total revenues, are as follows:

	Year ended December 31,
	2000	2001	2002
Government	1%	26%	56%
Financial	76%	51%	26%
Corporate	23%	23%	18%

	100%	100%	100%

In 2000, Europe accounted for the majority of revenues, primarily from marketing our ActivCard Token products to European banks for secure network access and online banking applications. In 2001 and 2002, North America accounted for the majority of revenues, with accelerating deployments of our smart-card based software products, such as ActivCard Gold and the ActivCard Identity Management System, primarily to the U.S. Department of Defense.

We anticipate that the majority of our future revenue growth will be from marketing digital identity solutions, comprising the ActivCard Identity Management System, authentication servers, ActivCard Gold client software and ActivCard Java Card Applets on a smart card for purposes of providing network service providers and database administrators with identity issuance, usage, provisioning, life-cycle management and post-issuance management capabilities. As such, future development efforts will focus on software for the management of the smart card and mobile-related personal security devices. Further, end users of our products may migrate directly to supply sources to procure the related hardware elements, such as the smart cards themselves and smart card readers for large deployments, instead of procuring these through our company.

Our revenues have historically been invoiced in U.S. dollars, although we do offer Euro-based pricing on our worldwide price list. Operating expenses for ActivCard companies outside the United States are paid in the local currency. We hedge our non-functional currency denominated assets and liabilities to mitigate the effects of exchange rate fluctuations on earnings.

An increasing proportion of our revenues come from the U.S. government. U.S. government customers have historically demonstrated a tendency to increase purchases in the third quarter of a calendar year in connection with the end of the U.S. government fiscal year and decrease purchases in the fourth quarter of a calendar year. We have experienced this form of seasonality in the past and anticipate to experience this in the future, as well. As with many companies that have a substantial presence in Europe, we also experience seasonality in our business in the third quarter of the calendar year due to the traditional slowdown of economic activity throughout Europe in the summer months. If as anticipated, our revenues reflect an increasing proportion of software licenses in the future, we may experience another form of seasonality typical of other software companies. Software customers have a tendency to delay purchases until the fourth quarter as driven by an annual budgetary process. This typically causes first quarter revenues to be lower than the previous fourth quarter revenues. Although we have not experienced such seasonality in the past, we may in the future.

As a substantial proportion of our operating expenses are fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Critical accounting policies

The discussion and analysis of our consolidated financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales warranties and allowance for doubtful accounts, long-lived assets, goodwill and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We derive our revenue primarily from:

•	The license of client and/or server software products, such as ActivCard Gold and Trinity secure sign-on software, ActivPack authentication server software, ActivCard Identity Management Systems and ActivCard Java Card Applets;

•	Software support and maintenance contracts;

•	Hardware products such as ActivCard Token, ActivReader and other smart card readers; and

•	License fees from product development agreements for customized and significantly modified software products.

Significant management judgments and estimates must be made and used in connection with the revenue recognized in any reporting period.

For all sales, we use a binding contract, purchase order or other form of documented agreement to evidence an arrangement with a customer. We do not include acceptance clauses for our shrink-wrapped software products such as ActivCard Gold. Acceptance clauses usually give the customer the right to accept or reject the software after we have shipped the product. However, we have provided certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements and, on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, we do not recognize revenues until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

Revenues are derived primarily from the sale of software licenses, hardware and service agreements. We apply the provisions of Statement of Position 97-2 and related guidance. Revenues from software license agreements are generally recognized upon shipment, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant obligations remain and collection of the corresponding receivable is probable. In software arrangements that include hardware products, rights to multiple software products, maintenance and/or other services, we allocate the total arrangement fee among each deliverable, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. We determine vendor specific evidence of fair value of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, vendor specific evidence of fair value of an element is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. We define management having the relevant authority as any three of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Vice President, Marketing. When arrangements contain multiple elements and vendor-specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered.

Revenue from the sale of hardware products, such as ActivCard tokens and ActivReader, is recognized upon shipment of the product, provided that no significant obligation remains and collection of the receivable is considered probable.

Post-contract customer support is recognized on a straight-line basis over the term of the contract.

Service revenues include revenues from training, installation or consulting. From time to time, we enter into agreements with customers that require significant production, modification or customization of software in addition to the provision of services. Where the services are essential to the functionality of the software element of the arrangement, separate accounting for the services is not permitted and contract accounting is applied to both the software and service elements. In these cases, revenue is recognized as the work is performed pursuant to the related contracts and the achievement of related milestones in accordance with the percentage of completion method based on input measures.

Service revenues are recognized separately from the software element when the services are performed if vendor-specific objective evidence of fair value exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

Our normal payment terms are less than 60 days.

In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors, resellers and end users. We generally recognize revenue from product sales upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. Our policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling our products or the end user is known and has been qualified by us. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

Amounts billed in excess of revenue recognized are recorded as deferred revenue. Unbilled work-in-process is recorded as a receivable.

In September 2001, we licensed our authentication server software to VeriSign at or about the same time that we purchased software and services from VeriSign. This transaction was recorded at terms that we considered to be fair value. Although cash was exchanged in this transaction, we considered this a non-monetary transaction. For this transaction, we complied with Accounting Principles Board or APB Opinion No.29, “Accounting for Non-monetary Transactions”, and Emerging Issues Task Force or EITF issue No.01-02, “Interpretation of APB opinion No.29”, to determine whether the transaction was a monetary or non-monetary transaction. We recorded product revenues of $3.2 million in 2001 and billed $480 thousand in advance for maintenance and support for the twelve-month period commencing October 1, 2001. Software purchased from VeriSign in the amount of $3.0 million was capitalized as property and equipment and is being amortized on a straight-line basis over thirty-six months. In addition, we capitalized $908 thousand as prepaid expenses, which included maintenance and support, purchased digital certificates, license fees and prepaid training. The amounts included in prepaid expenses are charged to earnings as the services are provided or the certificates are consumed.

Sales warranties

Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and prior experience. We provide for the costs of warranty in excess of warranty coverage provided to us by the product assembly contractors. Our standard warranty period is ninety days for software products and one year for hardware products.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method. Write-downs for slow-moving and obsolete inventories are provided based on historical experience and current product demand.

Long-lived assets

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on future cash flows, discounted at our incremental borrowing rate, compared to the carrying amount. We adopted SFAS No. 144 on January 1, 2002 and on February 15, 2002, as a result of a change in corporate strategy, we executed a plan to dispose of the hosting operations of Authentic8 International. As a result, we recorded a charge to earnings in the amount of $15.6 million in 2002, which included a write-down of property and equipment of $645 thousand. No impairment charges have been recorded in any of the other periods presented. In the future, if any such impairment charges are required as a result of a change in circumstances, the resulting charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations.

Purchase price allocations

In 2001, we completed the acquisition of three companies, all of which were accounted for using the purchase method of accounting. In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. We allocated the purchase price to the assets acquired and liabilities assumed at the date of purchase based on their fair values. In order to determine fair values, we had to make assumptions regarding estimated future cash flows and make estimates based on other factors. In certain cases, an allocation was made to acquired in process research and development which was charged to operations, as the research and development did not have alternative future uses as of the date of the acquisition. The allocation of purchase price among long-lived assets, which are depreciated, in-process research and development, which is expensed at the time of acquisition and goodwill, which is not amortized starting January 1, 2002, but evaluated periodically for impairment, has a significant impact on both current and future operating results.

Valuation of goodwill and other intangible assets

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For identifiable long-lived assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value for identifiable long-lived assets is generally determined based on discounted cash flows.

On February 15, 2002, as a result of changes in strategic plans, we executed a plan to dispose of the hosting operations of Authentic8 International. As a result of the changed circumstances, the estimates and assumptions for future cash flows from the hosting operation declined indicating that an impairment in the value of the related assets existed. Accordingly, we recorded a charge to earnings in the amount of $15.6 million in 2002, which included an impairment of the carrying value of goodwill and other intangibles of $15.0 million.

In December 2002, in connection with our annual budgetary planning process and business review, we assessed the estimated future cash flows from our other acquired intangible assets and concluded that the carrying value of certain of these assets exceeded their fair value. As a result, we recorded an impairment charge of $5.1 million during the fourth quarter ended December 31, 2002. In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At December 31, 2002, we had $12.9 million of goodwill and other intangible assets, which accounted for 5% of our total assets.

In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No.142 provides that goodwill resulting from a business combination will no longer be amortized to earnings but rather will be reviewed periodically for impairment in value. The provisions of SFAS No.142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No.142 provided an exception to the prescribed date. Goodwill acquired after June 30, 2001 was subject to the non-amortization provisions. Accordingly, we amortized the goodwill resulting from acquisitions completed prior to June 30, 2001 on a straight-line basis over a five-year period from the acquisition dates to the end of the year. We did not amortize goodwill resulting from acquisitions completed subsequent to June 30, 2001. We adopted SFAS No.142 on January 1, 2002 and did not amortize any goodwill from the date of adoption. There was no impact from initial adoption of this standard on our consolidated financial position or results of operations. In December 2002, we performed an impairment test on the carrying value of goodwill and determined that no impairment existed. In the future, if any such impairment is determined to exist, the resulting charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations.

Restructuring activities

We recorded a charge of $8.6 million in 2002 related to a restructuring and business realignment plan, which consisted primarily of a reduction-in-work force and facility vacancy costs. Accounting pronouncements for restructuring costs in effect at the time required us to record provisions and charges when we had a formal and committed plan. On February 5, 2002, we announced a restructuring and realignment of our business and cost structure. We were required to make significant estimates related to the subletting of facilities in Fremont, California and Melbourne, Australia. Estimates related to sublease income are based on assumptions regarding expected vacancy periods required to locate and contract with suitable sublessees and current sublease market rates. In December 2002, we revised our estimate of expected sublease income and recorded an additional charge to earnings of $620 thousand. If the assumptions for these estimates change in the future due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts. In addition, we had to record estimated expenses for severance and outplacement costs. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities, as well as changes in estimates to amounts previously recorded.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. There will be no impact from initial adoption of this standard on our consolidated financial position or results of operations.

Income taxes

We have a history of operating losses. These losses generated a sizable net operating loss carry-forward in excess of $100 million as of December 31, 2002. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this net operating loss carry-forward if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the net operating loss carry-forward in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and minimum taxes). It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the relevant current local tax rates rather than the 0% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the net operating loss carry-forward is utilized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto under “Item 8, Financial Statements and Supplementary Data” which contain accounting policies and other disclosures required by U.S. GAAP.

Recent acquisitions

In 2001, we acquired three companies, all of which were accounted for using the purchase method of accounting. In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business and as such, we used the purchase method of accounting to allocate the purchase price to the assets acquired. The results of operations of the acquired businesses have been included in our consolidated statement of operations from their respective acquisition dates. We did not complete any acquisitions in 2000.

ActivCard Asia Pte. Ltd.

On March 26, 2001, we acquired the remaining 20% interest in ActivCard Asia Pte. Ltd. (“ActivCard Asia”) for $111 thousand. ActivCard Asia is now a wholly owned subsidiary.

Safe Data System S.A.

On June 27, 2001, we acquired 100% of the outstanding shares of Safe Data System S.A. (“Safe Data”), a privately held developer of user authentication software based in Montpellier, France. We acquired Safe Data to replace its existing authentication server as well as to augment its engineering resources and customer base.

Authentic8 International Inc.

On April 10, 2001, we mutually agreed to terminate an initial agreement to combine with Authentic8 International Inc. (“Authentic8”), a privately held, Australian-based company offering an outsourced remote access authentication service for banks and service operators. In connection with this, we recorded a charge against earnings in the amount of $3.1 million, which consisted of $2.0 million in professional fees and $1.1 million in break-up fees. Subsequently, we acquired 100% of the outstanding shares of Authentic8 on September 7, 2001. We acquired Authentic8 to augment our technology and customer base as well as to acquire a managed authentication service model and obtain expertise associated with outsourcing a service.

American Biometric Company Ltd. (Ankari)

On November 13, 2001, we acquired 100% of the outstanding shares of American Biometric Company Ltd. (“Ankari”), a privately held company based in Ottawa, Canada. Ankari’s software framework provides organizations with the ability to verify network user access through the use of any combination of passwords, digital certificates, security tokens, smart cards and biometrics. We acquired Ankari to augment our technology, customer base and engineering resources.

ActivCard South Africa (Newshelf 650 Pty. Ltd)

In January 2002, we acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business that develops and markets biometric authentication systems and related software development kits. We acquired the assets to augment our technology and to establish a sales presence in South Africa.

Foreign currency

The consolidated financial statements are prepared in accordance with U.S. GAAP with the U.S. dollar as the reporting currency. In 2002, we established a presence in South Africa through the acquisition of ActivCard South Africa, and throughout 2001, we increased our presence in North America by investing in our U.S. subsidiary primarily by hiring employees engaged in sales, marketing and research and development activities and by acquiring Ankari, which was based in Canada. The acquisition of Authentic8 established a presence for our company in Australia, adding personnel, primarily in selling and managed services. In 2000, we also created a subsidiary in Japan and modestly expanded our presence in Singapore. For the year ended December 31, 2002, approximately one-half of our expenses were denominated in currencies other than the U.S. dollar. As such, our results are affected by year-over-year exchange rate fluctuations in foreign currencies relative to the U.S. dollar, but primarily in fluctuations in exchange rates between the U.S. dollar and the Euro. The effect on operating results from revenues and expenses denominated in currencies other than the U.S. dollar has not been material to date. In January and April 2001, we transferred to our U.S. subsidiary the majority of our U.S. dollar cash balances that were previously held in France, thereby substantially mitigating the effects on the results of operations that might be caused by exchange rate fluctuations between the Euro and the U.S. dollar. In September 2001, we implemented a foreign exchange hedging program to mitigate gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve these objectives, we regularly enter into various short-term foreign currency forward contracts to offset these foreign exchange transaction gains and losses. At December 31, 2002, we did not have any foreign currency forward contracts outstanding.

Results of operations

The following table sets forth the selected items from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented:

	Year ended December 31,
	2000	2001	2002
Percentage of revenue
Revenue	100.0%	100.0%	100.0%
Cost of revenue	38.7	30.7	32.2

Gross profit	61.3	69.3	67.8

Operating expenses
Research and development	44.8	58.5	46.4
Sales and marketing	86.6	75.8	47.6
General and administrative	17.8	13.9	10.0
Amortization of goodwill and other intangible assets	—	2.4	5.0
Write-down of other intangible assets	—	—	12.2
Other charges	0.7	24.3	26.3

Total operating expenses	149.9	174.9	147.5

Loss from continuing operations	(88.6)	(105.6)	(79.7)
Non-operating income (expense)
Interest expense	—	(0.3)	—
Interest income	86.7	42.6	12.5
Foreign exchange gain (loss)	79.8	11.2	(1.1)

Income (loss) from continuing operations before income taxes	77.9	(52.1)	(68.3)
Income tax expense	—	—	(0.2)
Loss from discontinued operations	—	(1.4)	(40.2)

Net (loss) income	77.9%	(53.5)%	(108.7)%

Revenues

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Hardware revenues	$12,398	$16,022	$14,844	+29%	-7%
Software and maintenance revenues	5,683	15,154	26,996	+167%	+78%

	$18,081	$31,176	$41,840	+72%	+34%

The increase in software and maintenance revenues of 78% in 2002 and 167% in 2001 reflects our continued focus on smart card related products, primarily software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning, usage and management of digital identities. The increase in software and maintenance revenues in 2002 and 2001 was achieved primarily in the United States where we successfully marketed the ActivCard Gold client software, the ActivCard Identity Management System and ActivCard JavaCard Applets to the U.S. Department of Defense. The decline in hardware revenues of 7% in 2002 compared to 2001 reflected reduced demand from corporate and financial institutional customers for our token-based products in Europe, which did not carry over from 2001 when the same demand drove an increase in hardware revenues of 29% compared to 2000.

As a result of increased software license revenues, the amount of revenues from software maintenance and support contracts has also increased to 9% of total revenues in 2002 compared to 4% of total revenues in 2001.

Revenues from North America accounted for $27.1 million, or 65% of revenues in 2002, an increase of 70% over the $15.9 million, or 51% of revenues in 2001. North American revenues in 2001 were 338% higher than 2000 revenues of $3.6 million, which represented 20% of revenues. Revenues from Europe accounted for $12.8 million or 31% of revenues in 2002, a decrease of 6% over the $13.7 million or 44% of revenues in 2001. European revenues in 2001 were at the same level as 2000 revenues of $13.7 million, which represented 76% of 2000 revenues. Revenues in North America consisted primarily of ActivCard Gold client software and ActivCard Identity Management System sales sold indirectly through various channel partners into the U.S. Department of Defense, while European revenues were primarily related to ActivCard Token and ActivPack authentication server sales into European financial institutions. Our customers have been deploying our solutions primarily to consolidate multiple security solutions and databases such as PKI, static passwords, building access and Symmetric Key Infrastructure solutions designed solely for remote network access login. European banks and financial institutions are using our company products to offer Internet and on-line banking capabilities to their customers.

Cost of revenues

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(% of total revenue)
Cost of hardware revenues	32%	27%	20%	-5%	-7%
Cost of software and maintenance revenues	6%	4%	12%	-2%	+8%

	38%	31%	32%	-7%	+1%

Cost of revenues totaled $13.5 million in 2002, compared to $9.6 million for 2001. The 1% increase in cost of revenues as a percentage of sales in 2002 compared to 2001, reflects lower gross margins on software and maintenance as described below. The cost of software and maintenance revenues increased to $5.0 million in 2002, compared to $1.3 million in 2001. The increase in cost of software and maintenance revenues resulted from an increase in the software maintenance and support requirements for our large government deployments. The cost of hardware revenues increased slightly to $8.5 million in 2002, compared to $8.3 million for 2001. The increase in cost of hardware revenues resulted from increased volume of higher cost reader sales.

From 2000 to 2001, the 7% decrease in cost of revenues as a percentage of sales reflected a positive shift in the product mix in 2001, reflecting a higher proportion of revenues from the sale of software licenses and software products relative to 2000. The cost of software and maintenance revenues increased slightly to $1.3 million for the year ended December 31, 2001, compared to $1.2 million for the year ended December 31, 2000. The increase in cost of software and maintenance revenues resulted from an increased volume of software and maintenance revenues. Although software and maintenance revenues increased substantially from 2000 to 2001, the increase in the cost of software and maintenance revenues was comparatively less primarily because we commenced selling the ActivCard Gold client software in volume to the U.S. Department of Defense in 2001. The cost of hardware revenues increased to $8.3 million for the year ended December 31, 2001, compared to $5.8 million for the year ended December 31, 2000. The increase in cost of hardware revenues resulted from higher sales volume of hardware products. We increased investment in the infrastructure responsible for providing for and managing the supply of products for sale in 2000.

Included in cost of revenues are the costs associated with labor, manufacturing, delivery and other production and logistics costs. We employed 12 people in operations as of December 31, 2002 and 2001. Cost of revenues also includes the cost of staff dedicated to supporting customers on a post-sale basis including telephone support as well as providing software maintenance in the form of bug fixes and software updates. We employed 9 customer support people as of December 31, 2002 and 15 customer support people as of December 31, 2001.

Gross margin

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
Hardware gross margin	53%	48%	43%	-5%	-5%
Software and maintenance gross margin	79%	92%	82%	+13%	-10%

Total gross margin	62%	69%	68%	+7%	-1%

Gross margin totaled $28.4 million, $21.6 million and $11.1 million in 2002, 2001 and 2000, respectively.

The hardware gross margin percentage decreased 5% in 2002 to 43% from 48% in 2001 due to a negative shift in the product mix resulting in an increased proportion of hardware sales from lower margin reader sales. The software and maintenance gross margin percentage declined to 82% in 2002, a decrease of 10% from the gross margin percentage of 92% in 2001 due to increased costs of software maintenance and support activities for our large government deployments.

The hardware gross margin percentage for the year ended December 31, 2001 decreased 5% from 53% compared to the year ended December 31, 2000 due to lower average selling prices of token products caused by increased volume purchases from specific customers. The software and maintenance gross profit percentage for the year ended December 31, 2001 increased to 92% from 79% for the year ended December 31, 2000 as we commenced selling the ActivCard Gold client software in volume to the U.S. Department of Defense in June 2001.

Research and development expenses

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Research and development expenses	$8,097	$18,227	$19,427	+125%	+7%

Research and development expenses, consisting primarily of salaries, costs of components used in such activities and related overhead costs, increased 7% to $19.4 million in 2002 compared to $18.2 million in 2001. The increase in expenditures related primarily to additional personnel assumed from the acquisition of Safe Data in June 2001 and Ankari in November 2001. The majority of the research and development expenses incurred related to the introduction of new versions of ActivCard Gold, ActivCard Trinity and ActivPack products, as well as the development of the ActivCard Identity Management System primarily for the U.S. Department of Defense. We are developing a commercial version of the ActivCard Identity Management System for the enterprise, which we released to the marketplace in the third quarter of 2002. We also commenced integrating the Trinity and Gold client software into a single unified solution during 2002.

Research and development expenses increased by 125% from 2000 to 2001, as headcount increased by 81 persons engaged in research and development activities, including 44 employees engaged in related activities from the acquisitions of Safe Data System, Authentic8 and Ankari. The majority of the research and development expenses incurred related to the introduction of new versions of ActivCard Gold products as well as the ongoing development of the ActivCard Identity Management System primarily for the U.S. Department of Defense.

In connection with the purchase of certain assets from two privately held companies based in South Africa in January 2002, the portion of the purchase price that was attributed to research and development assets was as follows (in thousands):

Developed and core technology	$182
Acquired in process research and development	68

Acquired research and development assets	$250

The values attributed to acquired in-process research and development assets were based on discounted estimated future cash flows on a project-by-project basis over periods ranging over four years for developed technologies and five years for core technologies and in process research and development. The discount rates used ranged from 20% to 25% for developed and core technology and 30% for in process research and development.

The nature of the research and development assets purchased from the two privately held South African companies related to biometric authentication systems and related software development kits. An initial limited version of the biometric authentication system allows developers and solution providers to offer enhanced fingerprint authentication. At the time of asset purchase, the product was released to a limited and controlled group of customers. The full-featured product was released to the general marketplace in April 2002 and generated revenues starting in the quarter ended June 30, 2002. No material additional development is planned. The cost to complete the development work was less than $25 thousand and related to completion of functionality and features.

The portion of the purchase price of the acquired assets that related to acquired research and development assets that had no alternative future use amounted to $68 thousand and was charged to operations as expense in the first quarter of 2002.

In connection with the acquisitions of Safe Data, Authentic8 and Ankari in 2001, the portion of the purchase price that was attributed to research and development assets was as follows (in thousands):

	Safe Data	Authentic8	Ankari	Total
Developed and core technology	$2,300	$1,900	$4,300	8,500
In process research and development	101	300	2,300	2,701

Acquired research and development assets	$2,401	$2,200	$6,600	$11,201

The values attributed to acquired in process research and development assets were based on discounted estimated future cash flows on a project-by-project basis over periods ranging from three to seven years for developed and core technologies and five to seven years for in process research and development. The discount rates used ranged from 19% to 45% for developed and core technology and 24% to 50% for in process research and development.

The nature of the research and development assets acquired from Safe Data on June 27, 2001, related to the development of an authentication server. An authentication server is software that resides on a server that is designed to authenticate a user accessing a network by matching a password that is generated by a personal security device, such as a smart card or token, with the algorithm stored in its database. At the acquisition date, the status of development and the complexity of the work completed were estimated to be at the early stages of development. Accordingly, additional research and development was anticipated prior to release of the products under development. As of December 31, 2001, the product was complete, had been released and generated revenue in the third and fourth quarters of 2001. The cost to complete the project was less than $100 thousand and related to the completion of development, integration with existing ActivCard products, such as the ActivCard token, testing and technical documentation.

The nature of the research and development assets acquired from Authentic8 on September 11, 2001, related to the development of version 1.0 of Authentic8 client/server product. This development was required to enable Authentic8 to offer a fully outsourced public key infrastructure or PKI based remote access authentication service. At the acquisition date, the status of development and the complexity of the work completed were estimated to be at later stages of development. Accordingly, additional research and development was anticipated prior to commercial launch of the service. The product under development was estimated to be approximately three months from completion and was expected to generate material revenues in December 2001. The cost to complete the product under development was estimated to be less than $200 thousand and related to development of software code, integration with other products required to offer a complete server offer, testing and documentation.

The nature of the research and development assets acquired from Ankari on November 13, 2001, related to the development of client/server authentication software that support a broader range of personal security devices including biometrics. Ankari also markets authentication hardware in the form of fingerprint readers or biometric authentication as well as smart card readers. At the acquisition date, the status of development and the complexity of the work completed were estimated to be at the early stages of development. Accordingly, additional research and development was anticipated prior to release of the products under development. Version 4.2 of the client/server authentication software, which incorporated a number of new functionalities into the Trinity product, was completed, made available for general release and generated revenues in the fourth quarter of 2002. The cost to complete the project was approximately $2.0 million and related to the completion of development, integration with existing ActivCard products, such as the ActivCard token and smart card client software, testing and technical documentation.

Had any of these in-process research and development project been completed in a less timely manner, we would have experienced lower revenues, delays in receiving customer orders, loss of revenue opportunities and increased research and development expenses, among other things.

The portion of the purchase price of the acquired companies that related to acquired research and development assets that had no alternative future use amounted to $2.7 million and was charged to operations as expense in 2001. There were no acquisitions of research and development assets in 2000.

We employed 137 and 167 people in research and development at December 31, 2002 and 2001, respectively.

Sales and marketing expenses

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Sales and marketing expenses	$15,657	$23,624	$19,939	+51%	-16%

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions, travel expenses of sales and marketing personnel, and costs associated with marketing programs and promotions. Selling and marketing expenses decreased 16% in 2002 compared to 2001 as a result of headcount reductions implemented as part of our restructuring and business realignment plan and reduced marketing activities.

In 2001, selling and marketing expenses increased 51% over 2000 as we continued to invest in the development of an indirect sales organization to leverage the benefits of an indirect sales channel but also, to a lesser extent, on direct sales capabilities as well. The increase in marketing and selling expenses resulted from an increase in headcount of 32 sales and marketing personnel, including 19 employees as a result of the acquisitions of Safe Data, Authentic8 and Ankari during the year. In 2001, sales and marketing expenses also included a charge of $349 thousand related to the reorganization and realignment of the sales organization in the fourth quarter of 2001.

We continued to invest in marketing related activities to develop brand awareness for our company and products primarily through tradeshow attendance, advertising, promotions and product and channel collateral and partner programs. Our major tradeshows include Cartes, CeBit and Networld Interop.

We employed 90 and 112 people in sales and marketing at December 31, 2002 and 2001, respectively.

General and administrative expenses

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
General and administrative expenses	$3,220	$4,346	$4,180	+35%	-4%

General and administrative expenses consisted primarily of personnel costs for administration, accounting and finance, human resources and legal as well as professional fees related to legal, audit, accounting, transfer agent fees and stock exchange listing maintenance fees. General and administrative expenses decreased 4% in 2002 compared to 2001 primarily due to the elimination of certain positions and the replacement of certain executive-level positions with lower cost personnel. The reduction in general and administrative expenses was somewhat offset by an increase in professional fees such as legal and audit related to the defense of our intellectual property and the implementation of new accounting pronouncements.

The increase in general and administrative expenses of 35% from 2000 to 2001 related to increased professional fees, employee severance and incremental general and administrative expenses from acquired companies. Professional fees accounted for 13%, employee severance 9% and general and administrative expenses from acquired companies 2%, respectively.

We employed 27 people in general and administrative functions and 16 personnel in corporate and IT functions on December 31, 2002 compared to 28 people in general and administrative functions and 13 personnel in corporate and IT functions on December 31, 2001.

Amortization of goodwill and other intangible assets

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Amortization of goodwill and other intangible assets	$—	$774	$2,073	+100%	+168%

The amortization of goodwill and other intangibles resulted from the acquisitions of ActivCard Asia, Safe Data, Authentic8, Ankari and the assets acquired from two privately-held companies based in South Africa. Of these amounts, the amortization of goodwill related to the acquisitions of ActivCard Asia and Safe Data, both of which occurred prior to June 30, 2001, totaled $68 thousand in 2001. Effective January 1, 2002, goodwill is no longer amortized and as such, there was no amortization expense related to goodwill in 2002. Amortization of other intangibles totaled $2.1 million and $0.7 million in 2002 and 2001, respectively. The amortization of other intangibles consisted of the amortization of developed and core technology, agreements, contracts, trade names and trademarks.

Write-down of other intangible assets

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Write-down of other intangible assets	$—	$—	$5,090	—%	+100%

In December 2002, in connection with our annual budgetary planning process and business review, we identified indicators of possible impairment of our other acquired intangible assets. These indicators included changes to our strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts and strategic agreements. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, we determined that our other acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, we recorded an impairment write-down of $5.1 million during the year ended December 31, 2002. The other intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.

Other charges

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Other charges	$124	$7,564	$11,009	+6100%	+46%

Other charges for the respective comparative periods consisted of the following (in thousands):

	Year ended December 31,
	2000	2001	2002
Acquired in-process research and development	$—	$2,701	$68
Acquisition termination charges	—	3,149	—
Amortization of deferred compensation:
Cost of revenue	—	9	33
Research and development	—	488	738
Sales and marketing	—	223	493
General and administrative	124	65	90
Compensation paid to former C.E.O	—	728	—
Settlement of litigation	—	201	—
Restructuring and business realignment expenses	—	—	8,586
Re-incorporation expenses	—	—	1,001

Total other charges	$124	$7,564	$11,009

Acquired in-process research and development represents the fair value of product that was at a stage of development that requires further research and development to determine technological feasibility and commercial viability. Acquired in process research and development was $68 thousand in 2002 and related to the acquisition of ActivCard South Africa. Acquired in process research and development was $2.7 million in 2001 and related to the acquisitions of Safe Data, Authentic8 and Ankari in 2001. There were no acquisitions in 2000.

Acquisition termination charges of $3.1 million represent charges incurred for the termination of a share purchase agreement to acquire Authentic8 in April 2001. The charges consisted primarily of professional fees of $2.0 million and an agreement termination fee of $1.1 million.

Amortization of deferred compensation amounted to $1.4 million, $785 thousand, and $124 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts relate to amortization of the vested shares issued to certain employees of Safe Data who remained as employees of ActivCard as well as amortization of deferred compensation related to options and warrants granted at exercise prices that were less than the fair value of our share price on the date of grant. Prior to June 27, 2002, our stock option and warrant plans provided for an exercise price that was calculated as the twenty-day weighted average closing price on Nasdaq Europe. On certain dates in 2001, the twenty-day weighted average closing price on Nasdaq Europe was less than the fair value of the closing share price on the date of grant and accordingly, deferred compensation was recorded. The amount of deferred compensation was $3.1 million as of December 31, 2002 which will be amortized over the remaining vesting period on a straight-line basis through October 2005.

In 2001, we paid $728 thousand in compensation related to the termination of our former chief executive officer. The amounts paid were in accordance with an employment contract and statutory requirements under French law.

In 2001, we recorded $201 thousand for the settlement of litigation. The litigation related to a former minority shareholder of ActivCard Europe S.A. (formerly Telecash S.A.) as well as a second dispute for investment banking fees on a private financing completed in February 2000.

In 2002, we commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses and recorded restructuring and business realignment costs of $8.6 million. Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of employee headcount of $2.6 million, facility exit costs of $6.0 million, consisting primarily of approximately nine years of minimum lease payments due under certain excess facilities lease agreements, net of estimated sublease revenue. The severance costs were for 90 employees, of which 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative activities, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions.

The reduction in staff has lowered research and development, selling and marketing and general and administrative expenses by approximately 15% from fourth quarter 2001 run rates after providing for a full quarter of expenses for employees that joined ActivCard upon the acquisition of Ankari in November 2001. As a result of the restructuring activities, research and development, selling and marketing and general and administrative expenses have declined each quarter in 2002 since the restructuring in February 2002.

Components of accrued restructuring charges, which are presented on the consolidated balance sheet, and consolidated statements of operation for the year ended December 31, 2002, were as follows (in thousands):

	Facility Exit Costs	Workforce Reduction	Total
Accrual balance at January 1, 2002	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	8,129
Adjustments to accruals for changes in estimates	569	(112)	457
Payments	(701)	(1,658)	(2,359)
Asset write-offs	(214)	(717)	(931)

Accrual balance at December 31, 2002	5,077	219	5,296
Less current portion	648	219	867

Long term portion	$4,429	$—	$4,429

Estimated remaining cash expenditures	$5,077	$219	$5,296

Remaining cash expenditures of $5.1 million to complete the facility exit activities will be made over the nine-year period ending February 2011. We expect to make remaining cash payments of $219 thousand to complete the work force reduction by March 31, 2003.

In 2002, we incurred charges of $1.0 million related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of legal, audit and other professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the SEC and the Belgian Banking and Finance Commission.

Interest income and expense

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Interest expense	$(16)	$(81)	$(11)	+406%	-86%

Interest income	$15,669	$13,269	$5,209	-15%	-61%

The decrease in interest income of 61% from 2001 to 2002 was the result of lower interest rates in effect during 2002 compared to 2001 combined with lower average cash balances during the year. The decrease in interest income from 2000 to 2001 of 15% also related to lower interest rates and lower average cash balances. We consumed cash due to operating losses and the completion of three business acquisitions during the second half of 2001. We had cash and short-term investments of $248.4 million at December 31, 2002 and 2001 compared to $309.9 million at December 31, 2000. We earned an average yield from interest income and capital gains of 2.10% during 2002 on average cash balances and short-term investments compared to 4.75% in 2001.

Interest expense decreased 86% in 2002 compared to 2001 as loans and capital lease obligations assumed on the acquisition of Safe Date in 2001 were repaid in 2002. These loans and capital lease obligations resulted in the increase in interest expense in 2001 compared to 2000.

Foreign exchange gains and losses

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Foreign exchange gain (loss)	$14,429	$3,491	$(458)	-76%	-113%

Foreign exchange gains decreased 113% to a loss of $458 thousand in 2002. In September 2001, we implemented a foreign currency hedge program to mitigate the effect of exchange rate fluctuations on non-functional currency denominated assets and liabilities held by ActivCard legal entities. The average exchange rate of the Euro relative to the U.S. dollar for the year ended December 31, 2002 was 0.95. The average exchange rate of the Euro relative to the U.S. dollar for the year ended December 31, 2001 was 0.89.

Foreign exchange gains decreased 76% to $3.5 million in 2001 compared to 2000. In 2001, the recapitalization of the U.S. subsidiary and the related transfer of the U.S. dollar cash balances from France to the U.S. substantially mitigated the effects of significant fluctuations in the French franc/U.S. dollar exchange rate. The implementation of our foreign currency hedge program in September 2001 also mitigated the effect of exchange rate fluctuations. The exchange rate of the French franc relative to the U.S. dollar on December 31, 2001 was 7.44 compared to 7.05 on December 31, 2000.

Income tax expense

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Income tax expense	$(1)	$(22)	$(69)	+2200%	+214%

The income tax expenses incurred in 2002 were the result of minimum taxes payable in France. At December 31, 2002 in the U.S. we had federal net operating loss carry-forwards of $36.0 million, which will expire if unused in the years 2010 to 2023 and state net operating loss carry-forwards of $20.4 million, which will expire if unused in the years 2005 to 2014; net operating loss carry-forwards of approximately $48.8 million in France, $15.7 million of which will expire if unused in 2007 and 2009; and net operating loss carry-forwards of $3.5 million in Canada, which will expire in 2010 if unused. We also have net operating loss carry-forwards in Australia and Singapore of approximately $2.9 million and $3.9 million, respectively, with no expiration dates. The utilization of these net operating loss carry-forwards is limited to our future operations in the tax jurisdiction in which such carry-forwards arose. Due to our history of losses, we have provided valuation allowances covering 100% of net deferred tax assets.

Discontinued operations

	Year ended December 31,			% Change in
	2000	2001	2002	2001	2002
	(in thousands)
Loss from discontinued operations	$—	$(429)	$(16,834)	+100%	+3824%

On February 15, 2002, we executed a plan to dispose of the hosting operations of Authentic8. The assets and liabilities related to the hosting operations have been classified as assets and liabilities held for sale on the consolidated balance sheet and the charge to earnings has been classified as a loss from discontinued operations on the consolidated statement of operations. In February 2003, we entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8.

The loss from discontinued operations was comprised of the following (in thousands):

	Year ended December 31,
	2001	2002
Revenue	$65	$215

Loss from discontinued operations consists of:
Operating loss	$429	$1,202
Other charges:
Impairment of goodwill	—	13,169
Impairment of other intangibles	—	1,818
Write-down of fixed assets	—	645

	$429	$16,834

Liquidity and capital resources

As of December 31, 2002, we had cash and equivalents and short-term investments of $248.4 million, a decrease of $62 thousand from December 31, 2001. In 2002, we consumed $9.0 million of cash from continuing operations primarily due to a net loss from continuing operations in the period of $28.6 million. Included in the loss from continuing operations were non-cash items totaling $13.6 million. We consumed $12.8 million of cash from continuing operations in 2001 primarily from a net loss from continuing operations of $16.3 million offset by non-cash items of $6.7 million. As of December 31, 2001, we had cash and equivalents of $248.4 million, a decrease of $61.4 million from December 31, 2000.

Accounts receivable, net of allowances, increased to $9.2 million as of December 31, 2002 from $8.3 million as of December 31, 2001. Accounts receivable, net of allowances increased to $8.3 million as of December 31, 2001 from $5.8 million as at December 31, 2000. Days sales outstanding, which is a measure of the average collection period of trade accounts receivable, improved to 69 days at December 31, 2002 from 83 days as of December 31, 2001. Days sales outstanding as of December 31, 2000 was 86 days. The credit terms extended to our customers are typically less than 60 days, which has not changed during these periods. We anticipate that days sales outstanding will remain consistent with historical trends. We believe that our current days sales outstanding figure is consistent with other companies in our industry.

Investing activities consisted primarily of investments in short-term securities, acquisitions and capital expenditures in 2002. Purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $89.5 million for the year ended December 31, 2002 as we invested excess cash and equivalents in U.S. government and government agency securities. During 2002, we also acquired certain assets and assumed certain liabilities of two privately held companies based in South Africa totaling $1.2 million including acquisition costs and recovered $1.8 million from closing balance sheet adjustments from the purchase of Safe Data and Authentic8.

In fiscal 2001, investing activities consisted primarily of acquisitions and capital expenditures. Business acquisitions, net of cash received, totaled $33.9 million in 2001. We purchased Safe Data, for which $1.9 million of the purchase price was cash, Authentic8 which was $14.4 million including acquisition costs and Ankari which was $18.4 million including acquisition costs. We did not acquire any companies in 2000. Capital expenditures totaled $1.7 million in 2002, $8.5 million in 2001 and $1.7 million in 2000. Capital expenditures typically consist of leasehold improvements, furniture and fixtures, computers and lab equipment. In 2001, we purchased software from VeriSign for $3.0 million that will enable us to issue digital certificates on a smart card. We also extended a $2.7 million full recourse loan to an executive officer. The loan earned interest at a rate of 3.5% per annum and was due October 21, 2002. The loan was secured by 867,800 shares of ActivCard S.A. held by the executive officer. The loan and accrued interest were repaid in full on November 13, 2002.

Financing activities for the year ended December 31, 2002 consisted primarily of proceeds from the issuance of common shares resulting from the exercise of warrants and options of $5.8 million. For the year ended December 31, 2001, financing activities of $1.0 million consisted primarily of proceeds from the issuance of common shares resulting from the exercise of options and warrants.

In February 2000, we completed a private placement with strategic partners Sun Microsystems, SCM Microsystems, Schlumberger and Business Brain Showa-Ota for net proceeds of $17 million by issuing 990,675 shares at a price of $17.16 per share. In March 2000, we completed a public offering raising net proceeds of $282 million by issuing 4 million shares at a price of $76.50 per ADS (each ADS represented one common share of ActivCard S.A.). We also raised $6.2 million from the exercise of warrants, reserved rights and stock options during the year. These capital transactions were partially offset by repayments of loans and principal payments of capital leases totaling $821 thousand.

At December 31, 2002, we had $525 thousand of long-term liabilities compared to long-term liabilities of $560 thousand at December 31, 2001. Long-term liabilities consist primarily of deferred rent of $525 thousand and $444 thousand as of December 31, 2002 and December 31, 2001, respectively.

Our future capital requirements, the timing and amount of expenditures, and the adequacy of funds available to us will depend on our success in developing and selling new and existing products. Based on our current plans, we believe that existing cash balances and cash flows generated by operations will be adequate to satisfy our capital requirements at least through 2003.

We intend to pursue business acquisition opportunities that provide business, products, technologies or even sales channels that are complementary to our business.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(1)	$19,785	$2,605	$4,467	$4,729	$7,984
Capital leases	7	7	—	—	—
Long-term debt	525	—	—	—	525

Total	$20,317	$2,612	$4,467	$4,729	$8,509

(1)	Operating lease payments are exclusive of sublease income.

Recent accounting pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that intangible assets be recognized as assets apart from goodwill if they meet certain criteria. We adopted the provisions of SFAS No. 141 on July 1, 2001. We have accounted for all combinations using the purchase method.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill resulting from a business combination will no longer be amortized to earnings but rather is to be reviewed periodically for impairment in value. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 provided an exception to the prescribed date. Goodwill acquired after June 30, 2001 was subject to the non-amortization provisions. Accordingly, we amortized the goodwill resulting from acquisitions completed prior to June 30, 2001 on a straight-line basis over a five year period from the acquisition dates to the end of the year. We did not amortize goodwill resulting from acquisitions completed subsequent to June 30, 2001. We adopted SFAS No. 142 on January 1, 2002 and will no longer amortize goodwill from the date of adoption. There was no impact from initial adoption of this standard on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No. 144 as of January 1, 2002. There was no impact from initial adoption of this standard on our consolidated financial position or results of operations for the periods presented.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. SFAS 146 also requires that such a liability be measured at its fair value and subsequent changes to the liability be measured using the credit-adjusted risk-free rate used when the liability was initially recorded. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that there will be any impact from initial adoption of this standard on our consolidated financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We are currently determining what effect, if any, the adoption of the recognition and measurement provisions will have on our operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based

Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

Risk Factors

Risks of the business

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability on an operating basis and we may continue to incur operating losses in the foreseeable future. We incurred losses from operations of $33.3 million in 2002 and $32.9 million and $16.0 million for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2002, our accumulated deficit was $115.8 million, which represents our net losses since we began our operations. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

Although our annual revenues have increased in recent years, we will need to achieve significant incremental revenue growth to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

Our industry is characterized by rapid technological change and we must continually improve our products to remain competitive.

The market for network security products is characterized by rapid technological advances, changes in customer requirements, evolving industry standards and frequent new product introductions and enhancements. If we do not continually modify and adapt our products and improve the performance features and reliability of our products in response to advances and changes in technology and standards, our business could be adversely affected and our products and technology could become obsolete or less marketable. Moreover, if new Internet, networking or telecommunications technologies or standards become widely adopted, or if other technological changes occur, we may need to adapt our products. Our future operating results will depend upon our ability, on a timely basis, to enhance our current products and to develop and introduce new products that address the increasingly sophisticated needs of the marketplace and that keep pace with technological developments, new competitive product offerings and emerging industry standards. The process of developing our products and services is extremely complex and requires significant ongoing development efforts.

Results vary significantly from quarter-to-quarter and it is difficult to forecast future results.

Our operating results are difficult to forecast and may continue to fluctuate. As a result, period-to-period comparisons of our operating results are not necessarily meaningful. Factors that influence our operating results include:

•	Changes in customer capital spending budgets;

•	Significant advances in techniques for attacking cryptographic systems;

•	Publicity regarding the successful circumvention of security features of products similar to our products;

•	Government regulation limiting the use, scope and strength of the cryptography used in our products;

•	The size, timing and delivery requirements of individual product orders and related services;

•	Market acceptance of our new digital identity management products;

•	Customer order deferrals in anticipation of new product releases or changes in customer deployment plans;

•	The lack of a significant order backlog;

•	The lengthy sales cycle of our products due to the complexity of the products and services composition and the challenges in assessing customer environments and interoperability requirements;

•	The ability to source third party hardware and software products for inclusion into final product mix;

•	The ability to obtain acceptance of orders due to changes in customer environment or services delivery;

•	The level of product and price competition;

•	Our ability to develop new and enhanced products and control costs;

•	The mix of products, goods and services sold;

•	The mix of distribution channels through which our products are sold;

•	Our ability to integrate the technology and operations of acquired businesses; and

•	Foreign currency exchange rate fluctuations.

Our expense levels are based, in part, on our expectations of future revenues and if such expectations are not met, our operating results will be adversely affected. Further, net income (loss) may be disproportionately affected by a reduction in revenues because of the relatively small amount of our expenses that vary with our revenues.

We experience seasonal fluctuations in sales and, as a result, our revenues may fluctuate significantly from period to period.

As with many companies that have a substantial presence in Europe, we experience seasonality in our business. The third quarter is typically a challenging quarter due to the traditional slowdown of economic activity throughout Europe in the summer months. If, as anticipated, our revenues reflect an increasing proportion of software licenses in the future, we may experience another form of seasonality typical of other software companies. Software customers have a tendency to delay purchases until the fourth quarter as driven by an annual budgetary phenomenon. This typically causes first quarter revenues to be lower than the previous fourth quarter revenues. Further, we have experienced a proportional increase in revenues from the U.S. federal government whose budgetary year ends September 30. Other companies who derive a significant proportion of their revenues from the U.S. federal government have experienced lower fourth quarter revenues than third quarter revenues due to the annual budgetary process. Although we have not experienced such seasonality in the past, we may in the future. As a significant portion of our operating expenses are fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

In addition, a significant percentage of our quarterly revenues occur during the last weeks of the quarter. This has reduced the visibility of our quarterly operating results and increased the risk that revenues expected in a quarter will not be realized until future quarters.

Our operating margins may decline in future periods as we make significant expenditures necessary to remain competitive.

Depending on market conditions, market opportunities, actual revenues achieved and the competitive landscape, we may increase our investment in research and development and, to a lesser extent, sales and marketing organizations. In addition, we may make additional investments in our general and administrative infrastructure. As a result, operating margins may decrease from historical levels. The amount and timing of these additional expenditures are likely to result in fluctuations in operating margins. Any material reduction in gross or operating margins could materially adversely affect our operating results. In addition, we could receive limited returns on the investments we have made in resources to develop and market new products if we are not successful introducing new products or if these new products are not accepted in the marketplace.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenues are derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results from operations could be harmed.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

Historically, we have experienced a concentration of revenues through certain of our channel partners to customers. In 2002 and 2001, there was a high concentration of revenues through a number of system integrators to the U.S. Department of Defense. Many of our contracts with our significant channel partners are short-term. If any of these channel partners did not renew their contract upon expiration, or if there was a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

In 2000, one customer accounted for 61% of revenues. In 2001, three customers accounted for 41% of revenues. In 2002, one customer accounted for 26% of revenues. Our customers consist primarily of system integrators, resellers, distributors and OEMs. We ship product to the U.S. Department of Defense exclusively through system integrators. In the year ended December 31, 2002, we shipped product to many departments within the U.S. Department of Defense through system integrators such as Northrop Grumman. Our subcontract agreement with Northrop Grumman expires in July 2003. We cannot be certain that the subcontract agreement with Northrop Grumman will be renewed or extended.

In the aggregate, the U.S. Department of Defense, as an end-user, accounted for more than 50% of our consolidated revenues. Two end-users, representing departments within the U.S. Department of Defense, each accounted for 10% of consolidated revenues during that period. No other customer in 2000, 2001, or 2002 accounted for 10% or more of our revenues. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

We have a long and often complicated sales cycle for individual orders, which can result in significant revenue fluctuations from quarter to quarter.

The sales cycle for our products, which is the period of time between the identification of a potential customer and completion of the sale, is typically long and subject to a number of significant risks over which we have little control. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly from period to period. If revenue falls significantly below anticipated levels, our business would be seriously harmed.

A typical sales cycle is often six to nine months in the case of an enterprise customer, and more than twelve months in the case of a network service provider customer or government entity.

Purchasing decisions for our products and systems may be subject to delay due to many factors that are not within our control, such as:

•	The status of the war in Iraq and related political and economic uncertainties;

•	The time required for a prospective customer to recognize the need for our products;

•	The time and complexity for us to assess and determine a prospective customer’s IT environment;

•	The significant expense of digital identity products and network systems;

•	The customer’s requirement for customized features and functionalities;

•	The customer’s internal budgeting process; and

•	Internal procedures a customer may require for the approval of large purchases.

Furthermore, the implementation process is subject to delays resulting from network administrative concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers or other host systems is usually scheduled to occur over a two-to-three-year period and the licensing of digital identity systems and products, including client and server software, smart cards, readers, tokens and the recognition of maintenance revenues would also occur over this period.

The market for our products is still developing and if the industry adopts standards or a platform different from our platform, then our competitive position would be negatively affected.

The market for digital identity products is still emerging and is also experiencing consolidation. The evolution of the market is in a constant state of flux that may result in the development of different network computing platforms and industry standards that are not compatible with our current products or technologies.

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for particular operating systems related to smart card deployment and use. Should platforms other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage to competitors who have been focusing on alternative platforms and operating systems. If this were to occur, our future growth and operating results could suffer.

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.

The nature of our bidding process and competitive pressures may, in the future, force us to sell products at a loss.

We engage in competitive bidding practices for some of our contracts that in the future could result in our costs exceeding our revenues for some contracts. We generate a portion of our revenue from contracts and purchase orders awarded through competitive bidding processes. Our bids will not always be accepted or, if accepted, awarded contracts may not generate enough revenue to be profitable. The competitive bidding process is typically lengthy and often results in the expenditure of financial, engineering and other resources early in the process and also in connection with bids that are not accepted. Additionally, inherent in the competitive bidding process is the risk that our costs may exceed projected costs upon which a submitted bid or contract price is based.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales are a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers from those countries to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. In 2000, 2001 and 2002, markets outside of North America accounted for 80%, 49% and 35% of consolidated revenues, respectively.

We face a number of risks inherent in doing business in international markets, including among others:

•	Unexpected changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	Export controls relating to encryption technology;

•	Tariffs and other trade barriers;

•	Difficulties in staffing and managing international operations;

•	Changing economic or political conditions;

•	Exposures to different legal standards;

•	Burdens of complying with a variety of laws and legal systems;

•	Fluctuations in currency exchange rates; and

•	Seasonal reductions in business activity during the summer months in Europe as well as other parts of the world.

While we prepare our financial statements in U.S. dollars, we have historically incurred a substantial portion of our expenses in Euros and prior to the Euro, French francs. We expect that a significant portion of our expenses will continue to be incurred in Euros and, to a lesser extent, in other non-U.S. foreign currencies. Fluctuations in the value of the Euro and other currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

We rely on the services of certain executive officers and key personnel, the loss of whom could adversely affect our operations.

Our future success depends largely on the efforts and abilities of our executive officers and senior management and other key employees, including technical and sales personnel. The loss of the services of any of these persons could harm our business. We do not maintain any key-person insurance for any of our employees.

Our ability to remain competitive depends in part on attracting, hiring and retaining qualified technical personnel.

Our future success depends in part on the availability of qualified technical personnel, including personnel trained in software and hardware applications within specialized fields. As a result, we may not be able to successfully attract or retain skilled technical employees, which may impede our ability to develop, install, implement and otherwise service our software and hardware systems and to efficiently conduct our operations.

The information technology and network security industries are characterized by a high level of employee mobility and the market for technical personnel remains extremely competitive in certain regions. This competition means there are fewer highly qualified employees available to hire, the costs of hiring and retaining such personnel are high and they may not remain with our company once hired. Furthermore, there is continuing pressure to provide technical employees with stock options and other equity interests in our company, which may dilute our earnings (loss) per share.

Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results and financial condition. The addition and assimilation of new personnel may be made more difficult by the fact that our research and development personnel are split between France, the United States and Canada, and our sales and marketing activities are located on three continents, thus requiring the coordination of organizations separated by geography and time zones, and the interaction of personnel with disparate business backgrounds, languages and cultures.

Our planned growth will place significant strain on our financial and managerial resources and may negatively affect our results of operations.

Our ability to manage our growth effectively will require us:

•	To continue to improve our operations, financial and management controls, reporting systems and procedures;

•	To train, motivate and manage our employees; and

•	As required, to install new management information systems.

Our existing management and any new members of management may not be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. If we are successful in achieving our growth plans, such growth is likely to place a significant burden on the operating and financial systems, resulting in increased responsibility for our senior management and other personnel.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. In 2001, we acquired Safe Data System S.A. in Montpellier, France, Authentic8 International Inc. in Melbourne, Australia and American Biometric Co. Ltd. (Ankari) in Ottawa, Canada. We may make additional strategic acquisitions of companies, products or technologies in the future in order to implement our business strategy. If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions. For example, in the first quarter of 2002, we decided to dispose of certain of the operations of Authentic8. As a result of this decision, we recorded a $16.8 million charge to earnings in year ended December 31, 2002 associated with the impairment of goodwill and other intangibles, write-down of property and equipment and loss from discontinued operations. Acquisitions may also subject us to unanticipated liabilities or risks, disrupt our operations and divert management’s attention from day-to-day operations.

To date, we have primarily used cash to finance our business acquisitions. We may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer due to acquisition-related expenses and the amortization of acquired intangible assets.

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and will no longer amortize goodwill from the date of adoption. Under SFAS 142, we are required to evaluate our goodwill and other intangible assets on an annual basis or as events or circumstances occur which may indicate an impairment of the value of these assets. In December 2002 in conjunction with our annual budgetary planning process and business review, we assessed the estimated future cash flows from our other acquired intangible assets and concluded that the carrying value of certain of these assets exceeded their fair value. As a result, we recorded an impairment charge of $5.1 million during the fourth quarter ended December 31, 2002. In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At December 31, 2002, we had approximately $12.9 million of goodwill and other intangible assets, which accounted for approximately 5% of our total assets.

We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into any such relationships, or if we lose an existing relationship, our business could be harmed.

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into products of others, to jointly engage in research and development efforts and to jointly engage in marketing efforts and reseller arrangements. None of these relationships are exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors.

If we are unable to enter into cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be harmed. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require the expenditure of significant financial, personnel and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners. For example, Schlumberger distributes software for logical security applications using smart cards in addition to the smart card products that they license from our company. This competition may adversely affect our relationships with our strategic partners, which could adversely affect our business.

The nature of our operations makes us particularly susceptible to power outages, computer viruses, acts of terrorism and natural disasters.

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunication failures, intentional acts of vandalism or terrorism and similar events. In particular, our U.S. headquarters are located in the San Francisco Bay area, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption would result in losses or damages incurred and would harm our business.

Furthermore, we rely on continuous power supply to conduct our business and energy shortages, similar to those experienced in California during 2001, could disrupt our operations and increase our expenses. We currently do not have alternate sources of power, and our current insurance does not provide coverage for any damages that we or our customers may suffer as a result of any interruption in our power supply. If we experienced a disruption in power supply, we would be temporarily unable to continue operations at our California facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Risks related to the industry

The impact of the war in Iraq and the recent U.S. economic downturn may cause our company to fail to meet expectations, which could negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of changes in global and domestic economic and political conditions. Capital investment by businesses, particularly investments in new technology, has been experiencing substantial weakness. The war with Iraq and the threat of new terrorist attacks on the United States have contributed to continuing economic and political uncertainty that could result in a further decline in new technology investments. These uncertainties could cause customers to defer or reconsider purchasing our products or services if they experience a downturn in their business or if there is a further downturn in the general economy. Such events could have a material adverse effect on our business.

Demand for our products depends, in part, on the continued growth of the Internet and other communications networks.

If the use of the Internet and other communications networks does not continue to grow, demand for our products may not increase. Successful implementation of our strategy depends in large part on the continued growth in the use of the Internet and other communications networks based on internetworking protocols. If the use of these networks does not continue to grow, or if it grows more slowly than we expect, the demand for our products may not increase. As certain types of network transactions and applications, such as electronic commerce, are still evolving, we cannot predict the size of the market and its sustainable growth rate. To date, many businesses and consumers have been deterred from using these networks for a number of reasons, including, but not limited to:

•	Potentially inadequate development of network infrastructure;

•	Security concerns including the potential for user impersonation and fraud or theft of stored data and information communicated over networks;

•	Inconsistent quality of service;

•	Lack of availability of cost-effective, high-speed network service;

•	Limited numbers of local access points for corporate users;

•	Inability to integrate business applications on the networks;

•	The need to operate with multiple and frequently incompatible products;

•	Limitations on networks due to increased users and lack of sufficient infrastructure to support increased levels of use;

•	Increased governmental regulation and delays in development or adoption of new standards and protocols to handle increased levels of activity; and

•	Lack of tools to simplify access to and use of networks.

The adoption of the Internet and other communication networks based on internet protocols will require a broad acceptance of new methods of conducting business and exchanging information. Companies and government agencies that already have invested substantial resources in other methods of conducting business may be reluctant to adopt new methods. Also, persons with established patterns of purchasing goods and services and effecting payments through traditional means may be reluctant to change.

U.S. and French export laws may limit our ability to sell certain of our products internationally. These restrictions may reduce potential revenue and create a competitive advantage for companies not subject to these laws.

For the years ended December 31, 2000, 2001 and 2002, international sales, defined as sales in Europe and Asia, were 80%, 49% and 35% of consolidated revenues, respectively.

Government regulation of technology exports could limit our ability to market our products and to compete effectively worldwide. Our international sales and operations may be subject to the following risks:

•	Imposition of government controls;

•	New or changed export license requirements;

•	Restrictions on the export of critical technology;

•	Import or trade restrictions; and

•	Changes in tariffs.

While we believe our technology and products are designed to meet the regulatory standards of many foreign markets, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our results of operations and financial condition.

Certain of our products are subject to export controls under U.S. and French laws, and we believe that we have obtained all necessary export approvals when required. However, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time. Our failure to obtain required approvals under these regulations could adversely affect our ability to sell in certain parts of the world. For example, because of the U.S. governmental controls on the exportation of encryption technology, we have been unable to export some of our products with the most advanced information security encryption technology without providing encryption keys for access by governmental authorities. As a result, non-U.S. competitors facing less stringent controls on their products may be able to compete more effectively than we can in the global information security market. Recent political events such as the terrorist attacks in the U.S. may lead to greater governmental regulation of these products and further restrictions on the export of strong encryption technologies. These factors may have a material adverse effect on our results of operations and financial condition.

Due to the increasing popularity of the Internet and internetworking protocol-based communication networks, it is possible that laws and regulations may be enacted covering issues such as user privacy, pricing, content and quality of products and services. The increased attention focused upon these issues as a result of the adoption of additional laws and regulations may reduce the rate of growth of these networks, which in turn could result in decreased demand for our technology.

Risks relating to our products

We depend on a limited number of manufacturers and suppliers and any disruption of our supply chain could adversely affect the results of operations and could impact customer relations.

We depend upon a small number of companies for the manufacture of our products and the loss of any one of them could materially harm our business. We source from IDT and ATM, two Hong Kong-based companies, for the manufacture and assembly of ActivCard tokens and readers. We also purchase PCMCIA smart card readers from SCM Microsystems and cryptoflex smart cards from Schlumberger for distribution to our end-user customers. The assembly of certain components used in our products is performed in France by Selem. We place purchase orders with these manufacturers, the terms of which are negotiated on an order-by-order basis. The duplication of CDs for the ActivCard Gold product is performed in the Netherlands by Metatec. These are currently our sole sources for the manufacture and assembly of these products. A reduction or interruption in supply and the failure to identify and establish relationships with additional manufacturers and assemblers would adversely affect our results of operations and could impact customer relations.

IDT and ATM have manufacturing facilities located in a special economic zone in the Guandong and Shenzhen Provinces in the People’s Republic of China. The Chinese government has exercised, and continues to exercise, substantial control over many sectors of the Chinese economy, including manufacturing. Consequently, changes in policy by the Chinese government could adversely affect our ability to source ActivCard tokens in China. The preferential tax treatment granted to enterprises located in these special economic zones could also be withdrawn, which could adversely affect the cost of manufacturing in China.

Although most of the parts and components used in the manufacture of our products are readily available from a number of suppliers, certain components are currently available only from a single source or from limited sources. Our inability to obtain sufficient source components, or to obtain or develop alternative sources at competitive prices and quality, could result in delays in product shipments or increase our material costs, either of which would adversely affect our financial condition or results of operations. In particular, the micro-controller chips contained in the older ActivCard Plus tokens are currently purchased from a sole source supplier, Samsung Semiconductor Europe GmbH, which produces the chips in South Korea. Samsung may not be able to furnish enough chips to meet our demand or we may not be able to continue to purchase chips of acceptable quality from Samsung at commercially acceptable prices. We believe that if Samsung were to discontinue the manufacture of the chips or to become unwilling or unable to meet our future requirements, we would be able to procure chips of acceptable quality from another supplier, and our contractual relationship with Samsung would not restrict our ability to do so. We could also redesign our ActivCard Plus tokens for a different microprocessor. However, delay or failure to identify additional suppliers at commercially acceptable prices or redesign the circuits could adversely affect our results of operations.

If the security codes in our software were to be broken, our products may be rendered less effective and our reputation and operating results could be adversely affected.

We employ cryptographic technology in our authentication products that use complex mathematical formulations to establish network security systems. Many of our products are based on cryptographic technology. With cryptographic technology, a user is given a key that is required to encrypt and decode messages. The security afforded by this technology depends on the integrity of a user’s key and in part on the application of algorithms, which are advanced mathematical factoring equations. These codes may eventually be broken or become subject to government regulation regarding their use, which would render our technology and products less effective. The occurrence of any one of the following could result in a decline in demand for our technology and products:

•	Any significant advance in techniques for attacking cryptographic systems, including the development of an easy factoring method or faster, more powerful computers;

•	Publicity of the successful decoding of cryptographic messages or the misappropriation of keys; or

•	Increased government regulation limiting the use, scope or strength of cryptography.

We may be subject to liability claims brought by our customers alleging flaws in our products. If any such claims were to arise, they may be costly to defend and our reputation could be damaged.

Our sales agreements typically contain provisions designed to limit our exposure to potential product liability or related claims. Products as complex as those we offer may contain undetected errors or “bugs” or result in failures when first introduced or when new versions are released. The occurrence of these errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance or claims by customers against our company, or could cause us to incur additional costs, any of which could adversely affect our business. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in products or enhancements after commencement of commercial shipments. We do not maintain insurance to mitigate losses caused by product defects.

Our products can be used to prevent unauthorized access to and attacks on critical enterprise information. As our customers rely on our products for critical security applications, we may be exposed to potential liability claims for damage caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of enterprise network or data security systems of one of our customers, regardless of whether the breach is attributable to our products or solutions, could adversely affect the market’s perception of our products and solutions and therefore our business. Furthermore, the nature of many of our professional services exposes us to a variety of risks. Many of our professional service engagements involve projects that are critical to the operations of the customers’ businesses. Our failure or inability to meet a customer’s expectations in the performance of our services or products, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could:

•	Result in a claim for substantial damages against us by our customers;

•	Discourage customers from engaging us for such services; or

•	Damage our business reputation.

In addition, as a provider of professional services, a portion of our business involves employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability with respect to actions of our employees while on assignment, such as damages caused by employee errors and omissions, misuse of customer proprietary information, misappropriation of funds, discrimination and harassment, theft of customer property, other criminal activity or torts and other claims.

We currently carry general liability insurance, errors and omissions insurance and insurance to guard against losses caused by employee dishonesty. We believe that this insurance is comparable to other similar companies in our industry. However, that insurance may not continue to be available to us on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. We do not maintain insurance coverage for employee errors or security breaches, nor do we maintain specific insurance coverage for any interruptions in our business operations. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductibles or co-insurance requirements, could adversely affect our business.

Our operating results could suffer if we are subjected to a protracted intellectual property infringement claim or one with a significant damages award.

We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restriction on the use of such proprietary rights. There is a risk that our products infringe on the proprietary rights of third parties. While we do not believe that our products infringe on proprietary rights of third parties, infringement or invalidity claims may nevertheless be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights in a timely manner. We may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

In March 2002, we filed a lawsuit against Vasco Data Systems International alleging infringement of U.S. Patent No. 5,937,068, as well as other matters set forth in the complaint. In May 2002, Vasco filed a response to our complaint and filed counterclaims, including non-infringement and patent invalidity. Litigation carries a number of significant risks, is often unpredictable and can be very expensive, even if resolved in our favor. Litigation may also divert the attention of management and deplete other resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we are exposed to minimal market risks. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products internationally. We manage the sensitivity of our international sales by denominating substantially all transactions in U.S. dollars.

In the years ended December 31, 2001 and 2002, nearly all of our revenues were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our cost of revenues and operating expenses are denominated in other currencies.

In the year ended December 31, 2002, the net foreign exchange loss was $458 thousand. In fiscal 2001, the net foreign exchange gain amounted to $3.5 million. The strengthening of the U.S. dollar against the local functional currencies throughout 2001 caused this net unrealized foreign exchange gain which resulted primarily from revaluation of the assets and liabilities denominated in currencies other than the functional currency.

In September 2001, we implemented a foreign exchange hedging program to mitigate transaction gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, we regularly enter into various short-term foreign currency forward contracts that the Company accounts for as fair value hedging instruments to offset these foreign exchange transaction gains and losses. As at December 31, 2002, we did not have any forward foreign currency contracts outstanding.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and equivalent holdings. The interest rate risk that we may be able to obtain on investment securities will depend on market conditions at that time and may differ from the rates we have secured in the past.

On December 31, 2002, we held $158.9 million of cash and equivalents and $89.5 million in short-term investments. Our cash and equivalents consist primarily of money-market funds and our short-term investments are primarily comprised of government and government agency securities. We currently have the ability and intention to hold our fixed investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. As of December 31, 2002, money-market rates yielded approximately 1.33% and our short-term investments were earning yields ranging from 2.08% to 4.57%. The maturity dates ranged from 30 days to three years and three months. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% increase in market rates would not have a material effect on the fair value of our portfolio. Assuming no change to cash and equivalent balances throughout the year, a notional 10% decline in interest rates would have the effect of reducing interest income by approximately $520 thousand per annum.

Inflation

Inflation has not had a material impact on our revenues, operating loss and net income (loss) during any of our three most recent fiscal years. However, to the extent inflationary pressures affect short-term interest rates, a significant portion of our investment returns may be affected, as may be the interest rates we charge to our customers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of ActivCard Corp.:

We have audited the accompanying consolidated balance sheets of ActivCard S.A. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed in Note 5 to the consolidated financial statements, the Company has restated its consolidated financial statements for 2001 to account for certain activities of Authentic8 as a discontinued operation.

DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2003

(February 12, 2003 as to the last paragraph of Note 25)

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of ActivCard

We have audited the accompanying consolidated statement of operations, changes in shareholders’ equity and cash flows of ActivCard and subsidiaries (the “Company) for the year ended December 31, 2000. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG AUDIT

John Mackey

Paris, France

January 25, 2001

ACTIVCARD S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2000	2001	2002
Revenue
Hardware	$12,398	$16,022	$14,844
Software and maintenance	5,683	15,154	26,996

	18,081	31,176	41,840

Cost of revenue
Hardware	5,816	8,321	8,497
Software and maintenance	1,175	1,257	4,955

	6,991	9,578	13,452

Gross margin	11,090	21,598	28,388

Operating expenses
Research and development	8,097	18,227	19,427
Sales and marketing	15,657	23,624	19,939
General and administrative	3,220	4,346	4,180
Amortization of goodwill and other intangible assets	—	774	2,073
Write-down of other intangible assets	—	—	5,090
Other charges	124	7,564	11,009

Total operating expenses	27,098	54,535	61,718

Loss from operations	(16,008)	(32,937)	(33,330)
Interest expense	(16)	(81)	(11)
Interest income	15,669	13,269	5,209
Foreign exchange gain (loss)	14,429	3,491	(458)

Income (loss) from continuing operations before income taxes	14,074	(16,258)	(28,590)
Income tax expense	(1)	(22)	(69)

Income (loss) from continuing operations	14,073	(16,280)	(28,659)
Loss from discontinued operations	—	(429)	(16,834)

Net income (loss)	$14,073	$(16,709)	$(45,493)

Basic earnings (loss) per common share:
From continuing operations	$0.37	$(0.41)	$(0.69)
From discontinued operations	—	(0.01)	(0.41)

	$0.37	$(0.42)	$(1.10)

Diluted earnings (loss) per common share:
From continuing operations	$0.34	$(0.41)	$(0.69)
From discontinued operations	—	(0.01)	(0.41)

	$0.34	$(0.42)	$(1.10)

Weighted average number of common shares outstanding:
Basic	37,897,417	40,062,018	41,212,326
Diluted	42,215,045	40,062,018	41,212,326
Other charges were comprised of:
Acquired in process research and development	$—	$2,701	$68
Acquisition termination charges	—	3,149	—
Amortization of deferred stock compensation:
Cost of revenue	—	9	33
Research and development	—	488	738
Sales and marketing	—	223	493
General and administrative	124	65	90
Compensation paid to former C.E.O	—	728	—
Settlement of litigation	—	201	—
Restructuring and business realignment expenses	—	—	8,586
Re-incorporation expenses	—	—	1,001

Total other charges	$124	$7,564	$11,009

See accompanying notes to consolidated financial statements.

ACTIVCARD S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As at December 31,
	2001	2002
ASSETS
Current assets
Cash and equivalents	$248,444	$158,880
Short-term investments	—	89,502
Accounts receivable (net of allowance for doubtful accounts of $531 in 2001 and $525 in 2002)	8,314	9,192
Other receivables	2,647	1,579
Related party receivables	2,718	—
Inventories	3,917	3,308
Assets held for sale	15,870	262
Other current assets	1,975	2,139

Total current assets	283,885	264,862
Restricted investments	241	432
Property and equipment	8,868	7,313
Goodwill	8,704	10,600
Other intangible assets	8,693	2,311
Other long-term assets	1,057	874

	$311,448	$286,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,168	$10,493
Current portion of restructuring and business realignment accruals	—	867
Deferred revenue	2,231	3,997
Liabilities held for sale	827	250
Current portion of long-term debt	52	15
Current portion of obligations under capital lease	50	7

Total current liabilities	13,328	15,629
Long-term debt	60	—
Long-term portion of obligations under capital lease	12	—
Long-term portion of restructuring and business realignment accruals	—	4,429
Other long-term liabilities	488	525

Total liabilities	13,888	20,583

Commitments and contingencies (Notes 18 and 24)
Shareholders’ equity
Common shares, €1.00 nominal value; 49,854 shares authorized; 40,404 and 41,690 shares issued and outstanding at December 31, 2001 and 2002, respectively	43,951	45,117
Additional paid-in capital	349,963	354,400
Accumulated other comprehensive loss	(20,637)	(14,817)
Deferred stock compensation	(5,441)	(3,122)
Accumulated deficit	(70,276)	(115,769)

Total shareholders’ equity	297,560	265,809

	$311,448	$286,392

See accompanying notes to consolidated financial statements.

ACTIVCARD S.A.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Deferred stock compensation	Accumulated deficit	Shareholders’ equity	Total Comprehensive Loss
	Shares	Amount
Balance January 1, 2000	32,090,026	$36,339	$34,483	$(2,066)	$(124)	$(67,640)	$992
Issuance of common shares	4,990,675	4,622	294,568	—	—	—	299,190
Exercise of warrants	493,944	425	2,120	—	—	—	2,545
Exercise of rights	692,377	637	431	—	—	—	1,068
Exercise of options	577,100	505	2,098	—	—	—	2,603
Conversion of bonds	1,055,804	975	8,153	—	—	—	9,128
Amortization of deferred stock compensation	—	—	—	—	124	—	124
Comprehensive loss:
Net income	—	—	—	—	—	14,073	14,073	$14,073
Foreign currency translation	—	—	—	(14,960)	—	—	(14,960)	(14,960)

Total comprehensive loss	—	—	—	—	—	—	—	$(887)

Balance December 31, 2000	39,899,926	43,503	341,853	(17,026)	—	(53,567)	314,763
Shares issued for acquisition	250,000	215	2,981	—	(1,963)	—	1,233
Exercise of warrants	92,000	82	378	—	—	—	460
Exercise of options	162,440	151	488	—	—	—	639
Deferred stock compensation, net of cancellations	—	—	4,263	—	(4,263)	—	—
Amortization of deferred stock compensation	—	—	—	—	785	—	785
Comprehensive loss:
Net loss	—	—	—	—	—	(16,709)	(16,709)	$(16,709)
Foreign currency translation	—	—	—	(3,611)	—	—	(3,611)	(3,611)

Total comprehensive loss	—	—	—	—	—	—	—	$(20,320)

Balance December 31, 2001	40,404,366	43,951	349,963	(20,637)	(5,441)	(70,276)	297,560
Exercise of warrants	744,100	660	3,083	—	—	—	3,743
Exercise of rights	13,660	14	16	—	—	—	30
Exercise of options	528,032	492	1,586	—	—	—	2,078
Deferred stock compensation, net of cancellations	—	—	(248)	—	248	—	—
Amortization of deferred stock compensation	—	—	—	—	2,071	—	2,071
Comprehensive loss:
Net loss	—	—	—	—	—	(45,493)	(45,493)	$(45,493)
Unrealized gains on short term investments				700			700	700
Foreign currency translation	—	—	—	5,120	—	—	5,120	5,120

Total comprehensive loss	—	—	—	—	—	—	—	$(39,673)

Balance December 31, 2002	41,690,158	$45,117	$354,400	$(14,817)	$(3,122)	$(115,769)	$265,809

See accompanying notes to consolidated financial statements.

ACTIVCARD S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2000	2001	2002
Operating activities
Net income (loss) from continuing operations	$14,073	$(16,280)	$(28,659)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	675	1,653	3,503
Amortization of goodwill and other intangible assets	176	1,327	2,119
Write-down of other intangible assets	—	—	5,090
In process research and development	—	2,701	68
Amortization of deferred stock compensation	124	785	1,354
Non-cash restructuring and business realignment expenses	—	—	1,119
Gain from government debt forgiveness	(434)	—	—
Other non-cash items, net	—	201	383
Increase (decrease) in cash, net of the effects of business combinations, from:
Accounts receivable	(3,259)	(2,049)	(550)
Other receivables	(387)	(201)	(474)
Inventories	(2,256)	140	1,146
Other current assets	(1,284)	(702)	(80)
Accounts payable and accrued liabilities	2,777	944	(986)
Restructuring and business realignment accruals	—	—	5,171
Deferred revenue	3,240	(1,334)	1,793

Net cash provided by (used in) continuing operations	13,445	(12,815)	(9,003)
Net cash used in discontinued operations	—	(814)	(1,595)

Net cash provided by (used in) operating activities	13,445	(13,629)	(10,598)

Investing activities
Business acquisitions, net of cash acquired	—	(33,856)	606
Loans to related parties	(345)	(2,700)	—
Repayment of loans to related parties	—	345	2,730
Purchases of property and equipment	(1,658)	(8,507)	(1,710)
Purchases of short term investments	—	—	(186,985)
Proceeds from sales and maturities of short term investments	—	—	97,444
Other long-term assets	(119)	(129)	423

Net cash used in investing activities	(2,122)	(44,847)	(87,492)

Financing activities
Proceeds from issuance of common shares	299,190	—	—
Proceeds from exercise of options, rights and warrants	6,216	1,099	5,841
Increase in long-term liabilities	—	—	71
Repayment of long-term debt	(821)	(169)	(160)

Net cash provided by financing activities	304,585	930	5,752

Effect of exchange rate changes on cash and equivalents	(14,848)	(3,860)	2,774

Net increase (decrease) in cash and equivalents	301,060	(61,406)	(89,564)
Cash and equivalents, beginning of year	8,790	309,850	248,444

Cash and equivalents, end of year	$309,850	$248,444	$158,880

Supplemental cash flow information:
Interest paid	$220	$4	$11
Income taxes paid	19	22	69
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares from conversion of debt	$9,128	$—	$—
Issuance of common stock in connection with acquisition	—	3,196	—

See accompanying notes to consolidated financial statements.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.    Nature of Business

ActivCard S.A. is organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. ActivCard S.A. and its subsidiaries comprise the ActivCard Group (the “Company”), which was founded in 1988.

The Company develops and markets digital identity solutions that enable customers to securely issue, use and maintain digital identities. The Company’s solutions provide customers with the ability to authenticate a user to a network through a variety of personal devices as well as the ability to manage credentials remotely post-issuance. The Company markets its solutions to governments, enterprises and financial institutions directly and indirectly through resellers, distributors, original equipment manufacturers and system integrators.

The market for security products and services is dynamic and can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a significant negative effect on the future consolidated cash flows, results of operations and financial position: regulatory changes; fundamental changes in the technologies underlying security products and services; market acceptance of the Company’s solutions; development of strategic partners and sales channels; litigation or other claims against the Company; hiring, training and retention of key employees; successful and timely completion of development efforts; and new product introductions by competitors.

2.    Summary of Significant Accounting Policies

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions. The principal operating subsidiaries are:

•	ActivCard Inc. (United States of America)

•	ActivCard Europe S.A. (France)

•	Safe Data System S.A. (France)

•	ActivCard Asia Pte. Ltd. (Singapore)

•	American Biometric Company Limited (Canada)

•	ActivCard K.K. (Japan)

•	ActivCard Ireland Ltd.

•	Authentic8 International Inc. (Australia)

•	ActivCard South Africa Pty Ltd.

All subsidiaries are wholly owned.

The consolidated financial statements include the operations of Authentic8 International Inc., American Biometric Company Limited and Safe Data System S.A. from their respective dates of acquisition.

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Revenue Recognition

Revenues are derived primarily from the sale of software licenses, hardware and service agreements. The Company applies the provisions of Statement of Position 97-2 and related guidance. Revenues from software license agreements are generally recognized upon shipment, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant obligations remain and collection of the corresponding receivable is probable. In software arrangements that include hardware products, rights to multiple software products, maintenance and/or other services, the Company allocates the total arrangement fee among each deliverable, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. The Company determines vendor specific evidence of fair value of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, vendor specific evidence of fair value of an element is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. The Company defines management having the relevant authority as any three of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Vice President, Marketing. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered. The Company does not include acceptance clauses for its shrink-wrapped software products such as ActivCard Gold or Trinity client software. Acceptance clauses usually give the customer the right to accept or reject the software after the Company has delivered the product. However, the Company has provided certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, the Company does not recognize revenue until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

Revenue from the sale of hardware is recognized upon shipment of the product, provided that no significant obligation remains and collection of the receivable is considered probable.

Post-contract customer support, is recognized on a straight-line basis over the term of the contract.

Service revenues include revenues from training, installation, or consulting. The Company enters into agreements with customers that require significant production, modification or customization of software in addition to the provision of services. Where the services are essential to the functionality of the software element of the arrangement, separate accounting for the services is not permitted and contract accounting is applied to both the software and service elements. In these cases, revenue is recognized as the work is performed pursuant to the related contracts and the achievement of related milestones in accordance with the percentage of completion method based on input measures.

Service revenues are recognized separately from the software element when the services are performed if vendor specific objective evidence of fair value exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

The Company’s normal payment terms are less than 60 days.

In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company generally recognizes revenue from product sales upon

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company’s policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling the Company’s products or the end user is known and has been qualified by the Company. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

In September 2001, the Company licensed its authentication server software to VeriSign at or about the same time that it purchased software and services from VeriSign. This transaction was recorded at terms that the Company considers to be fair value. Although cash was exchanged in this transaction, the Company considered this as a nonmonetary transaction. For this transaction, the Company complied with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, and Emerging Issues Task Force (“EITF”) issue No. 01-02, “Interpretation of APB opinion No. 29”, to determine whether the transaction was a monetary or nonmonetary transaction. The Company recorded product revenues of $3,200 in 2001 and billed $480 in advance for maintenance and support for the twelve-month period commencing October 1, 2001. Software purchased from VeriSign in the amount of $3,033 was capitalized as property and equipment and is being amortized on a straight-line basis over thirty-six months. In addition, the Company capitalized $908 as prepaid expenses, which included maintenance and support, digital certificates, license fees and prepaid training. The amounts recorded as prepaid expenses will be charged to earnings as the services are provided or the certificates are consumed.

Sales Warranties

Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and prior experience. The Company provides for the costs of warranty in excess of warranty coverage provided by the product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors.

Research and Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, the Company capitalizes eligible software costs upon achievement of technological feasibility subject to net realizable value considerations. To date, the period between technological feasibility of a solution and the general availability of such software is short. Accordingly, the Company has not capitalized any costs and charged all such costs to research and development expenses.

Stock-based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock Based compensation”, which recommends that the compensation cost for stock-based plans be

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

measured using a fair value based method. The Company calculates the compensation cost for its stock option plans in compliance with the provisions of APB Opinion No. 25, which provides that no compensation costs be recorded if the exercise price of the options granted is equal to the fair market value of the Company’s stock as at the date of grant. The Company discloses in the notes to the consolidated financial statements pro forma net income (loss) as if the fair value method of measurement had been applied, as permitted by SFAS No. 123.

In accordance with APB Opinion No. 25, the Company allocates to deferred stock compensation, the fair value of restricted stock when granted to employees of acquired companies if they remain as employees of the Company subsequent to the acquisition date. The Company amortizes the deferred stock compensation to expense using the straight-line method over the vesting period, which is three years.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS 123. The fair value for these options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 2001 and 2002, respectively: risk-free interest rates of 4.0%, 4.3% and 2.6% to 4.4%; dividend yield of 0% in all years; volatility factors of the expected market price of the Company’s ordinary shares of 0.76 to 1.58 for 2000, 1.01 for 2001 and 0.44 for 2002 and a weighted-average expected life of the options of 4.8 years for 2000 and 2001 and 4.4 for 2002.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net income (loss) per share information):

	2000	2001	2002
Net income (loss), as reported	$14,073	$(16,709)	$(45,493)
Less: Stock-based employee compensation expenses included in reported net loss, net of related tax effects	124	785	1,354
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,087)	(10,683)	(10,550)

Pro forma net income (loss)	$6,110	$(26,607)	$(54,689)

Net income (loss) per share, as reported
Basic	$0.37	$(0.42)	$(1.10)
Diluted	$0.34	$(0.42)	$(1.10)
Pro forma net income (loss) per share
Basic	$0.16	$(0.66)	$(1.33)
Diluted	$0.14	$(0.66)	$(1.33)

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Advertising expenses were immaterial for all years presented.

Foreign Currency

The reporting currency of the Company and its subsidiaries is the U.S. dollar. All of the companies within the ActivCard Group use their local currency as their functional currency with the exception of ActivCard Ireland Ltd., which uses the U.S. dollar as its functional currency. For those entities using their non-U.S. dollar currency

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the year. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in shareholders’ equity as a translation adjustment within other comprehensive income.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of this currency relative to the functional currency and are recorded in the statement of operations during the respective period. The Company enters into and designates foreign currency forward exchange contracts to establish fair value hedges to mitigate these foreign transaction gains and losses.

As required, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing enacted tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and net operating loss carry forwards and research and development tax credits. The Company has provided a valuation allowance for the entire calculated deferred income tax asset.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus dilutive potential common share and equivalents outstanding assuming conversion of convertible loans and the exercise of options, rights and warrants. Dilutive options, rights and warrants did not have any effect on the computation of diluted loss per share in 2001 and 2002 since they were anti-dilutive.

Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in the Consolidated Statements of Shareholders’ Equity.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classifies investments, based on the nature of the securities and the intent and investment goal of the Company, as trading securities, available-for-sale securities or held-to-maturity securities.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Fair Value of Financial Instruments

The fair value of certain of the Company’s short-term financial instruments, including cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and equivalents, short-term investments, accounts receivable and forward contracts used in hedging activities. The Company maintains its cash and equivalents with high credit quality financial institutions and short-term investments are placed in U.S. government and government agency securities. The Company sells the majority of its products and services to a limited number of customers in North America and Europe with an increasing proportion of revenues coming from the U.S. government, primarily the U.S. Department of Defense. If the financial condition or results of operations of these customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary. The Company is exposed to nonperformance by counterparties to foreign currency forward contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. Management does not believe there is a significant risk of nonperformance by these counterparties because the positions with and the credit ratings of such counterparties are continuously monitored. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect the Company’s business, financial condition, and results of operations.

Short-term Investments

Short-term investments consist of investments acquired with maturities exceeding three months but less than four years. While the Company intends to hold debt securities to maturity, consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes. The cost of securities sold is based on the specific identification method.

Inventory

Inventory consists of finished goods and components and is valued at the lower of cost (first-in, first-out method) or market.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on future cash flows, discounted at the Company’s incremental borrowing rate, compared to the carrying amount.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Depreciation and Amortization

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of three to five years. Assets under capital leases are amortized over the shorter of the asset life or the lease term. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Goodwill and other intangibles

Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles include the fair value of distribution channels, strategic agreements, developed technology and trademarks acquired in business combinations. For the acquisitions that were completed before June 30, 2001, goodwill was amortized on a straight-line basis over five years. For the acquisitions completed subsequent to June 30, 2001, goodwill was not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Other finite life intangible assets acquired from business combinations are recorded at their fair value on the date of acquisition and are amortized on a straight-line basis over one to seven years, which approximates their estimated useful lives.

Patents and patent rights are amortized over the shorter of their economic useful life, which does not exceed three years or their legal life.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the provision for returns and doubtful accounts, the provision for obsolete and excess inventories, valuation of goodwill and intangible assets, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

Segment Information

The Company has two operating segments: Digital Identity Solutions and Managed Authentication Services. However, the Managed Authentication Services segment does not meet the quantitative thresholds as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, and as such, the Company discloses segment information by geography only.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that intangible

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

assets be recognized as assets apart from goodwill if they meet certain criteria. The Company adopted the provisions of SFAS No. 141 on July 1, 2001. The Company accounted for all of its combinations using the purchase method.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill resulting from a business combination will no longer be amortized to earnings but rather is to be reviewed periodically for impairment in value. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 provided an exception to the prescribed date. Goodwill acquired after June 30, 2001 was subject to the non-amortization provisions. Accordingly, the Company amortized the goodwill resulting from acquisitions completed prior to June 30, 2001 on a straight-line basis over a five year period from the acquisition dates to the end of the year. The Company did not amortize goodwill resulting from acquisitions completed subsequent to June 30, 2001. The Company adopted SFAS No. 142 on January 1, 2002 and will no longer amortize goodwill from the date of adoption. There was no impact from initial adoption of this standard on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. There was no impact from initial adoption of this standard on the Company’s consolidated financial position or results of operations for the period presented.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. SFAS 146 also requires that such a liability be measured at its fair value and subsequent changes to the liability be measured using the credit-adjusted risk-free rate used when the liability was initially recorded. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that there will be any impact from initial adoption of this standard on its consolidated financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. Management is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on the Company’s operating results or financial condition.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 15 concerning the reserve for warranty costs). The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. Management is currently determining what effect, if any, the adoption of the recognition and measurement provisions will have on the Company’s operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

3.    Business Combinations

In 2001, the Company acquired three companies, all of which were accounted for using the purchase method of accounting. In January 2002, the Company established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business and as such, the Company used the purchase method of accounting to allocate the purchase price to the assets acquired. The results of operations of the acquired businesses have been included in the Company’s consolidated statement of operations from their respective acquisition dates. The Company did not complete any acquisitions in 2000.

ActivCard Asia Pte. Ltd.

On March 26, 2001, the Company acquired the remaining 20% interest in ActivCard Asia Pte. Ltd. (“ActivCard Asia”) for $111. ActivCard Asia is now a wholly owned subsidiary.

Safe Data System S.A.

On June 27, 2001, the Company acquired 100% of the outstanding shares of Safe Data System S.A. (“Safe Data”), a privately held developer of user authentication software based in Montpellier, France. The Company acquired Safe Data to replace its existing authentication server as well as to augment its engineering resources and customer base.

Authentic8 International Inc.

On April 10, 2001, Authentic8 International Inc. (“Authentic8”), a privately held, Australian-based company offering an outsourced remote access authentication service for banks and service operators, and the Company mutually agreed to terminate an initial agreement to combine. In connection with this, the Company recorded a charge against earnings in the amount of $3,149, which consisted of $1,999 in professional fees and $1,150 in break-up fees.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

On September 7, 2001, the Company acquired 100% of the outstanding shares of Authentic8. The Company acquired Authentic8 to augment its technology and customer base as well as to acquire a managed authentication service model and obtain expertise associated with outsourcing a service.

American Biometric Company Ltd. (Ankari)

On November 13, 2001, the Company acquired 100% of the outstanding shares of American Biometric Company Ltd. (“Ankari”), a privately held company based in Ottawa, Canada. Ankari’s software framework provides organizations with the ability to verify network user access through the use of any combination of passwords, digital certificates, security tokens, smart cards and biometrics. The Company acquired Ankari to augment its technology, customer base and engineering resources.

ActivCard South Africa (Newshelf 650 Pty. Ltd)

In January 2002, the Company established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business that develops and markets biometric authentication systems and related software development kits. The Company acquired the assets to augment its technology and to establish a sales presence in South Africa.

The purchase price for each of the respective acquisitions was as follows:

	ActivCard Asia	Safe Data	Authentic8	Ankari	ActivCard South Africa	Total
Cash consideration	$111	$1,762	$13,412	$18,000	$1,150	$34,435
Share consideration(1)	—	3,142	—	—	—	3,142
Acquisition costs	—	116	973	362	20	1,471

	$111	$5,020	$14,385	$18,362	$1,170	$39,048

(1)	The share consideration for Safe Data consisted of 250,000 common shares.

The fair values of the assets acquired and liabilities assumed for the respective acquisitions at date of purchase were as follows:

	ActivCard Asia	Safe Data	Authentic8	Ankari	ActivCard South Africa	Total
Current assets	$—	$289	$716	$1,688	$—	$2,693
Property and equipment, net	—	42	710	231	19	1,002
Intangible assets and in-process research and development	—	2,821	2,400	8,400	302	13,923
Goodwill	111	490	13,169	8,181	849	22,800

Total assets acquired	111	3,642	16,995	18,500	1,170	40,418

Current liabilities	—	(454)	(2,610)	(138)	—	(3,202)
Long-term debt	—	(131)	—	—	—	(131)

Total liabilities assumed	—	(585)	(2,610)	(138)	—	(3,333)

Deferred compensation	—	1,963	—	—	—	1,963

Net assets acquired	$111	$5,020	$14,385	$18,362	$1,170	$39,048

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In connection with the purchase price allocation, the following amounts were charged to earnings:

	Year ended December 31,
	2001	2002
In process research & development:
Safe Data	$101	$—
Authentic8	300	—
Ankari	2,300	—
ActivCard South Africa	—	68

	$2,701	$68

The value assigned to acquired in process research and development was based on estimated future cash flows over periods ranging from five to seven years and was discounted at rates of 50%, 24%, 50% and 30% for SafeData, Authentic8, Ankari and ActivCard South Africa, respectively.

Goodwill was comprised as follows:

	2001	2002
ActivCard Asia(1)	$94	$107
Safe Data(1)	456	855
Ankari(2)	8,154	8,698
ActivCard South Africa(2)	—	940

	$8,704	$10,600

(1)	Acquisition date prior to June 30, 2001 and therefore subject to amortization until December 31, 2001.
(2)	Acquisition date subsequent to June 30, 2001 and therefore not subject to amortization.

At December 31, 2001, other acquired intangibles were comprised of the following:

	Developed and Core Technology	Agreements and Contracts	Assembled Workforce	Trade Names and Trademarks	Total
Additions from acquisitions:
Safe Data	$2,390	$104	$332	$—	$2,826
Ankari	4,300	1,600	—	200	6,100

	$6,690	$1,704	$332	$200	$8,926

Accumulated amortization:
Safe Data	(237)	(52)	(33)	—	(322)
Ankari	(108)	(70)	—	(4)	(182)

	(345)	(122)	(33)	(4)	(504)

	$6,345	$1,582	$299	$196	$8,422

Weighted average useful life	5 years	4 years	5 years	6 years

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

At December 31, 2002, other acquired intangibles were comprised of the following:

	Developed and Core Technology	Agreements and Contracts	Trade Names and Trademarks	Total
Additions from acquisitions:
Safe Data	$2,470	$—	$—	$2,470
Ankari	4,569	425	212	5,206

	$7,039	425	$212	$7,676

Accumulated amortization:
Safe Data	(1,940)	—	—	(1,940)
Ankari	(3,573)	(195)	(80)	(3,848)

	(5,513)	(195)	(80)	(5,788)

	$1,526	$230	$132	$1,888

Weighted average useful life	5 years	3 years	6 years

Amortization expense for goodwill was $68 in 2001. Amortization of other intangibles assets was $706 in 2001 and $2,073 in 2002.

In connection with the Company’s annual budgetary planning process and business review, management identified indicators of possible impairment of the Company’s other acquired intangible assets. These indicators included changes to the Company’s strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts and strategic agreements. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, the Company determined that its other acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, the Company recorded an impairment write-down of $5,090 during the year ended December 31, 2002. The other intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.

Estimated amortization of other acquired intangibles in each of the next five years is as follows:

2003	$606
2004	570
2005	320
2006	244
2007	148

$1,888

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Supplemental information on a pro forma basis for the years ended December 31, 2001 and 2002 as if the acquisitions of ActivCard Asia, Safe Data, Authentic8, Ankari and ActivCard South Africa were completed at the beginning of the periods presented is as follows:

	Year ended December 31,
	2000	2001	2002
Revenue	$21,190	$34,711	$41,840

Net loss	(854)	(27,293)	(45,493)

Diluted loss per share	$(0.02)	$(0.68)	$(1.10)

The pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. However, this pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of these periods nor is it indicative of results that may occur in the future. This pro forma supplemental information is based on the respective historical financial statements of the respective companies and does not reflect any benefits from cost saving or synergies that may have been achieved from the combined company.

4.    Restructuring and Business Realignment Expenses

In 2002, the Company implemented a plan to enhance operational efficiency and reduce expenses. This restructuring and business realignment plan included a worldwide reduction in workforce across all functions of 90 employees, a reduction in excess facilities, and other direct costs. Of the terminated employees, 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions.

The charge for excess facilities is comprised primarily of future minimum lease payments payable over a nine-year period ending February 2011, net of estimated sublease income of $734. Sublease income was estimated assuming current market lease rates and after estimated vacancy periods. Charges for the reduction in workforce consist mainly of severance, outplacement and other termination costs.

Components of restructuring and business realignment accruals, which are presented on the consolidated balance sheet and in the consolidated statement of operations for the year ended December 31, 2002, were as follows:

	Facility Exit Costs	Workforce Reduction	Total
Accrual balance at January 1, 2002	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	8,129
Adjustments to accruals for changes in estimates	569	(112)	457
Payments	(701)	(1,658)	(2,359)
Asset write-offs	(214)	(717)	(931)

Accrual balance at December 31, 2002	5,077	219	5,296
Less current portion	648	219	867

Long term portion	$4,429	$—	$4,429

Estimated remaining cash expenditures	$5,077	$219	$5,296

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Remaining cash expenditures to complete the facility exit activities will be made over the nine-year period ending February 2011. The Company expects to make remaining cash payments to complete the workforce reduction by March 31, 2003.

5.    Discontinued Operations

On February 15, 2002, the Company executed its plan to dispose of the hosting operations of Authentic8. As a result of this decision, the results of operations of the hosting activities, an impairment of goodwill and other intangible assets and a write-down of fixed assets have been included in loss from discontinued operations in the Consolidated Statements of Operations. The Company determined the fair value of the reporting unit by discounting estimated future cash flows to assess whether there was an impairment in the carrying value of the goodwill and other intangibles. The assets and liabilities related to the hosting operations have been classified as assets and liabilities held for sale on the Consolidated Balance Sheets.

The assets and liabilities held for sale and loss from discontinued operations related to the planned disposal of the hosting operations of the former Authentic8 International, Inc. were comprised of the following:

	2001	2002
Assets held for sale consist of:
Current assets	$402	$262
Property and equipment	672	—
Goodwill	12,863	—
Other intangible assets	1,899	—
Other assets	34	—

	$15,870	$262

Liabilities held for sale consist of:
Trade accounts payable	$396	$27
Accrued payroll and benefits	178	58
Other accrued liabilities	56	30
Deferred revenue	197	135

	$827	$250

	Year ended December 31,
	2001	2002
Revenue	$65	$215

Loss from discontinued operations consists of:
Operating loss	$429	$1,202
Other charges:
Impairment of goodwill	—	13,169
Impairment of other intangibles	—	1,818
Write-down of property and equipment	—	645

	$429	$16,834

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

6.    Short-term Investments

As of December 31, 2002, available-for-sale securities were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$88,802	$703	$3	$89,502

The contractual maturities of available-for-sale debt securities as of December 31, 2002 were as follows:

	December 31, 2002
	Amortized Cost	Estimated Fair Value
Within one year	$48,984	$49,311
Between one year and three years	39,151	39,521
Between three years and four years	667	670

	$88,802	$89,502

There were no short-term investments as of December 31, 2001.

7.    Derivative Financial Instruments

In September 2001, the Company implemented a foreign exchange hedging program to mitigate transaction gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, the Company regularly enters into various short-term foreign currency forward contracts that the Company accounts for as fair value hedging instruments to offset these foreign exchange transaction gains and losses.

Foreign exchange gains and losses attributable to fair value hedging instruments reduce the foreign exchange gains and losses in the consolidated statements of operations. For the year ended December 31, 2001, foreign exchange losses from the fair value hedges were $363 and for the year ended December 31, 2002, foreign exchange gains from the fair value hedges were $752.

At December 31, 2002, the Company did not have any forward contracts outstanding to buy or sell foreign currency.

Foreign exchange gains and losses reported on the consolidated statements of operations resulted from the translation of assets and liabilities denominated in a non-functional currency into the functional currency of the company that held the asset and/or liability.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

8.    Accounts Receivable

Accounts receivable consists of the following:

	2001	2002
Accounts receivable	$8,845	$9,717
Less allowance for doubtful accounts	(531)	(525)

	$8,314	$9,192

The activity in the allowance for doubtful accounts is summarized as follows:

	Year ended December 31,
	2000	2001	2002
Allowance balance at January 1	$248	$284	$531
Amounts charged to expense	41	530	99
Reversals for amounts recovered	—	—	(52)
Amounts written off	(5)	(283)	(53)

Allowance balance at December 31	$284	$531	$525

Customers that accounted for 10% or more of revenues were as follows:

	Year ended December 31,
	2000	2001	2002
Customer A	45%	15%	—
Customer B	16%	—	—
Customer C	—	15%	—
Customer D	—	11%	—
Customer F	—	—	26%

	61%	41%	26%

Customers that accounted for 10% or more of accounts receivable were as follows:

	2001	2002
Customer A	14%	—
Customer B	—	—
Customer C	11%	11%
Customer E	19%	—
Customer F	—	40%

	44%	51%

The Company did not factor any trade receivables in 2001 or 2002.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

9.    Other Receivables

Other receivables consist of the following:

	2001	2002
Value-added tax recoverable	$492	$455
Purchase price adjustment receivable from selling shareholder of acquired companies	2,120	—
Interest receivable	—	857
Other	35	267

	$2,647	$1,579

10.    Related Party Receivables

On October 22, 2001, the Board of Directors of the U.S. subsidiary of the Company approved a full recourse loan to an executive officer of the Company in the amount of $2,700. The loan earned interest at a rate of 3.5% per annum and was due October 21, 2002. The loan was secured by 867,800 shares of ActivCard S.A. held by the executive officer. The loan and accrued interest were repaid in full on November 13, 2002.

In December 2000, the Company provided a loan to an officer in the amount of $345 related to the exercise of stock options. The loan was repaid in September 2001.

11.    Inventories

Inventories consist of the following:

	2001	2002
Components	$2,596	$731
Finished goods	1,321	2,577

	$3,917	$3,308

12.    Property and Equipment

Property and equipment consists of the following:

	2001	2002
Computers and equipment	$8,452	$10,372
Furniture and fixtures	1,710	1,761
Leasehold improvements	1,800	1,494

Property and equipment at cost	11,962	13,627
Less accumulated amortization	(3,094)	(6,314)

Property and equipment, net	$8,868	$7,313

The Company leases certain of its equipment under capital leases, with original cost of $637 and $838 included in property and equipment at December 31, 2001 and 2002, respectively. Accumulated amortization of these leased assets was $569 and $831 at December 31, 2001 and 2002, respectively.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

13.    Other Intangible Assets

Other intangible assets consist of the following:

	2001	2002
Acquired intangible assets from business combinations	$8,422	$1,888
Licenses and patents	271	423

	$8,693	$2,311

14.    Other Long-term Assets

Other long-term assets consists of the following:

	2001	2002
Research and development tax credits receivable	$232	$—
Prepaid royalties	161	28
Security deposits	664	846

	$1,057	$874

15.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	2001	2002
Trade accounts payable	$4,100	$2,304
Accrued payroll and benefits	4,350	5,371
Sales warranties	65	43
Other accrued liabilities	1,653	2,775

	$10,168	$10,493

The activity in the allowance for sales warranties is summarized as follows:

	2001	2002
Sales warranty allowance balance at January 1	$55	$65
Warranty costs incurred	(53)	(52)
Additions related to current period sales	63	59
Adjustments to accruals related to prior period sales	—	(29)

Sales warranty allowance balance at December 31	$65	$43

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

16.    Short-term and Long-term Debt

Short-term and long-term debt consists of:

	2001	2002
Bank loans	20	15
Non-interest bearing loans	92	—

Total long-term debt	112	15
Less current portion	52	15

Long-term portion	$60	$—

As a result of the acquisition of Safe Data in June 2001, the Company assumed a bank loan carrying interest at 8.65% per annum repayable in blended monthly installments. The Company also assumed two non-interest bearing loans with French governmental agencies. All three loans assumed on the acquisition of Safe Data were repaid in full during 2002.

17.    Other Long-term Liabilities

Other long-term liabilities consist primarily of deferred rent expense of $444 and $525 at December 31, 2001 and 2002, respectively.

18.    Lease Commitments

The Company has entered into non-cancelable operating leases for office space and equipment as well as capital leases for equipment with original terms that range between 3 and 10 years. The capital lease obligations were assumed by the Company as a result of the acquisition of Safe Data and are collateralized by their respective underlying assets.

The future minimum lease payments under these leases are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2003	$7	$2,605
2004	—	2,230
2005	—	2,237
2006	—	2,314
2007	—	2,415
Thereafter	—	7,984

Total minimum lease payments	$7	$19,785

Certain commitments under non-cancelable operating leases are included in the charge for restructuring and business realignment expenses (Note 4).

Rental expense for all operating leases amounted to $791, $3,291 and $3,058 during 2000, 2001 and 2002, respectively.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

19.    Shareholders’ Equity

The number of common shares issued and outstanding were as follows:

	2000	2001	2002
Authorized	46,053,501	49,639,114	49,853,746
Issued	39,899,926	40,404,366	41,690,158
Outstanding	39,899,926	40,404,366	41,690,158

In February 2000, the Company sold 990,675 common shares at a price of $17.16 per share in conjunction with a private placement to strategic business partners. The Company received proceeds of approximately $17,000, net of underwriting and placement costs.

In March 2000, the Company sold 4,000,000 American Depositary Shares (“ADS”) at a price of $76.50 per ADS (each ADS represents one common share) in conjunction with an initial listing on the Nasdaq National Market. As a result of the offering, the Company received proceeds of approximately $282,000, net of underwriting discounts, commissions, offering costs and related expenses paid by the Company.

In June 2001, the Company issued 250,000 common shares in connection with the acquisition of Safe Data.

The rights and preferences of the common shareholders, as provided under the Company’s bylaws are as follows:

Preemptive Subscription Rights

Shareholders have preemptive rights to subscribe for additional shares issued by the Company for cash on a pro rata basis. Shareholders may waive such preemptive subscription rights at an extraordinary general meeting of shareholders under certain circumstances. Preemptive subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offer of shares.

Dividend Rights

The Company may distribute dividends out of its “distributable profits” plus any amounts held in its reserve, which the shareholders decide to make available for distribution, other than those reserves, which are specifically required by law and its by-laws. “Distributable profits” consist of its statutory net profits in each fiscal year, as increased or reduced by any profit or loss carry forward from prior years, less any contributions to the reserve accounts pursuant to law or its by-laws.

The Company must allocate five percent of its statutory net profit for each year to its legal reserve account before dividends may be paid with respect to that year. Such allocation must be made until the amount in the legal reserve is equal to ten percent of the aggregate nominal value of the issued and outstanding share capital. This restriction on the payment of dividends also applies to each of the Company’s French subsidiaries on a statutory basis. At December 31, 2002, there was no amount allocated to the Company’s legal reserve. The legal reserve may be distributed to shareholders only upon liquidation of the Company.

Dividend distributions, if any, will be authorized in Euros and may be paid in any currency.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Shareholder Rights Plan

In 1996 and 1998, the shareholders of the Company authorized the issuance of share purchase rights to existing bond and warrant holders in conjunction with the issuance of common shares during these periods in accordance with the statutory anti-dilution laws of France.

	2000		2001		2002
	Rights	Weighted average exercise price	Rights	Weighted average exercise price	Rights	Weighted average exercise price
Outstanding—beginning of year	761,438	$1.53	54,643	$1.35	46,970	$1.29
Exercised	(692,377)	1.55	—	—	(13,660)	1.30
Forfeited	(14,418)	1.33	(7,673)	1.68	(4,510)	1.52

Outstanding—end of year	54,643	$1.35	46,970	$1.29	28,800	$1.25

Warrants

The following is a summary of the Company’s outstanding share warrant plans with the corresponding number of underlying common shares issuable upon exercise:

	2000	2001	2002
Director share warrant plans	252,250	497,500	796,500
1999 convertible bond warrants	804,700	712,700	—

Total share warrants outstanding	1,056,950	1,210,200	796,500

Director Share Warrant Plans

During the years 1995 to 2002, inclusive, the shareholders of the Company authorized the creation of share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Company’s Board of Directors. The activity for each of the last three years and terms of the plans are summarized as follows:

	2000		2001		2002
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding, beginning of year	278,510	$4.92	252,250	$11.73	497,500	$10.96
Granted	55,000	35.01	254,000	9.98	420,000	6.60
Exercised	(81,260)	4.15	—	—	(38,500)	5.77
Forfeited	—	—	(8,750)	6.92	(82,500)	9.10

Outstanding, end of year	252,250	$11.73	497,500	$10.96	796,500	$9.10

Weighted average fair value at the day of grant		$31.05		$6.78		$2.54

The director share warrant plans vest over four years. The term of the warrants is five years.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

1999 Convertible Bond Warrants

In October 1999, the Company issued convertible securities, consisting of $6.0 million principal amount of non-interest bearing bonds and 1,200,000 warrants to purchase an aggregate of 1,200,000 shares at an exercise price of $5.00 per share. Warrants could be exercised between April 15, 2000 and April 15, 2002. During 2000, 395,300 warrants related to this debt offering were exercised. During 2001, 92,000 warrants related to this debt offering were exercised. During 2002, 705,600 warrants related to this debt offering were exercised and the remaining 7,100 warrants were forfeited.

Stock Options

The shareholders of the Company authorized the creation of different stock option plans granting the Board of Directors of the Company the authority to issue options to employees to subscribe for a maximum of 9,870,000 common shares. These plans generally provide for a four-year vesting period and may be exercised no later than seven years after date of grant. The option plans prohibit residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant. For the 2002 option plan, the Board of Directors establishes the exercise price as the closing price quoted on Nasdaq on the date of grant. For option plans of years prior to 2002, the Board of Directors establish the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant. The Company calculates the compensation cost for its stock option plans in compliance with the provisions of APB Opinion No. 25 which provides that compensation cost has to be recorded if the exercise price of the options granted is lower than the fair market value of the Company’s stock as at the date of grant. In 2001, the Company granted 2,394,500 options with a weighted average exercise price of $8.80 at less than fair value. The options granted at less than fair value had a weighted average fair value of $10.43, where fair value was determined to be the closing share price on the date of grant. Amortization of deferred stock compensation was $124, $446 and $965 in 2000, 2001 and 2002, respectively.

A summary of the Company’s employee stock option plan activity and related information for the years ended December 31, follows:

	2000		2001		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	3,491,420	$5.10	4,452,758	$11.58	6,605,939	$10.24
Granted	1,841,481	22.63	3,011,800	9.27	694,600	7.40
Exercised	(577,100)	4.51	(162,440)	3.94	(528,032)	3.94
Forfeited	(303,043)	17.50	(696,179)	16.10	(882,725)	13.69

Outstanding, end of year	4,452,758	$11.58	6,605,939	$10.24	5,889,782	$9.95

Exercisable at end of year	1,084,424	$5.14	2,265,152	$7.39	3,058,633	$9.62

Weighted average fair value at the day of grant		$17.46		$7.89		$2.82

As of December 31, 2002, 1,448,506 options were available for new grant. As of December 31, 2002, outstanding stock options granted to employees subject to French regulation and U.S. regulation were 1,524,586 and 4,365,196, respectively.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The summary of stock options, Director’s share warrants and share warrants related to convertible bonds outstanding and exercisable as of December 31, 2002 was as follows:

	Options and Warrants outstanding			Options and Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.25-$2.60	170,447	2.55	$1.77	168,272	$1.77
$3.80-$5.00	1,603,238	2.51	4.55	1,500,479	4.56
$5.75-$8.30	2,846,781	5.67	7.62	622,527	7.78
$9.04-$13.45	865,493	5.33	10.48	233,678	10.64
$15.09-$19.75	819,708	4.55	18.95	508,975	19.07
$23.37-$32.80	380,415	4.60	26.17	234,503	26.72
$71.03-$73.63	29,000	2.60	71.39	15,249	71.50

Total	6,715,082	4.58	$9.82	3,283,683	$9.60

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes, which may represent, for the Company, up to 43% of the taxable salary, on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date if the beneficiary disposes of the shares before a five-year period following the grant of the option. The new law is consistent with personal income tax law that requires individuals to pay income tax on the difference between the option exercise price and the fair value of the shares at the grant date if the shares are sold or otherwise disposed of within five years of the option grant. The law applies to all options exercised after January 1, 1997 related to French resident employees. The Company has not recorded a liability for social charges for options granted as of December 31, 2002 as the French stock option plan prohibits any sale of shares before a five-year period.

20.    Income Taxes

Income tax expense of $1, $22 and $69 during the years ended December 31, 2000, 2001 and 2002 consisted of minimum taxes in certain jurisdictions.

As of December 31, 2001 and 2002, significant components of the Company’s net deferred income tax assets were as follows:

	2001	2002
Net operating loss carry-forwards	$22,282	$35,143
Research and development tax credits	217	1,498
Research and development capitalized for tax purposes	60	101
Timing differences in depreciation and amortization periods	3,291	754
Non-deductible accruals and reserves	1,149	3,665

Net deferred tax assets	26,999	41,161
Valuation allowance	(26,999)	(41,161)

Net deferred tax assets	$—	$—

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amounts. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2002, the Company has net operating loss carry-forwards in France of approximately $48,800. Approximately $15,700 of these net operating loss carry-forwards will expire in the years 2007 through 2009. Remaining loss carry-forwards have no expiration date. In the United States, the Company has federal net operating loss carry-forwards of approximately $36,000, which expire between 2010 and 2023, and state net operating loss carry-forwards of approximately $20,400, which expire between 2005 and 2014. The Company has net operating loss carry-forwards in Canada of approximately $3,500, which expire between 2006 and 2010. The Company has net operating loss carry-forwards in Australia and Singapore of $2,900 and $3,900, respectively, with no expiration date. These net operating loss carry-forwards can be only be used by the legal entity generating the operating losses.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

21.    (Loss) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted (loss) earnings per share:

	2000	2001	2002
Numerator:
(Loss) income from continuing operations	$14,073	$(16,280)	$(28,659)
Effect assuming conversion of convertible bonds at beginning of year	138	—	—

Adjusted (loss) income from continuing operations available to shareholders	14,211	(16,280)	(28,659)
Loss from discontinued operations	—	(429)	(16,834)

	$14,211	$(16,709)	$(45,493)

Denominator:
Basic weighted average number of shares outstanding	37,897,417	40,062,018	41,212,326
Dilutive common share equivalents:
Options outstanding	2,695,598	—	—
Rights and warrants	1,303,588	—	—
Shares from convertible bonds	318,442	—	—

Diluted weighted average number of shares outstanding	42,215,045	40,062,018	41,212,326

Basic (loss) earnings per common share:
From continuing operations	$0.37	$(0.41)	$(0.69)
From discontinued operations	—	(0.01)	(0.41)

	$0.37	$(0.42)	$(1.10)

Diluted (loss) earnings per common share:
From continuing operations	$0.34	$(0.41)	$(0.69)
From discontinued operations	—	(0.01)	(0.41)

	$0.34	$(0.42)	$(1.10)

No amounts have been presented for diluted earnings per share for the periods where the effect of including the weighted average number of common shares available under share options, reserved rights, warrants and convertible bonds after applying the treasury stock method is anti-dilutive. Weighted average common share equivalents excluded in 2001 and 2002 were 2,128,766 and 949,690, respectively.

22.    Employee Retirement Plans

French law requires payment of a lump sum retirement indemnity to all employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. There is no formal plan and no funding of the obligation is required. The Company’s obligation is not material to its consolidated financial condition or results of operations for the years ended December 31, 2000, 2001 and 2002.

The U.S. subsidiary has a 401(k) profit sharing plan for its full-time employees who have attained the age of 21 years and have been employed with the Company for at least six months. Eligible employees may make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and, to December 31, 2002, no contributions have been made.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In October 2001, the Company implemented a non-qualified deferred compensation plan which allows eligible U.S. employees to elect to defer for personal tax purposes, on an annual basis, up to 90% of their base salary, commissions and/or bonus. Amounts deferred are invested by the Company in investment embedded funds within a variable life insurance policy. The employee designates the investment of amounts withheld and is entitled to receive the amounts deferred, net of investment gains and losses, upon termination, retirement, death, disability or, under certain circumstances, based on pre-scheduled withdrawals. Amounts withheld and deferred for eligible employees under the Company’s deferred compensation plan were $193 in 2001 and $345 in 2002. Amounts withheld and deferred are included in operating expenses as salary expense in the period withheld. As at December 31, 2002, total assets related to the plan amounted to $432 and were classified as restricted investments in the consolidated balance sheet. The Company also recorded a corresponding liability of $432.

23.    Segment Information

The Company has two operating segments: Digital Identity Solutions and Managed Authentication Services. However, the Managed Authentication Services segment does not meet the quantitative thresholds for separate disclosure since it does not represent ten percent of any of combined revenues, loss from operations or total assets. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region for the years ended December 31, 2000, 2001 and 2002:

	Europe	North America	Asia Pacific	Total
2000
Net revenues	$13,713	$3,624	$744	$18,081
Loss from operations	(3,885)	(11,461)	(662)	(16,008)
Long lived assets	1,307	1,530	74	2,911
Total assets	314,880	11,007	448	326,335
Capital expenditures	765	955	72	1,792
Depreciation and amortization	540	240	71	851

2001
Net revenues	$13,681	$15,888	$1,607	$31,176
Loss from operations	(13,937)	(17,859)	(1,141)	(32,937)
Goodwill	456	8,154	94	8,704
Long lived assets	5,153	22,347	63	27,563
Total assets	24,202	269,976	17,270	311,448
Capital expenditures	1,431	7,119	32	8,582
Depreciation and amortization	1,458	1,238	284	2,980

2002
Net revenues	$12,819	$27,074	$1,947	$41,840
Loss from operations	(12,988)	(17,913)	(2,429)	(33,330)
Goodwill	1,795	8,698	107	10,600
Long lived assets	4,716	16,581	233	21,530
Total assets	23,311	260,908	2,173	286,392
Capital expenditures	1,037	596	77	1,710
Depreciation and amortization	938	2,491	74	3,503

24.    Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

ACTIVCARD S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

25.    Subsequent Events

Re-incorporation of Publicly Listed Parent Company

On January 6, 2003 ActivCard Corp., a Delaware corporation, commenced a registered public exchange offer for the purpose of changing the domicile of the publicly listed company in the ActivCard Group, previously ActivCard S.A., from the Republic of France to the State of Delaware in the United States. In the exchange offer, holders of ActivCard S.A. securities were asked to exchange each ActivCard S.A. common share and each ActivCard S.A. American depositary share (“ADS”) they held for one share of ActivCard Corp. common stock. The registered exchange offer closed on February 3, 2003 with 24,409,937 common shares and 15,417,729 ADS’s exchanged for an equivalent number of shares of ActivCard Corp. common stock. The exchanged common shares and ADS’s represented 94.8% of the outstanding securities of ActivCard S.A.

All outstanding stock options of ActivCard S.A. held by persons resident outside the Republic of France and all outstanding warrants were exchanged for options to acquire an equivalent number of shares of ActivCard Corp. common stock. Outstanding options of ActivCard S.A. held by persons resident in France remain outstanding and ActivCard Corp. intends to offer to exchange one share of its common stock for each ordinary share of ActivCard S.A. that is issued upon the exercise of such options.

Sale of Discontinued Operation

On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8 (See Note 5).

26.    Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Revenue	$7,089	$8,525	$8,803	$6,759	$8,165	$9,607	$11,983	$12,085
Cost of revenue	2,513	2,785	2,188	2,092	2,645	2,869	3,850	4,088

Gross margin	4,576	5,740	6,615	4,667	5,520	6,738	8,133	7,997

Loss from operations	(9,743)	(6,859)	(5,217)	(11,118)	(13,964)	(5,489)	(4,060)	(9,817)

Loss from discontinued operations	—	—	(74)	(355)	(15,918)	(409)	(214)	(293)

Net loss(*)	$(371)	$(2,667)	$(3,824)	$(9,847)	$(28,606)	$(4,711)	$(2,947)	$(9,229)

Basic and diluted net loss per share(*):
From continuing operations	$(0.01)	$(0.07)	$(0.10)	$(0.23)	$(0.31)	$(0.10)	$(0.07)	$(0.21)
From discontinued operations	—	—	—	(0.01)	(0.40)	(0.01)	—	(0.01)

	$(0.01)	$(0.07)	$(0.10)	$(0.24)	$(0.71)	$(0.11)	$(0.07)	$(0.22)

(*)	The sum of the quarterly net loss and net loss per share will not necessarily equal the net loss and the net loss per share for the total year due to the effects of rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Other Information—Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation and disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Exhibit Number		Description

3.1	*	Amended and Restated Certificate of Incorporation of ActivCard Corp.

3.2	*	Bylaws of ActivCard Corp.

4.1	*	Specimen common stock certificate (front and reverse)

4.2	**	Form of ActivCard Corp. Common Stock Warrant

10.1	*	ActivCard Corp. 2002 Stock Option Plan

10.2	*	Lease Agreement dated April 11, 2000, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc.

10.3	*	Lease Agreement dated April 15, 1997 between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums dated June 6, 2000 and April 18, 2001 (English translation)

10.4	*	Lease dated November 1, 2001 between DEW Engineering and Development Limited and American Biometric Company Limited

10.5	*	Employment offer letter between Steven Humphreys and ActivCard, Inc. dated October 22, 2001

10.6+	(1)*	Agreement dated June 10, 1996 between Samsung Semiconductor Europe GmbH and ActivCard S.A.

10.7	*	Employment offer letter between Blair W. Geddes and ActivCard S.A. dated September 12, 2000.

10.8	*	Promissory Note dated October 22, 2001

10.9	*	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002

21.1		Subsidiaries of Registrant

23.1		Consent of Deloitte & Touche LLP, Independent Auditors for ActivCard S.A.

23.2		Consent of Ernst & Young Audit, Independent Auditors for ActivCard S.A.

24.1		Power of Attorney (contained on signature page)

99.1		Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2		Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this exhibit.
*	Incorporated by reference to ActivCard Corp.’s Registration Statement on Form S-4 filed with the SEC on September 25, 2002 (file no. 333-100067).
**	Incorporated by reference to ActivCard Corp.’s Registration Statement on Form S-8 filed with the SEC on February 14, 2003 (file no. 333-103247).
(1)	Incorporated by reference to ActivCard S.A.’s Registration Statement on Form F-1 (file no. 333-11540).

(b) Reports on Form 8-K.    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 31st day of March, 2003.

ACTIVCARD CORP.

By:	/s/ STEVE HUMPHREYS
Steve Humphreys Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Humphreys and Blair W. Geddes, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Office	Date

/s/ STEVEN HUMPHREYS Steven Humphreys	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ BLAIR W. GEDDES Blair W. Geddes	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ YVES AUDEBERT Yves Audebert	Director, Vice Chairman, President and Chief Operating Officer	March 31, 2003

/s/ JAMES E. OUSLEY James E. Ousley	Director	March 31, 2003

/s/ SERGIO CELLINI Sergio Cellini	Director	March 31, 2003

Clifford Gundle	Director	March 31, 2003

/s/ MONTAGUE KOPPEL Montague Koppel	Director	March 31, 2003

Kheng Nam Lee	Director	March 31, 2003

Antoine R. Spillman	Director	March 31, 2003

William Crowell	Director	March 31, 2003

/s/ RICHARD WHITE Richard White	Director	March 31, 2003

CERTIFICATIONS

I, Steven Humphreys, certify that:

1.	I have reviewed this annual report on Form 10-K of ActivCard Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN HUMPHREYS
Chief Executive Officer

Dated:  March 31, 2003

CERTIFICATION

I, Blair W. Geddes, certify that:

1.	I have reviewed this annual report on Form 10-K of ActivCard Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BLAIR W. GEDDES
Chief Financial Officer

Dated:  March 31, 2003

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	Amended and Restated Certificate of Incorporation of ActivCard Corp.

3.2	*	Bylaws of ActivCard Corp.

4.1	*	Specimen common stock certificate (front and reverse)

4.2	**	Form of ActivCard Corp. Common Stock Warrant

10.1	*	ActivCard Corp. 2002 Stock Option Plan

10.2	*	Lease Agreement dated April 11, 2000, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc.

10.3	*	Lease Agreement dated April 15, 1997 between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums dated June 6, 2000 and April 18, 2001 (English translation)

10.4	*	Lease dated November 1, 2001 between DEW Engineering and Development Limited and American Biometric Company Limited

10.5	*	Employment offer letter between Steven Humphreys and ActivCard, Inc. dated October 22, 2001

10.6+	(1)*	Agreement dated June 10, 1996 between Samsung Semiconductor Europe GmbH and ActivCard S.A.

10.7	*	Employment offer letter between Blair W. Geddes and ActivCard S.A. dated September 12, 2000.

10.8	*	Promissory Note dated October 22, 2001

10.9	*	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002

21.1		Subsidiaries of Registrant

23.1		Consent of Deloitte & Touche LLP, Independent Auditors for ActivCard S.A.

23.2		Consent of Ernst & Young Audit, Independent Auditors for ActivCard S.A.

24.1		Power of Attorney (contained on signature page)

99.1		Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2		Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this exhibit.
*	Incorporated by reference to ActivCard Corp.’s Registration Statement on Form S-4 filed with the SEC on September 25, 2002 (file no. 333-100067).
**	Incorporated by reference to ActivCard Corp.’s Registration Statement on Form S-8 filed with the SEC on February 14, 2003 (file no. 333-103247).
(1)	Incorporated by reference to ActivCard S.A.’s Registration Statement on Form F-1 (file no. 333-11540).