Form 10-Q
period 2003-06-30
ACTIVCARD CORP
filed 2003-08-14
CIK 1183941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

YES  ☒    NO  ☐

         The number of shares of the Registrant’s Common Stock outstanding on July 31, 2003 was 42,014,443.

ACTIVCARD CORP.

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ACTIVCARD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue
Hardware	$4,530	$3,834	$10,015	$6,490
Software and maintenance	4,992	5,773	12,574	11,282

	9,522	9,607	22,589	17,772

Cost of revenue
Hardware	3,725	1,778	7,509	3,613
Software and maintenance	5,062	1,091	6,440	1,901

	8,787	2,869	13,949	5,514

Gross margin	735	6,738	8,640	12,258

Operating expenses
Research and development	4,443	4,918	8,837	9,906
Selling and marketing	4,919	5,138	10,066	10,370
General and administrative	1,660	1,029	3,034	1,956
Amortization of acquired intangible assets	151	525	303	1,091
Write-down of acquired intangible assets	758	—	758	—
Other charges	697	617	2,887	8,388

	12,628	12,227	25,885	31,711

Loss from operations	(11,893)	(5,489)	(17,245)	(19,453)
Interest expense	—	(2)	—	(9)
Interest income	1,126	1,371	2,371	2,620
Foreign exchange gain (loss)	46	(114)	(170)	(79)

Loss from continuing operations before income taxes and minority interest	(10,721)	(4,234)	(15,044)	(16,921)
Income taxes	(21)	(68)	(83)	(69)
Minority interest	550	—	599	—

Loss from continuing operations	(10,192)	(4,302)	(14,528)	(16,990)
Loss from discontinued operations	—	(409)	(228)	(16,327)

Net loss	$(10,192)	$(4,711)	$(14,756)	$(33,317)

Basic and diluted loss per common share:
From continuing operations	$(0.25)	$(0.10)	$(0.36)	$(0.41)
From discontinued operations	—	(0.01)	(0.01)	(0.40)

	$(0.25)	$(0.11)	$(0.37)	$(0.81)

Shares used in the calculation of loss per common share:
Basic and diluted	40,056,214	41,278,979	40,333,686	40,897,423
Other charges were comprised of:
Amortization of deferred stock compensation:
Cost of revenue	$9	$9	$19	$16
Research and development	115	185	271	374
Sales and marketing	80	136	186	264
General and administrative	27	20	53	47

	231	350	529	701
Acquired in process research and development	—	—	—	68
Restructuring and business realignment expenses	345	267	1,292	7,619
Re-incorporation expenses	121	—	1,066	—

Total other charges	$697	$617	$2,887	$8,388

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$117,184	$158,880
Short-term investments	128,637	89,502
Accounts receivable (net of allowance for doubtful accounts of $540 and $525 at June 30, 2003 and December 31, 2002, respectively)	4,681	9,192
Other receivables	2,038	1,579
Inventories	2,845	3,488
Assets held for sale	—	262
Other current assets	1,550	1,959

Total current assets	256,935	264,862
Restricted investments	582	432
Property and equipment	4,748	7,313
Goodwill	10,600	10,600
Other intangible assets	1,231	2,311
Other long-term assets	1,036	874

	$275,132	$286,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,028	$10,493
Current portion of restructuring and business realignment accruals	968	867
Deferred revenue	3,274	3,997
Liabilities held for sale	—	250
Current portion of long-term debt	—	15
Current portion of obligations under capital lease	4	7

Total current liabilities	14,274	15,629

Long-term portion of restructuring and business realignment accruals	4,131	4,429
Other long-term liabilities	622	525

Total long-term liabilities	4,753	4,954

Minority interest	13,108	—

Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, none issued	—	—
Common shares, $0.001 par value, 40,203 shares issued and outstanding at June 30, 2003; Î1.00 nominal value, 41,690 shares issued and outstanding at December 31, 2002	40	45,117
Additional paid-in capital	382,231	354,400
Accumulated other comprehensive loss	(12,975)	(14,817)
Deferred stock compensation	(1,924)	(3,122)
Accumulated deficit	(124,375)	(115,769)

Total shareholders’ equity	242,997	265,809

	$275,132	$286,392

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended June 30,
	2003	2002
Operating activities
Loss from continuing operations	$(14,528)	$(16,990)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,739	1,784
Write-down of property and equipment	1,684	—
Amortization of acquired intangible assets	303	1,091
Write-down of acquired intangible assets	758	—
In process research and development	—	68
Amortization of deferred stock compensation	529	701
Non-cash restructuring and business realignment expenses	520	1,054
Minority interest	(599)	—
Other non-cash items, net	533	104
Increase (decrease) in cash, net of the effects of business combinations, from:
Accounts receivable	4,718	2,449
Other receivables	(378)	10
Inventories	949	15
Other current assets	578	(769)
Accounts payable and accrued liabilities	(1,418)	(3,761)
Restructuring and business realignment accruals	(204)	4,969
Deferred revenue	(810)	(313)

Net cash used in continuing operations	(5,626)	(9,588)
Net cash used in discontinued operations	(106)	(793)

Net cash used in operating activities	(5,732)	(10,381)

Investing activities
Business acquisitions, net of cash acquired	—	606
Loans to related parties	—	(44)
Purchases of property and equipment	(625)	(948)
Purchases of short term investments	(149,495)	(121,051)
Proceeds from sales and maturities of short term investments	110,048	26,900
Other long-term assets	(223)	(89)

Net cash used in investing activities	(40,295)	(94,626)

Financing activities
Proceeds from exercise of stock options	3,424	4,695
Repayment of long-term debt	(15)	(160)

Net cash provided by financing activities	3,409	4,535

Effect of exchange rate changes on cash and equivalents	922	2,222

Net decrease in cash and equivalents	(41,696)	(98,250)
Cash and equivalents, beginning of period	158,880	248,444

Cash and equivalents, end of period	$117,184	$150,194

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

         The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the Company’s consolidated financial position at June 30, 2003, consolidated results of operations for the three and six months ended June 30, 2003 and 2002, respectively, and consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the consolidated operating results for the Company’s full fiscal year ending December 31, 2003 or any future periods.

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

         In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company generally recognizes revenue from product sales upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company's policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling the Company's products and the end user is known or has been qualified by the Company. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

         Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

Stock-based Compensation

         The Company accounts for its employee stock option plans in accordance with the provisions of APB Opinion No. 25, which provides that no compensation costs be recorded if the exercise price of the options granted is equal to the fair market value of the Company’s stock as at the date of grant. Accordingly, the Company allocates to deferred stock compensation, the fair value of restricted stock when granted to employees of acquired companies if they remain as employees of the Company subsequent to the acquisition date. The Company amortizes the deferred stock compensation to expense using the straight-line method over the vesting period, which is three years.

         Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS 123. The fair value for these options and warrants was estimated at the date of grant using the Black-Scholes pricing model.

         For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(10,192)	$(4,711)	$(14,756)	$(33,317)
Less: Stock-based employee compensation expenses included in reported net loss	231	350	529	701
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,692)	(1,810)	(5,305)	(5,392)

Pro forma net loss	$(12,653)	$(6,171)	$(19,532)	$(38,008)

Net loss per share, as reported Basic and diluted	$(0.25)	$(0.11)	$(0.37)	$(0.81)

Pro forma net loss per share Basic and diluted	$(0.32)	$(0.15)	$(0.48)	$(0.93)

Foreign Currency

         The reporting currency of the Company and its subsidiaries is the U.S. dollar. All of the companies within the ActivCard group of companies use their local currency as their functional currency with the exception of ActivCard Ireland Ltd., which uses the US dollar as its functional currency. For those entities using their non-U.S. dollar currency as their functional currency, assets and liabilities are translated into the US dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the year. Translation adjustments arising upon the consolidation of non-U.S. Dollar financial statements are accumulated in shareholders’ equity as a translation adjustment within other comprehensive income.

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

         In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. Management is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on the Company’s operating results or financial condition.

         In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 12 concerning the reserve for warranty costs). The recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

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
(Unaudited)

2. Business Combinations and Acquired Intangible Assets

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

         In connection with the purchase price allocation for ActivCard South Africa, $68 was charged to earnings in the six months ended June 30, 2002 for acquired in-process research and development. The value assigned to acquired in-process research and development was based on estimated future cash flows over five years and was discounted at a rate of 30%.

         In June 2003, management identified indicators of impairment of the Company’s other acquired intangible assets. These indicators were caused by changes to the Company’s strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, the Company determined that its other acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, the Company recorded an impairment write-down of $758 during the three and six months ended June 30, 2003. The other intangible assets determined to be impaired consisted of developed and core technology, contracts, and trade names and trademarks.

3. Termination of Non-core Activities

         In June 2003, the Company terminated certain non-core activities that resulted in charges to earnings for asset write-downs of $3,705. The actions taken included: (1) discontinuance of the Company’s biometric hardware product line in favor of reselling similar products manufactured by third parties; (2) termination of a service offering whereby the Company would have hosted PKI digital certificate issuance; and (3) consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the three and six months ended June 30, 2003.

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

4.	Restructuring and Business Realignment Expenses

          2002 Restructuring Plan

          In 2002, the Company commenced restructuring its business to enhance operational efficiency and reduce expenses. This restructuring and business realignment plan included a worldwide reduction in workforce across all functions of 90 employees, a reduction in excess facilities and other direct costs. Of the terminated employees, 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions. The charge for excess facilities was comprised primarily of future minimum lease payments payable over a nine-year period ending February 2011, net of estimated sublease income of $734. Sublease income was estimated assuming current market lease rates and after estimated vacancy periods. Charges for the reduction in workforce consisted mainly of severance, outplacement and other termination costs.

          2003 Restructuring Plan

          In March 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 14 employees. The reduction in workforce was completed in May 2003 with the termination of two additional employees. Of the terminated employees, 9 were employed in sales and marketing, 6 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce consist of severance, outplacement and other termination costs.

          Components of restructuring and business realignment accruals, which are presented on the condensed consolidated balance sheet and in the condensed consolidated statements of operations for the year ended December 31, 2002 and the three and six months ended June 30, 2003 were as follows:

	2002		2003
	Restructuring		Restructuring
	Facility Exit Costs	Workforce Reduction	Workforce Reduction	Total
Accrual balance at January 1, 2002	$—	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	—	8,129
Adjustments to accruals for changes in estimates	569	(112)	—	457
Payments	(701)	(1,658)	—	(2,359)
Asset write-offs	(214)	(717)	—	(931)

Accrual balance at December 31, 2002	5,077	219	—	5,296
Provisions for restructuring and business realignment costs	—	—	913	913
Adjustments to accruals for changes in estimates	—	34	—	34
Payments	(175)	(217)	(229)	(621)
Non-cash charges	—	—	(520)	(520)

Accrual balance at March 31, 2003	4,902	36	164	5,102
Provisions for restructuring and business realignment costs	—	—	338	338
Adjustments to accruals for changes in estimates	—	7	—	7
Payments	(178)	—	(170)	(348)

Accrual balance at June 30, 2003	4,724	43	332	5,099
Less current portion	593	43	332	968

Long term portion	$4,131	$—	$—	$4,131

Estimated remaining cash expenditures	$4,724	$43	$332	$5,099

         Remaining cash expenditures to complete the facility exit activities will be made over the eight-year period ending February 2011. The Company expects to make remaining cash payments to complete the workforce reduction by December 31, 2003.

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

5.	Discontinued Operations

          On February 15, 2002, the Company executed its plan to dispose of the hosting operations of Authentic8. As a result of this decision, the results of operations of the hosting activities, an impairment of goodwill and other acquired intangible assets and a write-down of fixed assets have been included in loss from discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2002. The Company determined the fair value of the reporting unit by discounting estimated future cash flows to assess whether there was impairment in the carrying value of the goodwill and other intangibles. The assets and liabilities related to the hosting operations have been classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002.

          On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the loss from discontinued operations in the consolidated statement of operations for the six months ended June 30, 2003.

          The loss from discontinued operations related to the disposal of the hosting operations of the former Authentic8 was comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue	$—	$52	$76	$67

Loss from discontinued operations consists of:
Operating loss	$—	$409	$228	$793
Other charges:
Impairment of goodwill	—	—	—	13,169
Impairment of other acquired intangibles	—	—	—	1,818
Write-down of property and equipment	—	—	—	547

	$—	$409	$228	$16,327

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

6.	Loss Per Share

         The following is a reconciliation of the numerator and denominator used to determine basic and diluted loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(10,192)	$(4,302)	$(14,528)	$(16,990)
Loss from discontinued operations	—	(409)	(228)	(16,327)

	$(10,192)	$(4,711)	$(14,756)	$(33,317)

Denominator:
Shares used in computations, basic and diluted	40,056,214	41,278,979	40,333,686	40,897,423

Basic and diluted loss per common share:
From continuing operations	$(0.25)	$(0.10)	$(0.36)	$(0.41)
From discontinued operations	—	(0.01)	(0.01)	(0.40)

	$(0.25)	$(0.11)	$(0.37)	$(0.81)

          No amounts have been presented for diluted earnings per share for the periods where the effect of including the weighted average number of common shares available under share options, reserved rights, warrants and convertible bonds after applying the treasury stock method is anti-dilutive. Weighted average common share equivalents excluded in the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 were 1,722,145; 821,839; 1,402,986;and 1,037,283, respectively.

7.	Comprehensive Loss

           The components of comprehensive loss are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net loss	$(10,192)	$(4,711)	$(14,756)	$(33,317)
Other comprehensive income (loss):
Unrealized gains on short term investments	184	165	125	165
Unrealized losses on cash flow hedges	(4)	—	(4)	—
Change in cumulative translation adjustment	487	4,335	972	4,213

Comprehensive loss	$(9,525)	$(211)	$(13,663)	$(28,939)

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

8.    Derivative Financial Instruments

        Foreign exchange gains and losses reported on the consolidated statements of operations resulted from the translation of assets and liabilities denominated in a non-functional currency into the functional currency of the legal entity that held the asset and/or liability. The Company utilizes a foreign exchange hedging program to mitigate transaction gains and losses resulting from such exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, the Company regularly enters into various short-term foreign currency forward contracts that the Company accounts for as fair value hedging instruments to offset these foreign exchange transaction gains and losses.

       Foreign exchange gains and losses attributable to fair value hedging instruments reduce the foreign exchange gains and losses in the consolidated statements of operations. For the six months ended June 30, 2003, foreign exchange losses from the fair value hedges were $135, and for the six months ended June 30, 2002, foreign exchange gains from the fair value hedges were $378.

        In May 2003, the Company implemented a foreign exchange hedging program to mitigate the short-term variability in operating and cash flow results attributable to exchange rate fluctuations on expenditure streams denominated in currencies other than the U.S. dollar. To achieve this objective, the Company has entered into various short-term foreign currency forward contracts that have been designated as cash flow hedges. For each cash flow hedge, the effective portion of changes in the fair value of the foreign currency forward contract is recorded in other comprehensive income on the consolidated balance sheet until the hedged expenditure affects earnings at which time the effective portion is recognized in the consolidated statement of operations. The ineffective portion of changes in fair value of foreign currency forward contracts is charged to earnings each period.

        At June 30, 2003, the effective portion of changes in the fair value of cash flow hedges recorded in other comprehensive income on the consolidated balance sheet was not material. Ineffectiveness of cash flow hedges had no impact on earnings in the three or six months ended June 30, 2003.

9.    Short-term Investments

        As of June 30, 2003, available-for-sale securities were as follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and agency securities	$127,800	$837	$—	$128,637

         The contractual maturities of available-for-sale debt securities as of June 30, 2003 were as follows:

	June 30, 2003
	Amortized Cost	Estimated Fair Value
Within one year	$40,651	$40,901
Between one year and three years	87,149	87,736

	$127,800	$128,637

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

10.    Related Party Transactions

         During the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, the Company had purchases of approximately $895, $86, $2,871 and $249, respectively, from SCM Microsystems, Inc. (“SCM”), a manufacturer of smart card readers. As of June 30, 2003 and December 31, 2002, amounts owing to SCM were $140 and $634, respectively. Although SCM is not a single-source supplier to the Company of specific products, the companies do share the services of Steven Humphreys. Mr. Humphreys is the Chairman and Chief Executive Officer of ActivCard and the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys is not compensated for revenue transactions between the two companies.

11.    Inventories

          Inventories consist of the following:

	June 30, 2003	December 31, 2002
Components	$681	$911
Finished goods	2,164	2,577

	$2,845	$3,488

12.     Sales Warranty Commitments

          The activity in the allowance for sales warranties is summarized as follows:

Warranty Allowance
Sales warranty allowance balance at December 31, 2002	$43
Warranty costs incurred	(16)
Additions related to current period sales	160
Adjustments to accruals related to prior period sales	(17)

Sales warranty allowance balance at June 30, 2003	$170

ACTIVCARD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
(Unaudited)

13.     Segment Information

          The Company has one operating segment: Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region for the three and six months ended June 30, 2003 and 2002 and as of June 30, 2003 and December 31, 2002:

	Europe	North America	Asia Pacific	Total
Three months ended June 30, 2003
Net revenues	$3,270	$5,644	$608	$9,522
Net loss	(3,136)	(7,008)	(48)	(10,192)
Three months ended June 30, 2002
Net revenues	$3,700	$5,617	$290	$9,607
Net loss	(2,967)	(932)	(812)	(4,711)
Six months ended June 30, 2003
Net revenues	$6,725	$14,558	$1,306	$22,589
Net loss	(5,915)	(7,997)	(844)	(14,756)
Six months ended June 30, 2002
Net revenues	$6,535	$10,810	$427	$17,772
Net loss	(6,672)	(8,446)	(18,199)	(33,317)

	Europe	North America	Asia Pacific	Total
June 30, 2003
Goodwill	$1,795	$8,698	$107	$10,600
Long lived assets	2,768	4,574	255	7,597
Total assets	14,944	257,773	2,415	275,132
December 31, 2002
Goodwill	$1,795	$8,698	$107	$10,600
Long lived assets	2,921	7,883	126	10,930
Total assets	23,311	260,908	2,173	286,392

14.   Subsequent Events

         Acquisition of ActivCard S.A. Minority Interest

         In February 2003, ActivCard Corp. acquired approximately 94.8% of the outstanding securities of ActivCard S.A. in a registered exchange offer undertaken to change the domicile of the publicly listed company in the ActivCard Group from the Republic of France to the United States. On June 9, 2003 the Company commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. In the follow-on exchange offer, the Company exchanged 0.95 shares of its common stock for each ActivCard S.A. common share and American depositary share (“ADS”) duly tendered. The follow-on exchange offer closed on July 17, 2003 with 1,808,075 shares of ActivCard Corp. common stock issued in exchange for 1,157,689 common shares and 745,603 ADS’s of ActivCard S.A. tendered. The total of exchanged common shares and ADS’s in the July exchange offer, combined with those in the offer that closed in February 2003, represents approximately 99.4% of the outstanding securities of ActivCard S.A. ActivCard Corp. will account for the common shares and ADS’s of ActivCard S.A. acquired in the follow-on exchange offer using the purchase method of accounting. The common shares and ADS’s of ActivCard S.A. not exchanged will continue to be recorded as a minority interest on the consolidated balance sheet.

         Investment in ASPACE Solutions Limited

         On July 30, 2003 the Company signed an agreement to invest in ASPACE Solutions Limited (“ASPACE”), a developer of secure multi-channel data management systems based in London, England. The Company invested approximately £954 or $1,550 to acquire 38% of the outstanding shares of ASPACE. As part of the agreement, the Company will also provide ASPACE a two-year convertible loan in the amount of £2,500 or $4,050. The loan bears interest at 6% per annum and is convertible into newly issued common shares of ASPACE at a price of £25 per share commencing on the second anniversary from the loan origination date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

        On June 9, 2003 we commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. In the follow-on exchange offer, we exchanged 0.95 shares of ActivCard Corp. common stock for each ActivCard S.A. Common share and American depositary share (“ADS”) duly tendered. The follow-on exchange offer closed on July 17, 2003 with 1,808,075 shares of ActivCard Corp. common stock issued in exchange for 1,157,689 common shares and 745,603 ADS’s of ActivCard S.A. tendered. The total of exchanged common shares and ADS’s in the February exchange offer, combined with those in the offer that closed in February 2003, represents approximately 99.4% of the outstanding securities of ActivCard S.A. We will account for the common shares and ADS’s of ActivCard S.A. acquired in the follow-on exchange offer using the purchase method of accounting. The common shares and ADS’s of ActivCard S.A. not exchanged will continue to be recorded as a minority interest on the consolidated balance sheet.

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

         We focus our development efforts on smart card related products, primarily in the form of software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities. In the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, 38%, 56%, 45% and 51%, respectively, of revenues were derived from smart card related software, primarily from ActivCard Gold, ActivPack authentication server and license fees from product development agreements for the ActivCard Identity Management System and ActivCard Java Card Applets, respectively.

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

Purchase price allocations

         In 2001, we completed the acquisition of three companies, all of which were accounted for using the purchase method of accounting. In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. We allocated the purchase price to the assets acquired and liabilities assumed at the date of purchase based on their fair values. In order to determine fair values, we had to make assumptions regarding estimated future cash flows and make estimates based on other factors. In certain cases, an allocation was made to acquired in process research and development, which was charged to operations, as the research and development did not have alternative future uses as of the date of the acquisition. The allocation of purchase price among long-lived assets, which are depreciated, in-process research and development, which is expensed at the time of acquisition and goodwill, which is not amortized starting January 1, 2002, but evaluated periodically for impairment, has a significant impact on both current and future operating results.

Valuation of goodwill, long-lived and other intangible assets

         In assessing the recoverability of our goodwill, long-lived and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For identifiable long-lived assets, this evaluation includes an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value for identifiable long-lived assets is generally determined based on discounted cash flows.

         On February 15, 2002, as a result of changes in strategic plans, we executed a plan to dispose of the hosting operations of Authentic8 International. As a result of the changed circumstances, the estimates and assumptions for future cash flows from the hosting operation declined indicating that impairment in the value of the related assets existed. Accordingly, we recorded a charge to earnings in the amount of $15.6 million in 2002, which included an impairment of the carrying value of goodwill and other intangibles of $15.0 million.

         Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment write-down of $758 thousand in the second quarter of 2003 and $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of June 30, 2003 and December 31, 2002, respectively. The acquired intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.

         In the second quarter of 2003, we terminated certain non-core activities including our biometric hardware product line, a service offering whereby we would have hosted PKI digital certificate issuance, and overlapping product offerings. As a result of these actions taken, the estimates and assumptions regarding future cash flows from the assets relating to these non-core activities declined indicating impairment in value of the related assets. Accordingly, we recorded a charge to earnings of $3.7 million, which included impairment in value of software licenses included in property and equipment of $1.7 million. The other assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties and prepaid software maintenance.

         In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At June 30, 2003, we had $11.8 million of goodwill and other intangible assets, which accounted for 4% of our total assets.

Restructuring activities

         We recorded charges of $0.3 million in each of the three months ended June 30, 2003 and 2002, and $1.3 million and $7.6 million in the six months ended June 30, 2003 and 2002, respectively. These charges related to restructuring and business realignment plans. The plan executed in the first six months of 2003 was a reduction in workforce consisting primarily of severance, outplacement and other costs. The plan announced in the first quarter of 2002 consisted primarily of a reduction in work force and facility vacancy costs. Accounting pronouncements in effect for restructuring activities initiated after December 31, 2002 required us to record a liability and charge when the liability was incurred rather than when we formally committed to the restructuring plan as previously required. These new provisions required us to measure the liability at fair value. Accounting pronouncements for restructuring costs in effect during 2002 required us to record provisions and charges when we had a formal and committed plan. In the first quarter of 2002, we were required to make significant estimates related to the subletting of facilities in Fremont, California and Melbourne, Australia. Estimates related to sublease income are based on assumptions regarding expected vacancy periods required to locate and contract with suitable sublessees and current sublease market rates. In December 2002, we revised our estimate of expected sublease income and recorded an additional charge to earnings of $620 thousand. If the assumptions for these estimates change in the future due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities, as well as changes in estimates to amounts previously recorded.

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

         Authentic8 International Inc.

On April 10, 2001, we mutually agreed to terminate an initial agreement to combine with Authentic8 International Inc. (“Authentic8“), a privately held, Australian-based company offering an outsourced remote access authentication service for banks and service operators. In connection with this, we recorded a charge against earnings in the amount of $3.1 million, which consisted of $2.0 million in professional fees and $1.1 million in break-up fees. Subsequently, we acquired 100% of the outstanding shares of Authentic8 on September 7, 2001. We acquired Authentic8 to augment our technology and customer base as well as to acquire a managed authentication service model and obtain expertise associated with outsourcing a service.

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

Results of operations

The following table sets forth the selected items from our condensed consolidated statements of operations expressed as a percentage of total revenues for the periods presented:

	For the three months ended June 30,			For the six months ended June 30,
	2003		2002	2003	2002
Percentage of revenue
Revenue	100.0%		100.0%	100.0%	100.0%
Cost of revenue	92.3		29.9	61.8	31.0

Gross profit	7.7		70.1	38.2	69.0

Operating expenses
Research and development	46.7		51.2	39.1	55.8
Sales and marketing	51.6		53.4	44.5	58.4
General and administrative	17.4		10.7	13.4	11.0
Amortization of acquired intangible assets	1.6		5.5	1.3	6.1
Write-down of acquired intangible assets	8.0		—	3.4	—
Other charges	7.3		6.4	12.8	47.2

Total operating expenses	132.6		127.2	114.5	178.5

Loss from operations	(124.9)		(57.1)	(76.3)	(109.5)
Non-operating income (expense)
Interest expense	—		—	—	—
Interest income	11.8		14.2	10.5	14.7
Foreign exchange gain (loss)	0.5		(1.2)	(0.8)	(0.4)

Loss from continuing operations before income taxes and
minority interest	(112.	6)	(44.1)	(66.6)	(95.2)
Income tax expense	(0.2)		(0.7)	(0.4)	(0.4)
Minority interest	5.8		—	2.7	—
Loss from discontinued operations	—		(4.2)	(1.0)	(91.9)

Net loss	(107.0)%		(49.0)%	(65.3)%	(187.5)%

Revenues

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Hardware revenues	$4,530	$3,834	+18%	$10,015	$6,490	+54%
Software and maintenance revenues	4,992	5,773	-14%	12,574	11,282	+11%

	$9,522	$9,607	-1%	$22,589	$17,772	+27%

         The increase in hardware revenues of 18% in the three months ended June 30, 2003 and 54% in the six months ended June 30, 2003 compared to the same periods one year ago reflected increased demand for smart card readers from U.S. government agencies and North American corporate enterprises and for our token-based products from European financial institutions. The decrease in software and maintenance revenues of 14% in the second quarter of 2003 compared to the second quarter of 2002 was the result of decreased unit sales of our ActivCard Gold client software products for maturing smart card based digital identification deployments by the U.S. Department of Defense agencies. The increase in software and maintenance revenues of 11% in the first six months of 2003 compared to the first six months of 2002 was achieved primarily in the United States with expanded deployments of smart card based digital identification by the U.S. Department of Defense.

         Revenues by geographic region, expressed as a percentage of total revenues, are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(% of total revenue)			(% of total revenue)
North America	60%	58%	+2%	64%	61%	+3%
Europe	34%	39%	-5%	30%	37%	-7%
Asia	6%	3%	+3%	6%	2%	+4%

	100%	100%		100%	100%

         Revenues by customer segment, expressed as a percentage of total revenues, are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(% of total revenue)			(% of total revenue)
Government	46%	44%	+2%	56%	49%	+7%
Financial	30%	36%	-6%	21%	35%	-14%
Corporate	24%	20%	+4%	23%	16%	+7%

	100%	100%		100%	100%

         The increase in revenues in North America of 2% and 3% and the Government segment of 2% and 7% in the first three and six months of 2003, respectively, compared to the same periods one year ago, were the result of expanding deployments of smart card readers by the U.S. Department of Defense and new deployments of smart card based digital identification by U.S. Government civilian agencies. The increase in revenues from the Corporate segment of 4% and 7% in the three and six months ended June 30, 2003, respectively, relative to the comparable periods in the prior year, were the result of increased sales of smart card client software and related smart card readers to enterprises for internal deployments.

         Revenues in North America consisted primarily of ActivCard Gold and Trinity client software and related smart card readers and ActivCard Identity Management System sales sold indirectly through various system integrators into U.S. government agencies. European revenues were primarily related to ActivCard Token and ActivPack authentication server sales into European financial institutions for commercial and internal applications.

Gross margin

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
Hardware gross margin as a percentage of hardware revenues	18%	54%	-36%	25%	44%	-19%

Software and maintenance gross margin as a percentage of software and maintenance revenues	(1)%	81%	-82%	49%	83%	-34%

Total gross margin	8%	70%	-62%	38%	69%	-31%

         Gross margin totaled $735 thousand and $6.7 million in the three months ended June 30, 2003 and 2002, respectively and $8.6 million and $12.3 million in the six months ended June 30, 2003 and 2002, respectively.

         Total gross margin decreased 62% in the second quarter of 2003 compared to the second quarter of 2002 and 31% in the first six months of 2003 compared to the first six months of 2002. The decrease in gross margin in the respective periods is attributable primarily to management’s decision in June 2003 to terminate certain non-core activities that resulted in charges to cost of sales for asset write-downs of $3,705. The actions taken included: (1) discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; (2) termination of a service offering whereby we would have hosted PKI digital certificate issuance; and (3) consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the three and six months ended June 30, 2003.

Research and development expenses

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Research and development expenses	$4,443	$4,918	-10%	$8,837	$9,906	-11%

         Research and development expenses decreased 10% in the second quarter of 2003 compared to the second quarter of 2002 and 11% in the first six months of 2003 compared to the first six months of 2002 pursuant to our restructuring and business realignment activities executed during 2002 that included the reductions in headcount and relocation of certain development activities to lower cost locations.

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

Sales and marketing expenses

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Selling and marketing expenses	$4,919	$5,138	-4%	$10,066	$10,370	-3%

         In the three and six months ended June 30, 2003, selling and marketing expenses decreased 4% and 3%, respectively, compared to the same periods one year ago as a result of headcount reductions implemented as part of our restructuring and business realignment plan and reduced marketing activities in 2002.

General and administrative expenses

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
General and administrative expenses	$1,660	$1,029	+61%	$3,034	$1,956	+55%

         General and administrative expenses increased 61% and 55% in the three and six months ended June 30, 2003, respectively, compared to the three and six months ended June 30, 2002 as a result of increased professional fees. These professional fees were incurred to defend our intellectual property, pursue potential business acquisitions, and implement new regulatory reporting and compliance regulations.

Amortization of acquired intangible assets

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Amortization of acquired intangible assets	$151	$525	-71%	$303	$1,091	-72%

         The amortization of acquired intangible assets related primarily to the acquisitions of Safe Data and Ankari and decreased 71% in the second quarter of 2003 compared to the second quarter of 2002 and 72% in the first six months of 2003 compared to the first six months of 2002 as a result of an impairment write-down of $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of December 31, 2002. The amortization of acquired intangible assets consisted of the amortization of developed and core technology, agreements, contracts, trade names and trademarks.

Write-down of acquired intangible assets

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Write-down of acquired intangible assets	$758	$—	+100%	$758	$—	+100%

         In June 2003, management identified indicators of impairment of the remaining acquired intangible assets. These indicators included changes to the Company’s strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, we determined that our acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, we recorded an impairment write-down of $758 thousand during the three and six months ended June 30, 2003. The other intangible assets determined to be impaired consisted of developed and core technology, contracts, and trade names and trademarks.

Other charges

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Other charges	$697	$617	+13%	$2,887	$8,388	-66%

         Other charges for the respective comparative periods consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Amortization of deferred stock compensation	$231	$350	$529	$701
Acquired in process research and development	—	—	—	68
Restructuring and business realignment expenses	345	267	1,292	7,619
Re-incorporation expenses	121	—	1,066	—

Total other charges	$697	$617	$2,887	$8,388

         Amortization of deferred stock compensation relates to amortization of shares issued to certain employees of Safe Data who remained as employees of ActivCard, as well as amortization of deferred stock compensation related to options and warrants granted at exercise prices that were less than the fair value of our share price on the date of grant. The amount of deferred stock compensation of $1.9 million on June 30, 2003 will be amortized over the remaining vesting period on a straight-line basis through October 2005.

         In 2002, we commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses and recorded restructuring and business realignment costs of $8.6 million of which $7.6 million was recorded in the six months ended June 30, 2002. Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of employee headcount of $2.6 million, facility exit costs of $6.0 million, consisting primarily of approximately nine years of minimum lease payments due under certain excess facilities lease agreements, net of estimated sublease revenue. The severance costs were for 90 employees, of which 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative activities, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions.

         In March 2003 we took further measures to restructure our business and reduce our operating costs by implementing a reduction in workforce that resulted in the termination of 16 employees. Of the terminated employees, 9 were employed in sales and marketing, 6 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce were $345 thousand in the three months ended June 30, 2003 and $1.3 million in the six months ended June 30, 2003 and consisted of severance, outplacement and other termination costs.

         Remaining cash expenditures of $4.7 million to complete the facility exit activities will be made over the eight-year period ending February 2011. We expect to make remaining cash payments of $375 thousand to complete the work force reduction by December 31, 2003.

         In the first six months of 2003, we incurred charges of $1.1 million related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of share cancellation expenses and professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the SEC and the Belgian Banking and Finance Commission. Total charges incurred to June 30, 2003 to complete the change in domicile were $2.0 million.

Interest income and expense

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Interest expense	$—	$(2)	-100%	$—	$(9)	-100%

Interest income	$1,126	$1,371	-18%	$2,371	$2,620	-10%

         Interest income in the second quarter and first six months of 2003 was lower than the comparable periods of the prior year due primarily to the effects of lower interest rates in effect during those periods.

Foreign exchange gains and losses

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Foreign exchange gain (loss)	$46	$(114)	-140%	$(170)	$(79)	+115%

         For all periods presented, foreign exchange gains and losses were attributable to primarily the volatility of the U.S. dollar against the local functional currencies and resulted from revaluation of the assets and liabilities denominated in currencies other than the functional currency. The average exchange rate of the Euro relative to the US dollar was 1.13 and 0.92 for the three months ended June 30, 2003 and 2002, respectively, and 1.10 and 0.90 for the six months ended June 30, 2003 and 2002, respectively.

Income tax expense

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Income tax expense	$(21)	$(68)	-69%	$(83)	$(69)	+20%

         Income tax expense in the three and six months ended June 30, 2003 and 2002 consisted of minimum annual income and franchise taxes in certain jurisdictions.

Minority interest

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Minority interest	$550	$—	+100%	$599	$—	+100%

         In first quarter of 2003, we completed the change in domicile of the publicly listed company in the ActivCard group, formerly ActivCard S.A. from the Republic of France to the United States. As a result of the change in domicile, a minority interest was created representing approximately the 5.2% of the outstanding common shares and American Depositary Shares of ActivCard S.A. that were not exchanged as of June 30, 2003.

Discontinued operations

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Loss from discontinued operations	$—	$(409)	-100%	$(228)	$(16,327)	-99%

         On February 15, 2002, we executed a plan to dispose of the hosting operations of Authentic8. The assets and liabilities related to the hosting operations were classified as assets and liabilities held for sale on the consolidated balance sheet at

December 31, 2002 and the charge to earnings classified as a loss from discontinued operations on the consolidated statement of operations for the three and six months ended June 30, 2002.

         On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the loss from discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2003.

         The loss from discontinued operations related to the disposal of the hosting operations of the former Authentic8 was comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue	$—	$52	$76	$67

Loss from discontinued operations consists of:
Operating loss	$—	$409	$228	$793
Other charges:
Impairment of goodwill	—	—	—	13,169
Impairment of other acquired intangibles	—	—	—	1,818
Write-down of property and equipment	—	—	—	547

	$—	$409	$228	$16,327

Liquidity and capital resources

         As of June 30, 2003 we had cash and equivalents and short-term investments of $245.8 million, a decrease of $2.6 million from $248.4 million at December 31, 2002. In the first six months of 2003, we consumed $5.6 million of cash from continuing operations primarily due to a loss from continuing operations in the period of $14.5 million offset by collections of outstanding accounts receivable of $4.7 million and non-cash write-downs of long-lived and acquired intangible assets of $2.4 million. We consumed $9.6 million of cash from continuing operations in the first six months of 2002 primarily from a net loss from continuing operations of $17.0 million offset by an increase in restructuring and business realignment accruals of $5.0 million.

         Accounts receivable, net of allowances, decreased to $4.7 million as of June 30, 2003 from $9.2 million as of December 31, 2002. Days sales outstanding, which is a measure of the average collection period of trade accounts receivable, decreased to 44 days at June 30, 2003 from 69 days as of December 31, 2002. The decline in days sales outstanding was the result of improved linearity of monthly shipments in the second quarter of 2003 compared to the fourth quarter of 2002 resulting in proportionately lower shipments in the last month of the quarter. The credit terms extended to our customers are typically less than 60 days, which has not changed during the periods presented.

         Investing activities during the six months ended June 30, 2003 consisted primarily of investments in short-term securities and capital expenditures. Purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $39.4 million in the first six months of 2003, as we invested excess cash and equivalents in U.S. government and government agency securities. In the first six months of 2002 we also acquired certain assets and assumed certain liabilities of two privately held companies based in South Africa totaling $1.2 million including acquisition costs and recovered $1.8 million from closing balance sheet adjustments from the purchase of Safe Data and Authentic8. Capital expenditures of $0.6 million and $0.9 million in the six months ended June 30, 2003 and 2002, respectively, consisted of leasehold improvements, furniture and fixtures, computers and lab equipment.

         Financing activities of $3.4 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively, consisted primarily of proceeds from the issuance of common shares resulting from the exercise of stock options.

         At June 30, 2003, we had $4.1 million of long term restructuring accruals compared to $4.4 million at December 31, 2002. Long-term restructuring accruals represent remaining cash expenditures to complete the facility exit activities and will be paid over the eight-year period ending February 2011. At June 30, 2003 and 2002, we had $622 thousand and $525 thousand, respectively, of other long-term liabilities consisting primarily of deferred rent.

         Our future capital requirements, the timing and amount of expenditures, and the adequacy of funds available to us will depend on our success in developing and selling new and existing products. Based on our current plans, we believe that existing cash balances will be adequate to satisfy our capital requirements for at least the next twelve months.

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

Risk Related to Our Business

We have a history of losses and we may experience losses in the foreseeable future.

         We have not achieved profitability on an operating basis and we may continue to incur operating losses in the foreseeable future. In the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, we incurred losses from continuing operations of $10.2 million, $4.3 million, $14.5 million and $17.0 million, respectively. As of June 30, 2003, our accumulated deficit was $124.4 million, which represents our net losses since we began our operations. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

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

Other companies that derive a significant proportion of their revenues from the U.S. federal government often experience lower fourth quarter revenues than third quarter revenues due to the annual budgetary process. Although we have not experienced such seasonality in the past, we may in the future if our US federal government revenues continue to increase.

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

         Historically, we have experienced a concentration of revenues through certain of our channel partners to customers. In the three and six months ended June 30, 2003 and 2002, there was a high concentration of revenues through a number of system integrators to the US Department of Defense. Many of our contracts with our significant channel partners are short-term. If any of these channel partners did not renew their contract upon expiration, or if there was a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

         In the three and six months ended June 30, 2003 three customers combined accounted for 48% and 58% of revenues, respectively. In the three and six months ended June 30, 2002 two customers combined accounted for 25% and 26% of revenues, respectively. Our customers consist primarily of system integrators, resellers, distributors and OEMs. We ship product to the US Department of Defense exclusively through system integrators. In the six months ended June 30, 2003 and the year ended December 31, 2002, we shipped product to many departments within the US Department of Defense through system integrators such as Northrop Grumman. However, our subcontract agreement with Northrop Grumman expired in July 2003.

         In the aggregate, the US Department of Defense, as an end-user, accounted for approximately 50% of our consolidated revenues in the six months ended June 30, 2003 and 40% of our consolidated revenues in the six months ended June 30, 2002. Three end-users, representing departments within the US Department of Defense, each accounted for 10% of consolidated revenues during the six months ended June 30, 2003, while one end-user within the US Department of Defense accounted for 10% of consolidated revenues in the six months ended June 30, 2002. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

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

         Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales are a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers from those countries to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. In the six months ended June 30, 2003 and 2002, markets outside of North America accounted for 36% and 39% of consolidated revenues, respectively.

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

         While we prepare our financial statements in U.S. dollars, we have historically incurred a substantial portion of our expenses in Euros and prior to the Euro, French francs. We expect that a significant portion of our expenses will continue to be incurred in Euros and, to a lesser extent, in other non-U.S. foreign currencies. Fluctuations in the value of the Euro and other currencies relative to the US dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

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

         Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results and financial condition. The addition and assimilation of new personnel may be made more difficult by the fact that our research and development personnel are located in France, the United States, Canada and India, and our sales and marketing activities are located on three continents, thus requiring the coordination of organizations separated by geography and time zones, and the interaction of personnel with disparate business backgrounds, languages and cultures.

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

         Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment write-down of $758 thousand in the second quarter of 2003 and $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of June 30, 2003 and December 31, 2002, respectively. The acquired intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.

         In the second quarter of 2003, we terminated certain non-core activities including our biometric hardware product line, hosting of PKI digital certificate issuance, and overlapping product offerings. As a result of these decisions, the estimates and assumptions regarding future cash flows from the assets relating to these non-core activities declined indicating an impairment in value of the related assets. Accordingly, we recorded a charge to earnings of $3.7 million, which included an impairment in value of software licenses included in property and equipment of $1.7 million. In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At June 30, 2003, we had $11.8 million of goodwill and other intangible assets, which accounted for 4% of our total assets.

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

         Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunication failures, power outages, intentional acts of vandalism or terrorism and similar events. In particular, our U.S. headquarters are located in the San Francisco Bay area, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption would result in losses or damages incurred and would harm our business.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs, particularly for a relatively small company such as ours. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

         We believe that we are exposed to minimal market risks. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Exchange rate sensitivity

         We are exposed to currency exchange fluctuations as we sell our products internationally. We attempt to manage the sensitivity of our international sales by denominating as many transactions as possible in US dollars.

         In the three and six months ended June 30, 2003 and 2002, nearly all of our revenues were invoiced in US dollars. Although we purchase many of our components in US dollars, approximately half of our cost of revenues and operating expenses are denominated in other currencies.

         In the three months ended June 30, 2003 the net foreign exchange gain was $46 thousand and in the six months ended June 30, 2003 the net foreign exchange loss was $114 thousand. The volatility of the US dollar against the local functional currencies in the first six months of 2003 was the primary cause of these net foreign exchange gains and losses that resulted from revaluation of the assets and liabilities denominated in currencies other than the functional currency. In the three and six months ended June 30, 2002, the net foreign exchange loss was $170 thousand and $79 thousand, respectively.

         We utilize a foreign exchange hedging program to mitigate transaction gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, we regularly enter into various short-term foreign currency forward contracts that we account for as fair value hedging instruments to offset these foreign exchange transaction gains and losses.

Interest rate sensitivity

         We are exposed to interest rate risk as a result of our significant cash and equivalent holdings. The interest rate risk that we may be able to obtain on investment securities will depend on market conditions at that time and may differ from the rates we have secured in the past.

         On June 30, 2003, we held $117.2 million of cash and equivalents and $128.6 million in short-term investments. Our cash and equivalents consist primarily of money-market funds and our short-term investments are primarily comprised of government and government agency securities. We currently have the ability and intention to hold our fixed investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4. Controls and Procedures

Evaluation and disclosure controls and procedures

         The Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

            In March 2002, we filed a lawsuit in the United States District Court, District of Delaware, against Vasco Data Systems International alleging infringement of U.S. patent no. 5,937,068 entitled "System and Method for User Authentication Employing Dynamic Encryption Variables", which was issued by the US Patent and Trademark Office on August 10, 1999. The complaint also alleges false designation of origin in violation of the Lanham Act and common law trade dress infringement. In May 2002, Vasco filed a response to our complaint and filed counterclaims, including claims of non-infringement and patent invalidity. The parties are still in the discovery process and a trial date has been set for June 21, 2004.

            In May 2003, we filed a lawsuit in the United States District Court, District of Delaware, against certain former shareholders of Authentic8 International, Inc. alleging fraud and the breach of certain representations and warranties set forth in the agreement pursuant to which we acquired Authentic8. This action is in its early stages and, as of the date of this report, the defendants have not yet filed a responsive pleading.

ITEM 2. Changes in Securities and Use of Proceeds

            Not applicable.

ITEM 3. Defaults Upon Senior Securities

            Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

            The Company's 2003 Annual Meeting of Stockholders was held on May 30, 2003. On April 15, 2003, the record date for the meeting, a total of 39,887,360 shares of common stock were issued and outstanding. There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 22,515,162 shares of common stock, constituting a quorum. The following votes were cast for each director nominee:

	For	Withhold

Steven Humphreys	22,431,970	83,192
Yves Audebert	22,447,803	67,359
William Crowell	21,629,670	885,492
Clifford Gundle	21,629,670	885,492
Montague Koppel	21,619,470	895,692
Kheng Nam Lee	22,500,470	14,692
James E. Ousley	21,629,570	885,592
Richard White	22,500,970	14,192

            The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2003, received the following votes:

For	Against	Abstain

22,495,829	16,113	3,220

ITEM 5. Other Information

            Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:

Exhibit Number	Description

31.1	Certification Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

      (b)           Reports on Form 8-K.

       On May 5, 2003, the registrant furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release announcing the registrant's results of operations for the quarter ended March 31, 2003. In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 13th day of August 2003.

ACTIVCARD CORP.

By:	/s/ BLAIR W. GEDDES
Blair W. Geddes
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)