Form 10-Q
period 2003-09-30
ACTIVCARD CORP
filed 2003-11-14
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2003 was 42,107,996.

ACTIVCARD CORP.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTIVCARD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenue
Hardware	$3,814	$4,505	$13,829	$10,995
Software and maintenance	5,136	7,478	17,710	18,760

	8,950	11,983	31,539	29,755

Cost of revenue
Hardware	1,885	2,583	9,394	6,197
Software and maintenance	1,128	1,267	7,568	3,167

	3,013	3,850	16,962	9,364

Gross margin	5,937	8,133	14,577	20,391

Operating expenses
Research and development	4,580	4,777	13,417	14,683
Selling and marketing	5,050	4,761	15,116	15,131
General and administrative	1,598	1,179	4,632	3,135
Amortization of acquired intangible assets	113	498	416	1,589
Write-down of acquired intangible assets	—	—	758	—
Other charges	536	978	3,423	9,366

	11,877	12,193	37,762	43,904

Loss from operations	(5,940)	(4,060)	(23,185)	(23,513)
Interest expense	—	(1)	—	(10)
Interest income	870	1,435	3,241	4,055
Foreign exchange gain (loss)	23	(107)	(147)	(186)

Loss from continuing operations before income taxes, minority interest, and equity in net loss of Aspace Solutions Limited	(5,047)	(2,733)	(20,091)	(19,654)

Income taxes	(1)	—	(84)	(69)
Minority interest	100	—	699	—
Equity in net loss of Aspace Solutions Limited	(855)	—	(855)	—

Loss from continuing operations	(5,803)	(2,733)	(20,331)	(19,723)
Income (loss) from discontinued operations	158	(214)	(70)	(16,541)

Net loss	$(5,645)	$(2,947)	$(20,401)	$(36,264)

Basic and diluted loss per common share:
From continuing operations	$(0.14)	$(0.07)	$(0.50)	$(0.48)
From discontinued operations	—	—	—	(0.40)

	$(0.14)	$(0.07)	$(0.50)	$(0.88)

Shares used in the calculation of loss per common share:
Basic and diluted	41,685,532	41,439,211	40,789,253	41,080,003

Other charges were comprised of:
Amortization of deferred stock compensation:
Cost of revenue	$9	$9	$27	$25
Research and development	112	199	384	573
Sales and marketing	80	123	266	387
General and administrative	27	21	80	68

	228	352	757	1,053
Acquired in process research and development	306	—	306	68
Restructuring and business realignment expenses	1	133	1,293	7,752
Re-incorporation expenses	1	493	1,067	493

Total other charges	$536	$978	$3,423	$9,366

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and equivalents	$80,101	$158,880
Short-term investments	155,381	89,502
Accounts receivable (net of allowance for doubtful accounts of $500 and $525 at September 30, 2003 and December 31, 2002, respectively)	5,596	9,192
Other receivables	1,630	1,579
Inventories	2,702	3,488
Assets held for sale	—	262
Other current assets	1,303	1,959

Total current assets	246,713	264,862
Restricted investments	627	432
Property and equipment	4,483	7,313
Investment in Aspace Solutions Limited	5,178	—
Goodwill	15,322	10,600
Other intangible assets	1,958	2,311
Other long-term assets	794	874

	$275,075	$286,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,602	$10,493
Current portion of restructuring and business realignment accruals	768	867
Deferred revenue	2,899	3,997
Liabilities held for sale	—	250
Current portion of long-term debt	—	15
Current portion of obligations under capital lease	2	7

Total current liabilities	14,271	15,629

Long-term portion of restructuring and business realignment accruals	3,995	4,429
Other long-term liabilities	991	525

Total long-term liabilities	4,986	4,954

Minority interest	1,559	—

Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, none issued	—	—
Common shares, $0.001 par value, 42,034 shares issued and outstanding at September 30, 2003; €1.00 nominal value, 41,690 shares issued and outstanding at December 31, 2002	42	45,117
Additional paid-in capital	398,949	354,400
Accumulated other comprehensive loss	(13,036)	(14,817)
Deferred stock compensation	(1,676)	(3,122)
Accumulated deficit	(130,020)	(115,769)

Total shareholders’ equity	254,259	265,809

	$275,075	$286,392

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Operating activities
Loss from continuing operations	$(20,331)	$(19,723)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	2,368	2,605
Write-down of property and equipment	1,684	—
Amortization of acquired intangible assets	416	1,635
Write-down of acquired intangible assets	758	—
In process research and development	306	68
Amortization of deferred stock compensation	757	1,053
Non-cash restructuring and business realignment expenses	520	1,054
Minority interest	(699)	—
Equity in net loss of Aspace Solutions Limited	855	—
Other non-cash items, net	795	232
Increase (decrease) in cash, net of the effects of business combinations, from:
Accounts receivable	3,859	(685)
Other receivables	42	(395)
Inventories	1,182	461
Other current assets	772	(447)
Accounts payable and accrued liabilities	(813)	(1,399)
Restructuring and business realignment accruals	(540)	4,637
Deferred revenue	(1,038)	1,019

Net cash used in continuing operations	(9,107)	(9,885)
Net cash used in discontinued operations	(106)	(1,291)

Net cash used in operating activities	(9,213)	(11,176)

Investing activities
Business acquisitions, net of cash acquired	—	606
Loans to related parties	—	(67)
Investment in Aspace Solutions Limited	(6,033)	—
Acquisition of ActivCard S.A. minority interest	(395)	—
Purchases of property and equipment	(966)	(1,162)
Purchases of short term investments	(209,233)	(173,159)
Proceeds from sales and maturities of short term investments	142,598	78,405
Other long-term assets	12	13

Net cash used in investing activities	(74,017)	(95,364)

Financing activities
Proceeds from exercise of stock options and warrants	3,506	5,172
Increase in long-term liabilities	—	43
Repayment of long-term debt	(17)	(160)

Net cash provided by financing activities	3,489	5,055

Effect of exchange rate changes on cash and equivalents	962	1,989

Net decrease in cash and equivalents	(78,779)	(99,496)
Cash and equivalents, beginning of period	158,880	248,444

Cash and equivalents, end of period	$80,101	$148,948

Supplemental disclosure of non-cash financing activity:
Issuance of common stock in connection with acquisition of ActivCard S.A. minority interest	$16,637	—

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. On February 3, 2003 ActivCard Corp. completed a registered public exchange offer acquiring approximately 94.8% of the outstanding securities of ActivCard S.A. On June 9, 2003 the Company commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. In the follow-on exchange offer, the Company exchanged 0.95 shares of its common stock for each ActivCard S.A. common share and American depositary share (“ADS”) duly tendered. The follow-on exchange offer closed on July 17, 2003 with 1,808,075 shares of ActivCard Corp. common stock issued in exchange for 1,157,689 common shares and 745,603 ADS’s of ActivCard S.A. tendered. Following completion of the follow-on exchange offer, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. The common shares and ADS’s of ActivCard S.A. not exchanged have been recorded as a minority interest on the consolidated balance sheet. These consolidated financial statements present the financial position and results of operations and cash flows for ActivCard S.A. for those periods preceding the change in domicile. Unless otherwise indicated, references to “ActivCard” and the “Company” refer to the consolidated group of ActivCard companies.

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

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the Company’s consolidated financial position at September 30, 2003, consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, and consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the consolidated operating results for the Company’s full fiscal year ending December 31, 2003 or any future periods.

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

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(5,645)	$(2,947)	$(20,401)	$(36,264)
Less: Stock-based employee compensation expenses included in reported net loss	228	352	757	1,053
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,585)	(2,237)	(7,890)	(7,630)

Pro forma net loss	$(8,002)	$(4,832)	$(27,534)	$(42,841)

Net loss per share, as reported —
Basic and diluted	$(0.14)	$(0.07)	$(0.50)	$(0.88)

Pro forma net loss per share —
Basic and diluted	$(0.19)	$(0.12)	$(0.67)	$(1.04)

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to all financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

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

In connection with the purchase price allocation for ActivCard South Africa, $68 was charged to earnings in the nine months ended September 30, 2002 for acquired in process research and development. The value assigned to acquired in-process research and development was based on estimated future cash flows over five years and was discounted at a rate of 30%.

In June 2003, management identified indicators of impairment of the Company’s other acquired intangible assets. These indicators were caused by changes to the Company’s strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, the Company determined that its other acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, the Company recorded an impairment write-down of $758 during the nine months ended September 30, 2003. The other intangible assets determined to be impaired consisted of developed and core technology, contracts, and trade names and trademarks.

In February 2003, ActivCard Corp. acquired approximately 94.8% of the outstanding securities of ActivCard S.A. in a registered exchange offer undertaken to change the domicile of the publicly listed company in the ActivCard Group from the Republic of France to the United States. On June 9, 2003 the Company commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. The follow-on exchange offer closed on July 17, 2003 with ActivCard Corp. issuing 1,808,075 shares of its common stock to acquire approximately an additional 4.6% of the outstanding securities of ActivCard S.A.

The purchase price of the ActivCard S.A. minority interest acquired in the follow-on exchange offer is as follows:

Share consideration	$16,637
Acquisition costs	395

$17,032

The fair values of the assets acquired and liabilities assumed at the date of purchase, July 17, 2003, were as follows:

Current assets	$11,539
Property and equipment, net	208
Other long term assets	605
Intangible assets and in process research and development	1,178
Goodwill	4,722

Total assets acquired	18,252
Current liabilities	(667)
Long term liabilities	(553)

Net assets acquired	$17,032

In connection with the purchase price allocation of the ActivCard S.A. minority interest acquired, $306 was charged to earnings in the three and nine months ended September 30, 2003 for acquired in process research and development. The value assigned to acquired in process research and development was based on estimated future cash flows over periods ranging from three to seven years and was discounted at 28%.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

3. Investment in Aspace Solutions Limited

On July 30, 2003, the Company acquired a 38% interest in ASPACE Solutions Limited (“Aspace”), a developer of secure multi-channel data management systems based in London, England. The Company purchased 38,140 common shares of Aspace from existing shareholders for £954 (£25 per share) or $1,552. In connection with the acquisition of common shares, the Company also provided Aspace with a two-year, senior convertible loan (“loan”) in the amount of £2,500 or $4,067, which bears interest at a rate of 6% per annum. If all or part of the loan is outstanding on the two-year anniversary date, the Company has the right to convert the existing loan balance any time thereafter, into common shares of Aspace at a price of £25 per share. Aspace currently has 100,000 shares outstanding.

Aspace has been incurring losses to date and ActivCard management anticipates continuing losses from Aspace over the next twelve months. ActivCard management believes that the other shareholders in Aspace cannot bear their share of losses to fund ongoing operations and anticipates that future Aspace losses will ultimately be borne by the Company. In this context, the authoritative accounting guidance requires that the Company record 100% of the net losses incurred by Aspace despite holding only 38% of the voting control. For the three and nine months ended September 30, 2003, the Company recorded $855 of losses incurred by Aspace from July 30, 2003 to September 30, 2003. Although the Company has no contractual obligation to do so, the Company may provide financing to Aspace in the future.

4. Termination of Non-core Activities

In June 2003, the Company terminated certain non-core activities that resulted in charges to earnings for asset write-downs of $3,705. The actions taken included: discontinuance of the Company’s biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby the Company would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2003.

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

Components of restructuring and business realignment accruals, which are presented on the condensed consolidated balance sheet and in the condensed consolidated statements of operations for the year ended December 31, 2002 and the three and nine months ended September 30, 2003 were as follows:

	2002 Restructuring		2003 Restructuring
	Facility Exit Costs	Workforce Reduction	Workforce Reduction	Total
Accrual balance at January 1, 2002	$—	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	—	8,129
Adjustments to accruals for changes in estimates	569	(112)	—	457
Payments	(701)	(1,658)	—	(2,359)
Asset write-offs	(214)	(717)	—	(931)

Accrual balance at December 31, 2002	5,077	219	—	5,296
Provisions for restructuring and business realignment costs	—	—	913	913
Adjustments to accruals for changes in estimates	—	34	—	34
Payments	(175)	(217)	(229)	(621)
Non-cash charges	—	—	(520)	(520)

Accrual balance at March 31, 2003	4,902	36	164	5,102
Provisions for restructuring and business realignment costs	—	—	338	338
Adjustments to accruals for changes in estimates	—	7	—	7
Payments	(178)	—	(170)	(348)

Accrual balance at June 30, 2003	4,724	43	332	5,099
Adjustments to accruals for changes in estimates	—	1	—	1
Payments	(164)	(44)	(129)	(337)

Accrual balance at September 30, 2003	4,560	—	203	4,763
Less current portion	565	—	203	768

Long term portion	$3,995	$—	$—	$3,995

Estimated remaining cash expenditures	$4,560	$—	$203	$4,763

Remaining cash expenditures to complete the facility exit activities will be made over the eight-year period ending February 2011. The Company expects to make remaining cash payments to complete the workforce reduction by December 31, 2003.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

6. Discontinued Operations

On February 15, 2002, the Company executed its plan to dispose of the hosting operations of Authentic8. As a result of this decision, the results of operations of the hosting activities, an impairment of goodwill and other acquired intangible assets and a write-down of fixed assets have been included in income (loss) from discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2002. The Company determined the fair value of the reporting unit by discounting estimated future cash flows to assess whether there was impairment in the carrying value of the goodwill and other intangibles. The assets and liabilities related to the hosting operations have been classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002.

On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the loss from discontinued operations in the consolidated statement of operations for the nine months ended September 30, 2003. In the three and nine months ended September 30, 2003, results of discontinued operations were positively impacted by $158 associated with a reduction in accruals related to the disposition of the hosting operations to VeriSign.

Income (loss) from discontinued operations related to the disposal of the hosting operations of the former Authentic8 was comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenue	$—	$51	$76	$118

Income (loss) from discontinued operations consists of:
Operating income (loss)	$158	$(214)	$(70)	$(1,007)
Other charges:
Impairment of goodwill	—	—	—	(13,169)
Impairment of other acquired intangibles	—	—	—	(1,818)
Write-down of property and equipment	—	—	—	(547)

	$158	$(214)	$(70)	$(16,541)

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

7. Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(5,803)	$(2,733)	$(20,331)	$(19,723)
Income (loss) from discontinued operations	158	(214)	(70)	(16,541)

	$(5,645)	$(2,947)	$(20,401)	$(36,264)

Denominator:
Shares used in computations, basic and diluted	41,685,532	41,439,211	40,789,253	41,080,003

Basic and diluted loss per common share:
From continuing operations	$(0.14)	$(0.07)	$(0.50)	$(0.48)
From discontinued operations	—	—	—	(0.40)

	$(0.14)	$(0.07)	$(0.50)	$(0.88)

No amounts have been presented for diluted earnings per share for the periods where the effect of including the weighted average number of common shares available under share options, reserved rights and warrants after applying the treasury stock method is anti-dilutive. Weighted average common share equivalents excluded in the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 were 1,047,400; 675,996; 1,275,081; and 914,124, respectively.

8. Comprehensive Loss

The components of comprehensive loss are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(5,645)	$(2,947)	$(20,401)	$(36,264)
Other comprehensive income (loss):
Unrealized (loss) gains on short term investments	(186)	481	(61)	647
Unrealized losses on cash flow hedges	7	—	3	—
Change in cumulative translation adjustment	118	(292)	1,090	3,920

Comprehensive loss	$(5,706)	$(2,758)	$(19,369)	$(31,697)

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

9. Short-term Investments

As of September 30, 2003, available-for-sale securities were as follows:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$154,757	$677	$53	$155,381

The contractual maturities of available-for-sale debt securities as of September 30, 2003 were as follows:

	September 30, 2003
	Amortized Cost	Estimated Fair Value
Within one year	$31,055	$31,193
Between one year and three years	123,702	124,188

	$154,757	$155,381

10. Related Party Transactions

During the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, the Company had purchases of approximately $31, $1,284, $2,902 and $1,533, respectively, from SCM Microsystems, Inc. (“SCM”), a manufacturer of smart card readers. As of September 30, 2003 and December 31, 2002, amounts owing to SCM were $7 and $634, respectively. Although SCM is not a single-source supplier to the Company of specific products, the companies shared the services of Steven Humphreys. Mr. Humphreys was the Chairman and Chief Executive Officer of ActivCard as of September 30, 2003 and the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys was not compensated for revenue transactions between the two companies.

11. Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Components	$566	$911
Finished goods	2,136	2,577

	$2,702	$3,488

12. Sales Warranty Commitments

The activity in the allowance for sales warranties is summarized as follows:

Warranty Allowance
Sales warranty allowance balance at December 31, 2002	$43
Warranty costs incurred	(66)
Additions related to current period sales	182
Adjustments to accruals related to prior period sales	(16)

Sales warranty allowance balance at September 30, 2003	$143

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

13. Segment Information

The Company has one operating segment: Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region for the three and nine months ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002:

	Europe	North America	Asia Pacific	Total
Three months ended September 30, 2003
Net revenues	$3,897	$4,857	$196	$8,950
Net loss	(2,268)	(2,943)	(434)	(5,645)
Three months ended September 30, 2002
Net revenues	$3,080	$8,213	$690	$11,983
Net loss	(2,748)	50	(249)	(2,947)
Nine months ended September 30, 2003
Net revenues	$10,622	$19,415	$1,502	$31,539
Net loss	(8,183)	(10,940)	(1,278)	(20,401)
Nine months ended September 30, 2002
Net revenues	$9,615	$19,023	$1,117	$29,755
Net loss	(9,420)	(8,396)	(18,448)	(36,264)

	Europe	North America	Asia Pacific	Total
September 30, 2003
Goodwill	$1,795	$13,420	$107	$15,322
Long lived assets	7,770	5,003	267	13,040
Total assets	17,489	255,146	2,440	275,075
December 31, 2002
Goodwill	$1,795	$8,698	$107	$10,600
Long lived assets	2,921	7,883	126	10,930
Total assets	23,311	260,908	2,173	286,392

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. On February 3, 2003 we completed a registered public exchange offer acquiring approximately 94.8% of the outstanding securities of ActivCard S.A. On July 17, 2003 we completed a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. In the follow-on exchange offer, we exchanged 1,808,075 shares of ActivCard Corp. common stock for 1,157,689 ActivCard S.A. common shares and 745,603 ActivCard S.A. American depositary shares (“ADS”). Following completion of the follow-on exchange offer, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. We accounted for the common shares and ADS’s of ActivCard S.A. acquired in the follow-on exchange offer using the purchase method of accounting. The common shares and ADS’s of ActivCard S.A. not exchanged are recorded as a minority interest on the consolidated balance sheet. Unless otherwise indicated, references to “ActivCard”, “we”, “us” and “our” refer to the consolidated group of ActivCard companies.

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

We focus our development efforts on smart card related products, primarily in the form of software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities. In the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, 39%, 54%, 43% and 52%, respectively, of revenues were derived from smart card related software, primarily from ActivCard Gold, ActivPack authentication server and license fees from product development agreements for the ActivCard Identity Management System and ActivCard Java Card Applets, respectively.

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

Purchase price allocations

On June 9, 2003 we commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. The follow-on exchange offer closed on July 17, 2003 with ActivCard Corp. issuing 1,808,075 shares of its common stock to acquire approximately an additional 4.6% of the outstanding securities of ActivCard S.A. We allocated the purchase price to the assets acquired and liabilities assumed at July 17, 2003 based on their fair values. In order to determine fair values, we had to make assumptions regarding estimated future cash flows and make estimates based on other factors. An allocation was made to acquired in process research and development, which was charged to operations, as the research and development did not have alternative future uses as of July 17, 2003. The allocation of purchase price among long-lived assets, which are depreciated, in-process research and development, which is expensed at the time of acquisition and goodwill, which is not amortized but evaluated periodically for impairment, has a significant impact on both current and future operating results.

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

In the second quarter of 2003, we terminated certain non-core activities including our biometric hardware product line, a service offering whereby we would have hosted PKI digital certificate issuance, and overlapping product offerings. As a result of these actions taken, the estimates and assumptions regarding future cash flows from the assets relating to these non-core activities declined indicating impairment in value of the related assets. Accordingly, we recorded a charge to earnings of $3.7 million, which included impairment in value of software licenses included in property and equipment of $1.7 million. The other assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, and prepaid software maintenance.

In the future, any additional impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At September 30, 2003, we had $17.3 million of goodwill and other intangible assets, which accounted for 6% of our total assets.

Restructuring activities

We recorded charges of $1.3 million and $7.8 million in the nine months ended September 30, 2003 and 2002, respectively. These charges related to restructuring and business realignment plans. The plan executed in the first six months of 2003 was a reduction in workforce consisting primarily of severance, outplacement and other costs. The plan announced in the first quarter of 2002 consisted primarily of a reduction in work force and facility vacancy costs. Accounting pronouncements in effect for restructuring activities initiated after December 31, 2002 required us to record a liability and charge when the liability was incurred rather than when we formally committed to the restructuring plan as previously required. These new provisions required us to measure the liability at fair value. Accounting pronouncements for restructuring costs in effect during 2002 required us to record provisions and charges when we had a formal and committed plan. In the first quarter of 2002, we were required to make significant estimates related to the subletting of facilities in Fremont, California and Melbourne, Australia. Estimates related to sublease income are based on assumptions regarding expected vacancy periods required to locate and contract with suitable sublessees and current sublease market rates. In December 2002, we revised our estimate of expected sublease income and recorded an additional charge to earnings of $620 thousand. If the assumptions for these estimates change in the future due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities, as well as changes in estimates to amounts previously recorded.

Results of operations

The following table sets forth the selected items from our condensed consolidated statements of operations expressed as a percentage of total revenues for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Percentage of revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.7	32.1	53.8	31.5

Gross profit	66.3	67.9	46.2	68.5

Operating expenses
Research and development	51.2	39.9	42.5	49.3
Sales and marketing	56.4	39.7	47.9	50.9
General and administrative	17.9	9.8	14.7	10.5
Amortization of acquired intangible assets	1.3	4.2	1.3	5.3
Write-down of acquired intangible assets	—	—	2.4	—
Other charges	5.9	8.2	10.9	31.5

Total operating expenses	132.7	101.8	119.7	147.5

Loss from operations	(66.4)	(33.9)	(73.5)	(79.0)
Non-operating income (expense)
Interest expense	—	—	—	—
Interest income	9.7	12.0	10.3	13.6
Foreign exchange gain (loss)	0.3	(0.9)	(0.5)	(0.7)

Loss from continuing operations before income taxes and minority interest	(56.4)	(22.8)	(63.7)	(66.1)
Income tax expense	—	—	(0.3)	(0.2)
Minority interest	1.1	—	2.2	—
Equity in net loss of Aspace Solutions Limited	(9.6)	—	(2.7)	—
Income (loss) from discontinued operations	1.8	(1.8)	(0.2)	(55.6)

Net loss	(63.1)%	(24.6)%	(64.7)%	(121.9)%

Revenues

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Hardware revenues	$3,814	$4,505	-15%	$13,829	$10,995	+26%
Software and maintenance revenues	5,136	7,478	-31%	17,710	18,760	-6%

	$8,950	$11,983	-25%	$31,539	$29,755	+6%

The decrease in hardware revenues of 15% in the three months ended September 30, 2003 compared to the same period a year ago reflected decreased demand for smart card readers from U.S. government agencies. The increase in hardware revenues of 26% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is a result of increased demand for our token-based products from European financial institutions and for smart card readers from U.S. government agencies and North American corporate enterprises.

The decrease in software and maintenance revenues of 31% and 6% in the third quarter and first nine months of 2003 compared to the same periods a year ago was the result of decreased unit sales of our ActivCard Gold client software products for maturing smart card based digital identification deployments by the U.S. Department of Defense agencies.

Revenues by geographic region, expressed as a percentage of total revenues, are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	Change	2003	2002	Change
	(% of total revenue)			(% of total revenue)
North America	54%	69%	-15%	61%	64%	-3%
Europe	44%	26%	+18%	34%	32%	+2%
Asia	2%	5%	-3%	5%	4%	+1%

	100%	100%		100%	100%

Revenues by customer segment, expressed as a percentage of total revenues, are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	Change	2003	2002	Change
	(% of total revenue)			(% of total revenue)
Government	43%	61%	-18%	53%	55%	-2%
Financial	32%	18%	+14%	24%	28%	-4%
Corporate	25%	21%	+4%	23%	17%	+6%

	100%	100%		100%	100%

The decrease in revenues in North America of 15% and 3% and the Government segment of 18% and 2% in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002, were the result of decreased unit sales of our ActivCard Gold client software products and related smart card readers for maturing smart card based digital identification deployments by the U.S. Department of Defense agencies. The increase in revenues in Europe of 18% and the Financial segment of 14% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was the result of increased demand for our token-based products from European financial institutions. The increase in revenues from the Corporate segment of 4% and 6% in the three and nine months ended September 30, 2003, respectively, relative to the comparable periods in the prior year, were the result of increased sales of smart card client software and related smart card readers to enterprises for internal deployments.

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

Gross margin

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	Change	2003	2002	Change
Hardware gross margin as a percentage of hardware revenues	51%	43%	+8%	32%	44%	-12%

Software and maintenance gross margin as a percentage of software and maintenance revenues	78%	83%	-5%	57%	83%	-26%

Total gross margin	66%	68%	-2%	46%	69%	-23%

Gross margin totaled $5.9 million and $8.1 million in the three months ended September 30, 2003 and 2002, respectively and $14.6 million and $20.4 million in the nine months ended September 30, 2003 and 2002, respectively.

Total gross margin decreased 2% in the third quarter of 2003 compared to the third quarter of 2002 primarily as a result of decreased unit sales of our ActivCard Gold client software products for maturing smart card based digital identification deployments by the U.S. Department of Defense agencies.

The decrease in total gross margin of 23% in the first nine months of 2003 compared to the first nine months of 2002 is attributable to management’s decision in June 2003 to terminate certain non-core activities that resulted in charges to cost of sales for asset write-downs of $3.7 million. The actions taken included: discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby we would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2003.

Research and development expenses

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Research and development expenses	$4,580	$4,777	-4%	$13,417	$14,683	-9%

Research and development expenses decreased 4% in the third quarter of 2003 compared to the third quarter of 2002 and 9% in the first nine months of 2003 compared to the first nine months of 2002 pursuant to our restructuring and business realignment activities executed during 2002 that included the reductions in headcount and relocation of certain development activities to lower cost locations.

In connection with the purchase price allocation of the ActivCard S.A. minority interest acquired as part of the follow-on exchange offer completed in July 2003, the following amounts were assigned to research and development assets (in thousands):

Developed and core technology	$742
Acquired in process research and development	306

Acquired research and development assets	$1,048

Acquired research and development assets were valued based on discounted estimated future cash flows on a project-by-project basis over periods ranging three to seven years. The discount rates used ranged from 14% to 18% for developed and core technology and 28% for in process research and development. The research and development assets recorded in the purchase of the ActivCard S.A. minority interest were smart card related software applications and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities.

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

Sales and marketing expenses

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Selling and marketing expenses	$5,050	$4,761	+6%	$15,116	$15,131	—%

In the three months ended September 30, 2003, selling and marketing expenses increased 6% compared to the same period a year ago as a result of increased costs associated with pre-sales and support efforts for large corporate and government deployments. Selling and marketing expenses in the first nine months of 2003 were at the same level as the first nine months of 2002, as headcount reductions implemented as part of our restructuring and business realignment plan in 2002 and reduced marketing activities in 2003 offset additional investments in pre-sales and support efforts for large corporate and government deployments in 2003.

General and administrative expenses

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
General and administrative expenses	$1,598	$1,179	+36%	$4,632	$3,135	+48%

General and administrative expenses increased 36% and 48% in the three and nine months ended September 30, 2003, respectively, compared to the three and nine months ended September 30, 2002 as a result of increased professional fees. These professional fees were incurred to defend our intellectual property, pursue potential business acquisitions and implement new regulatory reporting and compliance regulations.

Amortization of acquired intangible assets

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Amortization of acquired intangible assets	$113	$498	-77%	$416	$1,589	-74%

The amortization of acquired intangible assets decreased 77% in the third quarter of 2003 compared to the third quarter of 2002 and 74% in the first nine months of 2003 compared to the first nine months of 2002 primarily as a result of impairment write-downs of $758 thousand and $5.1 million in the second quarter of 2003 and the fourth quarter of 2002, respectively, to adjust the carrying value of acquired intangible assets to their estimated fair value as the respective reporting dates. The amortization of acquired intangible assets consisted of the amortization of developed and core technology, agreements, contracts, trade names and trademarks associated with the acquisitions of Ankari, Safe Data and the ActivCard S.A. minority interest.

Write-down of acquired intangible assets

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Write-down of acquired intangible assets	$—	$—	—%	$758	$—	+100%

In June 2003, management identified indicators of impairment of the remaining acquired intangible assets. These indicators included changes to our strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, we determined that our acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, we recorded an impairment write-down of $758 thousand during the nine months ended September 30, 2003. The other intangible assets determined to be impaired consisted of developed and core technology, contracts and trade names and trademarks.

Other charges

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Other charges	$536	$978	-45%	$3,423	$9,366	-63%

Other charges for the respective comparative periods consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Amortization of deferred stock compensation	$228	$352	$757	$1,053
Acquired in process research and development	306	—	306	68
Restructuring and business realignment expenses	1	133	1,293	7,752
Re-incorporation expenses	1	493	1,067	493

Total other charges	$536	$978	$3,423	$9,366

Amortization of deferred stock compensation relates to amortization of shares issued to certain employees of an acquired company who remained as employees of ActivCard, as well as amortization of deferred stock compensation related to options and warrants granted at exercise prices that were less than the fair value of our share price on the date of grant. The amount of deferred stock compensation, $1.7 million as of September 30, 2003, will be amortized over the remaining vesting period on a straight-line basis through October 2005.

In 2002, we commenced consolidation of certain operations in order to enhance operational efficiency and reduce expenses and recorded restructuring and business realignment costs of $8.6 million, of which $7.8 million was recorded in the nine months ended September 30, 2002. Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of employee headcount of $2.6 million and facility exit costs of $6.0 million, consisting primarily of approximately nine years of minimum lease payments due under certain excess facilities lease agreements, net of estimated sublease revenue. The severance costs were for 90 employees, of which 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative activities, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions.

In March 2003, we took further measures to restructure our business and reduce our operating costs by implementing a reduction in workforce that resulted in the termination of 16 employees. Of the terminated employees, 9 were employed in sales and marketing, 6 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce were $1.3 million in the nine months ended September 30, 2003 and consisted of severance, outplacement and other termination costs.

Remaining cash expenditures of $4.6 million to complete the facility exit activities will be made over the eight-year period ending February 2011. We expect to make remaining cash payments of $203 thousand to complete the work force reduction by December 31, 2003.

In the nine months ended September 30, 2003, we incurred charges of $1.1 million related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of share cancellation expenses and professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the SEC and the Belgian Banking and Finance Commission. Total charges incurred to complete the change in domicile were $2.0 million.

Interest income and expense

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Interest expense	$—	$(1)	-100%	$—	$(10)	-100%

Interest income	$870	$1,435	-39%	$3,241	$4,055	-20%

Interest income in the third quarter and first nine months of 2003 was lower than the comparable periods of the prior year due primarily to the effects of lower interest rates in effect during those periods.

Foreign exchange gains and losses

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Foreign exchange gain (loss)	$23	$(107)	+121%	$(147)	$(186)	+21%

For all periods presented, foreign exchange gains and losses were attributable primarily to the volatility of the U.S. dollar against the local functional currencies and resulted from revaluation of the assets and liabilities denominated in currencies other than the functional currency. The average exchange rate of the Euro relative to the U.S. dollar was 1.13 and 0.98 for the three months ended September 30, 2003 and 2002, respectively, and 1.11 and 0.93 for the nine months ended September 30, 2003 and 2002, respectively.

Income tax expense

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Income tax expense	$(1)	$—	-100%	$(84)	$(69)	+22%

Income tax expense in the three and nine months ended September 30, 2003 and 2002 consisted of minimum annual income and franchise taxes in certain jurisdictions.

Minority interest

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Minority interest	$100	$—	+100%	$699	$—	+100%

In first quarter of 2003, we completed the change in domicile of the publicly listed company in the ActivCard group, formerly ActivCard S.A. from the Republic of France to the United States. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The minority interest in ActivCard S.A. is approximately 0.6% representing outstanding common shares and American Depositary Shares of ActivCard S.A. that were not exchanged as of September 30, 2003.

Equity in net loss of Aspace Solutions Limited

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Equity in net loss of Aspace Solutions Limited	$(855)	$—	-100%	$(855)	$—	-100%

On July 30, 2003, we acquired a 38% interest in ASPACE Solutions Limited (“Aspace”), a developer of secure multi-channel data management systems based in London, England. We purchased 38,140 common shares of Aspace from existing shareholders for £954 (£25 per share) or $1,552. In connection with the acquisition of common shares, we also provided Aspace with a two-year, senior convertible loan (“loan”) in the amount of £2,500 or $4,067, which bears interest at a rate of 6% per annum. If all or part of the loan is outstanding on the two-year anniversary date, we have the right to convert the existing loan balance any time thereafter, into common shares of Aspace at a price of £25 per share. Aspace currently has 100,000 shares outstanding.

Aspace has been incurring losses to date and we anticipate continuing losses from Aspace over the next twelve months. We believe that the other shareholders in Aspace cannot bear their share of losses to fund ongoing operations and anticipate that future Aspace losses will ultimately be borne by ActivCard. In this context, the authoritative accounting guidance requires that we record 100% of the net losses incurred by Aspace despite holding only 38% of the voting control. For the three and nine months ended September 30, 2003, we recorded $855 of losses incurred by Aspace from July 30, 2003 to September 30, 2003. Although we have no contractual obligation to do so, we may provide financing to Aspace in the future.

Discontinued operations

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Income (loss) from discontinued operations	$158	$(214)	+174%	$(70)	$(16,541)	+100%

On February 15, 2002, we executed a plan to dispose of the hosting operations of Authentic8. The assets and liabilities related to the hosting operations were classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002 and the charge to earnings classified as a loss from discontinued operations on the consolidated statement of operations for the three and nine months ended September 30, 2002.

On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the income (loss) from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2003. In the three and nine months ended September 30, 2003, results of discontinued operations were positively impacted by $158 thousand associated with a reduction in accruals related to the disposition of the hosting operations to VeriSign.

The income (loss) from discontinued operations related to the disposal of the hosting operations of the former Authentic8 was comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenue	$—	$51	$76	$118

Income (loss) from discontinued operations consists of:
Operating income (loss)	$158	$(214)	$(70)	$(1,007)
Other charges:
Impairment of goodwill	—	—	—	(13,169)
Impairment of other acquired intangibles	—	—	—	(1,818)
Write-down of property and equipment	—	—	—	(547)

	$158	$(214)	$(70)	$(16,541)

Liquidity and capital resources

As of September 30, 2003, we had cash and equivalents and short-term investments of $235.5 million, a decrease of $12.9 million from $248.4 million at December 31, 2002. In the first nine months of 2003, we consumed $9.1 million of cash from continuing operations primarily due to a loss from continuing operations in the period of $20.3 million reduced by collections of outstanding accounts receivable of $3.9 million, non-cash write-downs of long-lived and acquired intangible assets of $2.4 million and equity in the net loss of Aspace of $0.9 million. We consumed $9.9 million of cash from continuing operations in the first nine months of 2002 primarily from a net loss from continuing operations of $19.7 million offset by an increase in restructuring and business realignment accruals of $4.6 million.

Accounts receivable, net of allowances, decreased to $5.6 million as of September 30, 2003 from $9.2 million as of December 31, 2002. Days sales outstanding, which is a measure of the average collection period of trade accounts receivable, decreased to 56 days at September 30, 2003 from 69 days as of December 31, 2002. The decline in days sales outstanding was the result of improved linearity of monthly shipments in the third quarter of 2003 compared to the fourth quarter of 2002 resulting in proportionately lower shipments in the last month of the quarter. The credit terms extended to our customers are less than 60 days, which has not changed during the periods presented.

Investing activities during the nine months ended September 30, 2003 consisted primarily of investments in short-term securities and Aspace and capital expenditures. Purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $66.6 million in the first nine months of 2003 primarily due to investments excess cash and equivalents in U.S. government and government agency securities. In July 2003, we agreed to make an investment in and loans to Aspace totaling $6.0 million. Aspace has been incurring losses to date and we anticipate continuing losses from Aspace over the next twelve months. We believe that the other shareholders in Aspace cannot bear their share of losses to fund ongoing operations and anticipate that future Aspace losses will ultimately be borne by ActivCard. Although we have no contractual obligation to do so, we may provide financing to Aspace in the future.

In the first nine months of 2002, we also acquired certain assets and assumed certain liabilities of two privately held companies based in South Africa totaling $1.2 million including acquisition costs and recovered $1.8 million from closing balance sheet adjustments from the purchase of Safe Data and Authentic8. Capital expenditures of $1.0 million and $1.2 million in the nine months ended September 30, 2003 and 2002, respectively, consisted of leasehold improvements, furniture and fixtures and computers.

Financing activities of $3.5 million and $5.1 million for the nine months ended September 30, 2003 and 2002, respectively, consisted primarily of proceeds from the issuance of common shares resulting from the exercise of stock options.

At September 30, 2003, we had $4.0 million of long term restructuring accruals compared to $4.4 million at December 31, 2002. Long-term restructuring accruals represent remaining cash expenditures to complete the facility exit activities and will be paid over the eight-year period ending February 2011. At September 30, 2003 and December 31, 2002, we had $991 thousand and $525 thousand, respectively, of other long-term liabilities consisting primarily of deferred rent.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 applies to all financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

Risk Factors

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability on an operating basis and we may continue to incur operating losses in the foreseeable future. In the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, we incurred losses from continuing operations of $5.8 million, $2.7 million, $20.3 million and $19.7 million, respectively. As of September 30, 2003, our accumulated deficit was $130.0 million, which represents our net losses since we began our operations. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

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

Our operating results are difficult to forecast and may continue to fluctuate significantly from period to period. As a result, period-to-period comparisons of our operating results are not necessarily meaningful. Factors that influence our operating results include:

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

Historically, we have experienced a concentration of revenues through certain of our channel partners to customers. In the three and nine months ended September 30, 2003 and 2002, there was a high concentration of revenues through a number of system integrators to the U.S. Department of Defense. Many of our contracts with our significant channel partners are short-term. If any of these channel partners did not renew their contract upon expiration, or if there was a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

In the three months ended September 30, 2003, two customers combined accounted for 44% of revenues and in the nine months ended September 30, 2003, three customers combined accounted for 56% of revenues. In the three months ended September 30, 2002, three customers combined accounted for 59% of revenues and in the nine months ended September 30, 2002, one customer accounted for 24% of revenues. Our customers consist primarily of system integrators, resellers, distributors and OEMs. We ship product to the U.S. Department of Defense exclusively through system integrators. In the nine months ended September 30, 2003 and the year ended December 31, 2002, we shipped product to many departments within the U.S. Department of Defense through system integrators such as Northrop Grumman. Our subcontract agreement with Northrop Grumman expires in August 2004. We cannot be certain the subcontract agreement with Northrop Grumman will be renewed or extended.

In the aggregate, the U.S. Department of Defense, as an end-user, accounted for approximately 45% of our consolidated revenues in the nine months ended September 30, 2003 and 47% of our consolidated revenues in the nine months ended September 30, 2002. There were two end-users, representing departments within the U.S. Department of Defense, that each accounted for 10% of consolidated revenues during the nine months ended September 30, 2003 and 2002. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

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

A typical sales cycle is often nine to twelve months in the case of an enterprise customer, and more than twelve months in the case of a network service provider customer or government entity.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales are a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers from those countries to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. In the nine months ended September 30, 2003 and 2002, markets outside of North America accounted for 39% and 36% of consolidated revenues, respectively.

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

If the members of our management team are unable to work together effectively, our ability to manage and expand our business will suffer.

The members of our management team have not previously worked together, and we cannot be sure that they will be able to work together effectively as we expand our operations. Our management team has changed significantly over the past several months. George Garrick and Glenn Cross joined us in October 2003 as our Chief Executive Officer and Senior Vice President of Global Sales and Customer Services, respectively. Frank Bishop has agreed to join us in December 2003 as our Senior Vice President of Product Strategy, Management and Marketing. We intend to hire other executive officers as needed in the near future. If these employees cannot work together effectively, our ability to manage and expand our business will suffer.

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

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into products of others, to jointly engage in research and development efforts and to jointly engage in marketing efforts and reseller arrangements. None of these relationships is exclusive, and some of our strategic partners also have cooperative relationships with certain of our competitors.

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

We have recorded significant write-downs in recent periods for impairment of assets and may have similar write-downs in future periods.

We recorded an impairment write-down of $758 thousand in the second quarter of 2003 and $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value. The impaired assets consisted of developed and core technology, agreements, contracts, and trade names and trademarks. Additionally, we terminated certain non-core activities in the second quarter of 2003, including our biometric hardware product line, hosting of PKI digital certificate issuance and overlapping product offerings. As a result of these decisions, we recorded a charge to earnings of $3.7 million in that quarter, which included impairment in value of software licenses included in property and equipment of $1.7 million.

We may terminate additional non-core activities in future periods or determine that our investment in Aspace Solutions Limited, other intangible assets or goodwill have been impaired. Any additional impairment charges that result could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At September 30, 2003, we had $17.3 million of goodwill and other intangible assets, which accounted for 6% of our total assets.

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

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products internationally. We attempt to manage the sensitivity of our international sales by denominating as many transactions as possible in U.S. dollars.

In the three and nine months ended September 30, 2003 and 2002, approximately 75% of our revenues were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our cost of revenues and operating expenses are denominated in other currencies.

In the three months ended September 30, 2003 the net foreign exchange gain was $23 thousand and in the nine months ended September 30, 2003 the net foreign exchange loss was $147 thousand. The volatility of the U.S. dollar against the local functional currencies in the first nine months of 2003 was the primary cause of these net foreign exchange gains and losses that resulted from revaluation of the assets and liabilities denominated in currencies other than the functional currency. In the three and nine months ended September 30, 2002, the net foreign exchange loss was $107 thousand and $186 thousand, respectively.

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

On September 30, 2003, we held $80.1 million of cash and equivalents and $155.4 million in short-term investments. Our cash and equivalents consist primarily of money-market funds and our short-term investments are primarily comprised of government and government agency securities. We currently have the ability and intention to hold our fixed investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4. Controls and Procedures

Evaluation and disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

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

In May 2003, we filed a lawsuit in the United States District Court, District of Delaware, against certain former shareholders of Authentic8 International, Inc. alleging fraud and the breach of certain representations and warranties set forth in the agreement pursuant to which we acquired Authentic8. In September 2003, we filed an amended compliant asserting violation of the Securities Exchange Act of 1934, fraudulent concealment and misrepresentation. This action is in its early stages and, as of the date of this report, the defendants have not yet filed a responsive pleading to our amended compliant.

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

(b) Reports on Form 8-K.

On July 30, 2003, the registrant furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release announcing the registrant’s results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 13th day of November 2003.

ACTIVCARD CORP.

By:	/s/ Blair W. Geddes
Blair W. Geddes Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)