Form 10-K
period 2003-12-31
ACTIVCARD CORP
filed 2004-03-15
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $379,113,234 as of June 30, 2003 based on the closing price of the registrants Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 10% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on February 27, 2004 was 42,114,646.

Documents Incorporated by Reference:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 26, 2004.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding future operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.

PART I

ITEM 1.    BUSINESS

Business overview

We develop, market and support strong authentication and trusted digital identity systems and products that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. Our systems and products include software and hardware products that facilitate the authentication of a user to a network, a system or an application through a number of different personal security devices, such as a smart card, token, biometric device, mobile phone or personal digital assistant. Our customers have a broad range of applications and systems with specific security and digital identity requirements. Our systems support a broad range of authentication methods including passwords, public key infrastructure, remote network-access login, biometrics, multi-function smart cards and multi-function smart cards with picture identification that can also be used for physical access control. For example, combining certain of our Company’s products, such as ActivCard tokens and ActivPack authentication server software provides a customer with a single function security system for remote network access login.

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

We sell our products directly to end user customers and indirectly through distribution partners, such as system integrators, original equipment manufacturers (OEMs), value-added resellers (VARs), and distributors. We have strategic relationships with Northrop Grumman, IBM, Sun Microsystems, Schlumberger, EDS, Novell and VeriSign.

We market our digital identity systems to government entities, financial institutions and other enterprises including telecommunications, healthcare, networking technology and manufacturing companies.

Our headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555. The telephone number is (510) 574-0100. Additional information about ActivCard is available on our website at www.activcard.com. We will make available on our website free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with and furnish them to the Securities and Exchange Commission, or the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. We were incorporated in Delaware in August 2002 in connection with our change in domicile from France to Delaware. The financial statements set forth in this Annual Report on Form 10-K for periods preceding the change in domicile present the financial position and results of operations and cash flows for ActivCard S.A. Unless otherwise indicated, references to “ActivCard”, “we”, “us” and “our” refer to the consolidated group of ActivCard companies.

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

Leverage our existing customer base.    We intend to leverage our existing customer base, which has deployed our smart card client software and token-based authentication solutions to more than 6.7 million users worldwide. We also intend to market our product offerings to new customers by referencing our existing customer base.

Key benefits

Consolidating personal credentials and applications

Our technology uniquely enables migration and consolidation of multiple credentials and applications onto a single device. This has the principal benefits of:

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

ActivReader Solo, a secure smart card reader that, when combined with a smart card, generates one-time passwords for strong two factor authentication to networks and confidential information for applications such as transaction verification. ActivReader Solo has been certified compliant with the standard secure electronic transmission protocol used by Europay, MasterCard and Visa International.

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

Services

We also offer customers a variety of services, which range from advanced customer support to supporting system integrators addressing large-scale deployments of our products. We retain a number of industry experts in the field of smart cards, biometrics, authentication, and network security. ActivCard has established a number of programs to help customers successfully plan and manage the deployment of digital identities. In addition, ActivCard offers customization services to adapt our software products for specific customer requirements and to re-brand devices and readers. We also offer support and maintenance services for our software products that typically include telephone support, on-site support, installation and software updates, bug fixes and upgrades depending on the support and maintenance package purchased.

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

We have sales offices in France, Germany, Sweden, United Kingdom, Australia, Canada, South Africa and the United States.

Our system integrators, resellers and distribution partners typically incorporate products from a variety of suppliers to address end user requirements. We currently have over 100 selling partners in over 40 countries worldwide. These partners include IBM, MAXIMUS, Northrop Grumman, EDS and Unisys (worldwide), VeriSign (United States and Australia), Alternative Technology (United States), Allasso, Unipalm, and Risc (France, Italy, Spain, Netherlands, United Kingdom, Germany), Integralis (Germany, UK, France), Unit4 (Netherlands), Omnetica (United Kingdom, France), Telecom Systems and Econis (Switzerland), PT Inputronik (Indonesia), NCL Communications (Japan), Protect Data (Sweden, Norway, Denmark, Finland), Activ (Czech Republic), Logos (Croatia), Crea (Slovenia), SmartCard Ltd (Hungary), ATM (Poland), Probil (Turkey), and Nanoteq (South Africa).

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

We provide technical support from offices located in Fremont, California; Centreville, Virginia; Suresnes, France; Ottawa, Canada; and Melbourne, Australia. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level support to their customers. We offer formalized training programs and have established “ActivCard Authorized” reseller programs in the marketplace.

In addition, we provide telephone and online support services to answer inquiries related to implementation, integration and operation of our products and technologies. We offer a technical service web site with controlled access through the Internet and a maintenance program for the software products covering updates and minor software releases. Our standard practice is to provide a warranty on all our products for one year after shipment for hardware products and three months after shipment for software products.

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

Our strategic partners include the following:

Northrop Grumman distributes our digital identity and authentication software and hardware products to government agencies through their SEWP (Scientific and Engineering Workstation Procurement) government procurement contract. Our subcontract agreement with Northrop Grumman expires in August 2004.

EDS integrates and supports our digital identity solutions for government ID projects. EDS has sold our products into some of the larger departments within the U.S. Department of Defense and we have an agreement with EDS to resell our professional services to one U.S. Department of Defense agency that expires in February 2007.

IBM promotes and resells our strong authentication and digital identity products through their customer base. We have had a non-development solutions agreement with IBM since June 2003.

Schlumberger, one of the world’s largest smart card manufacturers, has partnered with us to deliver products to the market based on our digital identity technology. We have an original equipment manufacturer distribution agreement with Schlumberger, which provides that Schlumberger may resell a number of our products, including ActivCard Gold client software and integrate our digital identity software into its products. This agreement has been in effect since June 1999 and renews automatically every year unless terminated upon 30 days notice. We have provided related services on a subcontracted basis. We also procure smart cards and smart card chip modules from Schlumberger for integration into our software products for sale to end-user customers, both directly as well as through our distribution channel.

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

Marketing

We have organized our marketing efforts into two functional groups to support our business strategies as follows:

Product marketing.    The product marketing organization is responsible for defining market opportunities, developing a product roadmap and establishing a business plan to position ActivCard as a provider of digital identity systems. Our product marketing effort supports our strategy by defining products that meet market needs and are deliverable through selected channels. We focus our product marketing efforts on meeting market requirements and the timely delivery of products to market. Specifically, our solutions marketing efforts focus on, in particular, government entities, financial institutions and other enterprises to deliver solutions directly to and indirectly through system integrators, resellers and service provider partners. Close coordination with the product strategies of our strategic partners enhances the market viability and acceptance of their products and solutions.

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

Our research and development expenses were $18.7 million in 2001, $20.2 million in 2002 and $18.6 million in 2003.

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

We currently have 70 issued worldwide patents, 38 of which have been issued in the United States. We also have 149 pending patent applications worldwide, of which 74 have been filed in the U.S., relating to our recently introduced and planned products focused on multi-function applications, development of secure network connections between the server and personal computing devices and pre- and post-issuance management of these applications on multiple personal computing devices, secure key management and biometric technology.

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

We also have been granted patents or have pending patent applications on these inventions in Europe, Canada, Taiwan, Singapore, Hong Kong and Japan.

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

Software.    Our software products, such as ActivCard Gold and ActivPack for Windows NT, are produced and packaged in Fremont, California and Suresnes, France. High capacity CD-ROM replication, full-service kit assembly, warehousing, and direct-to-user product fulfillment is outsourced in California.

Hardware.    ActivCard hardware, including tokens, smart card readers, and the ActivReader Solo trusted terminal/smart card reader are assembled by our Hong Kong-based manufacturers at facilities that are either ISO9000 and ISO9002 or are in the process of becoming certified. ISO9000 refers to the international guidelines on quality management and system elements established by ISO (International Organization for Standardization), an international body of normalization organizations. ISO9002 is a quality assurance model used by companies that design, produce, install, inspect and test service items. Our hardware products are shipped directly to distribution partners, customers or to corporate warehouses in Hong Kong; Singapore; Fremont, California and Suresnes, France for subsequent distribution.

Suppliers.    Our products are designed and built with high quality standard parts and components. We generally maintain a three-month supply of critical components, including microcontrollers, LCDs and transistors. The relationships with our suppliers of critical components have existed for over three years and we have not suffered any material breaks in supply during that period. We currently purchase smart cards and smart card readers from third-party original equipment manufacturers.

Quality Control.    We maintain strict internal and external quality control processes, which are performed during product design, production and acceptance. We contract with a third-party to ensure that our quality control specifications are adequately met at various levels from inventory audits to final product inspections. During 2001, we fully implemented a computer-assisted production and inventory management system to increase quality as production volumes advance.

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

Our principal competitors include, among others, RSA Security, Inc., a token and network security manufacturer and cryptographic technology supplier; SSP—Litronic Division, a supplier of data security products and services; Datakey, Inc., makers of proprietary smart cards and token solutions; Gemplus S.C.A., a smart card manufacturer; and Vasco Data Security, Inc., a token manufacturer and supplier. In addition, we expect additional competition from other emerging and established companies.

We intend to leverage our financial strength by investing in the development of a broader product offering for our customers. We will focus on providing our customers with a comprehensive card issuance, management and smart card middleware software suite with advanced functionality and features in all of our products.

Employees

On December 31, 2003, we had 324 employees, of whom 156 were engaged in research, development, quality assurance and third-line support, 109 were engaged in marketing, sales and customer support, 13 were engaged in operations, 32 were engaged in general administration and 14 were engaged in corporate and IT functions. As of December 31, 2003, 147 employees, including our executive officers, were located in North America, 138 were based in Europe and 39 were based in the Asia/Pacific region. We consider our relationships with our employees to be satisfactory and we are not a party to any collective bargaining agreement.

In February 2004 our Chief Executive Officer, George Garrick, resigned from the Company. As a result, the Board of Directors formed a special committee of the Board to assist our executive management team on both strategic and operational matters until a replacement Chief Executive Officer is appointed. We have engaged an executive recruiting firm to recruit a new Chief Executive Officer and a search is currently underway.

The future success of our operations depends in large part on our ability to recruit and retain senior management, engineers, marketing, sales and service professionals and other key personnel. Qualified employees are in great demand across each of these disciplines, and there can be no assurance that we will be successful in retaining or recruiting key personnel. Additionally, our restructuring activities in 2002 and 2003, which consisted primarily of reductions in workforce, may make it more difficult to attract and retain talented employees. We are currently developing a plan to restructure operations. The plan being developed is primarily directed to enhancing and improving sales and marketing activities and rationalizing research and development projects and general and administrative functions. This plan, once completed and executed, will result in additional reductions in workforce and consolidation of geographic locations in 2004.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.

ITEM 2.    PROPERTIES

Our principal administrative, research and development, sales, marketing and support facilities consisted of 40,000 square feet of leased office space in Fremont, California; 12,000 square feet of leased office space in Suresnes, France; 15,000 square feet of leased office space in Ottawa, Canada; 5,000 square feet of leased office space in Centreville, Virginia; 2,200 square feet of leased office space in Montpellier, France; and 2,300 square feet leased space in Melbourne, Australia. We occupy these premises under leases and sub-leases expiring in February 2011, June 2006, June 2008, June 2010, January 2006 and November 2004, respectively. In February 2002 and June 2002, we vacated approximately 12,281 square feet and 11,700 square feet of leased facilities in Fremont, California, and Suresnes, France, respectively. We are currently seeking to sublet the vacated space in Fremont, California and have successfully sublet the vacated office space in Suresnes, France.

We believe that our facilities are adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

The Company has no material litigation currently ongoing. In the ordinary course of business, ActivCard Corp. and our subsidiaries are, from time to time, named as defendant in various legal proceedings. We maintain comprehensive liability insurance and believe that our coverage is sufficient to ensure that we are adequately protected from any material financial loss as a result of any legal claims made against us. Litigation carries a number of significant risks, is often unpredictable and can be very expensive, even if resolved in our favor. Litigation may also divert the attention of management and deplete other resources.

In December 2003 and March 2004, we notified Aspace Solutions Limited (“Aspace”) that Aspace may be in violation of one or more covenants in our senior convertible loan agreement dated July 23, 2003. We are working with Aspace to resolve the matter.

In December 2003, we settled our patent infringement dispute with Vasco Data Systems in the United States District Court, District of Delaware. In February 2004, we also settled the suit we had brought against certain former stockholders of Authentic8 International, Inc. relating to our acquisition of that company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

ActivCard Corp.’s common stock began trading on the Nasdaq National Market under the symbol “ACTI” on February 4, 2003 upon completion of the registered public exchange offer to acquire the outstanding securities of ActivCard S.A. Prior to completion of the exchange offer, ActivCard S.A. common shares were quoted on Nasdaq Europe and ActivCard S.A. American depositary shares (“ADS”) were quoted on the Nasdaq National Market, both under the symbol “ACTI”. In connection with Nasdaq’s decision to close Nasdaq Europe, we voluntarily de-listed from Nasdaq Europe on September 11, 2003.

The table below sets forth for the periods indicated the high and low closing sale prices of the common shares of ActivCard Corp. on the Nasdaq National Market and the ADSs of ActivCard S.A. on the Nasdaq National Market.

	Nasdaq National Market
	High	Low
ActivCard S.A.
Fiscal year ended December 31, 2002
First Quarter	$9.52	$6.46
Second Quarter	7.99	5.75
Third Quarter	6.75	6.00
Fourth Quarter	9.20	6.60
ActivCard Corp.
Fiscal year ended December 31, 2003
First Quarter	$9.86	$7.05
Second Quarter	11.60	9.20
Third Quarter	9.94	7.80
Fourth Quarter	9.69	7.75

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings to finance future growth and therefore do not anticipate paying any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the last five years has been derived from our audited consolidated financial statements. The following selected consolidated financial data reflects certain hosting operations of the former Authentic8 as discontinued operations. See Note 7 to the Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	Fiscal Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$10,262	$18,081	$31,176	$41,840	$38,262
Cost of revenue	5,337	6,991	9,587	13,485	20,604

Gross margin	4,925	11,090	21,589	28,355	17,658

Operating expenses
Research and development	5,233	8,097	18,715	20,165	18,600
Sales and marketing	9,829	15,657	23,847	20,432	20,763
General and administrative	2,565	3,344	4,411	4,270	6,091
Amortization of goodwill and acquired intangible assets	—	—	774	2,073	540
Write-down of other intangible assets	—	—	—	5,090	758
Other charges	3,038	—	6,779	9,655	2,870

Total operating expenses	20,665	27,098	54,526	61,685	49,622

Loss from operations	(15,740)	(16,008)	(32,937)	(33,330)	(31,964)
Interest expense	(743)	(16)	(81)	(11)	(1)
Interest income	294	15,669	13,269	5,209	4,264
Foreign exchange gain (loss)	262	14,429	3,491	(458)	(120)

(Loss) income from continuing operations before income taxes, minority interest and equity in net loss of Aspace Solutions Limited	(15,927)	14,074	(16,258)	(28,590)	(27,821)
Income tax benefit (expense)	15	(1)	(22)	(69)	(238)
Minority interest	—	—	—	—	744
Equity in net loss of Aspace Solutions Limited	—	—	—	—	(2,394)

(Loss) income from continuing operations	(15,912)	14,073	(16,280)	(28,659)	(29,709)
Loss from discontinued operations	—	—	(429)	(16,834)	(70)

Net (loss) income	$(15,912)	$14,073	$(16,709)	$(45,493)	$(29,779)

(Loss) earnings per common share:
Basic from continuing operations	$(0.55)	$0.37	$(0.41)	$(0.69)	$(0.72)
Basic from discontinued operations	—	—	(0.01)	(0.41)	—

	$(0.55)	$0.37	$(0.42)	$(1.10)	$(0.72)

Diluted from continuing operations	$(0.55)	$0.34	$(0.41)	$(0.69)	$(0.72)
Diluted from discontinued operations	—	—	(0.01)	(0.41)	—

	$(0.55)	$0.34	$(0.42)	$(1.10)	$(0.72)

Weighted average number of common shares outstanding:
Basic	29,114,715	37,897,417	40,062,018	41,212,326	41,120,305
Diluted	29,114,715	42,215,045	40,062,018	41,212,326	41,120,305
Other charges were comprised of:
Acquired in process research and development	$—	$—	$2,701	$68	$306
Acquisition termination charges	—	—	3,149	—	—
Restructuring and business realignment expenses	—	—	—	8,586	1,497
Re-incorporation costs	—	—	—	1,001	1,067
Severance paid to former CEO	—	—	728	—	—
Settlement of litigation	3,038	—	201	—	—

	$3,038	$—	$6,779	$9,655	$2,870

	At December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$8,790	$309,850	$248,444	$248,382	$228,734
Total current assets	14,398	323,424	283,885	264,862	238,296
Total assets	16,434	326,335	311,448	286,392	267,101
Total current liabilities	5,953	11,464	13,328	15,629	15,094
Total long-term liabilities	258	108	560	4,954	4,915
Convertible bonds	9,259	—	—	—	—
Minority interest	—	—	—	—	1,513
Common shares	36,339	43,503	43,951	45,117	42
Additional paid-in capital	34,483	341,853	349,963	354,400	397,962
Shareholders’ equity	992	314,763	297,560	265,809	245,579

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our objective is to be a leading provider of secure digital identity and authentication systems and products for secure remote access, single sign-on and digital identity card solutions. Our scalable systems and strong authentication solutions are trusted by organizations—from enterprise to governments around the world. We develop, market and support digital identity systems that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. We market our solutions to government, financial institutions, network service providers and enterprise customers directly through our own sales organization and indirectly through system integrators, resellers and original equipment manufacturers.

We have focused our development efforts on smart card related products, primarily in the form of software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities. In 2002 and 2003, 54% and 41% of revenues were derived from our core smart card related software products, primarily from ActivCard Gold, ActivPack authentication server and license fees from product development agreements for the ActivCard Identity Management System and ActivCard Java Card Applets, respectively.

Hardware, software and maintenance and support revenues, expressed as a percentage of total revenues, were as follows:

	Year ended December 31,
	2001	2002	2003
Hardware revenues	51%	35%	44%
Software revenues	45%	56%	40%
Maintenance and support revenues	4%	9%	16%

	100%	100%	100%

Hardware revenues are comprised of tokens, readers and smart cards.

Revenues by geographic region, expressed as a percentage of total revenues, were as follows:

	Year ended December 31,
	2001	2002	2003
North America	51%	65%	57%
Europe	44%	31%	38%
Asia	5%	4%	5%

	100%	100%	100%

Revenues by customer segment, expressed as a percentage of total revenues, were as follows:

	Year ended December 31,
	2001	2002	2003
Government	26%	56%	48%
Financial	51%	26%	27%
Corporate	23%	18%	25%

	100%	100%	100%

The following table represents customers that exceeded 10% of our revenues for the periods reported:

	Year Ended December 31,
	2001	2002	2003
Northrop Grumman	—%	26%	25%
Protect Data	15	—	14
Worldwide Technologies	15	—	10
VeriSign	11	—	—

	41%	26%	49%

North America accounts for the majority of our revenues, primarily from deployments of our smart card-based software products, such as ActivCard Gold and the ActivCard Identity Management System at the U.S. Department of Defense. Revenues in Europe are mainly derived from marketing our ActivCard Token products to European banks for secure network access and online banking applications.

We anticipate that the majority of our future revenue growth will be from marketing secure digital identity and authentication systems and products, comprising the ActivCard Identity Management System, ActivPack authentication server, ActivCard Gold client software and ActivCard Java Card Applets on a smart card for purposes of providing network service providers and database administrators with identity issuance, usage, provisioning, life-cycle management and post-issuance management capabilities. As such, future development efforts will focus on software for the management of the smart card and mobile-related personal security devices. Further, end users of our products may migrate directly to supply sources to procure the related hardware elements, such as the smart cards themselves and smart card readers for large deployments, instead of procuring these through our company.

Our revenues have historically been invoiced in U.S. dollars, although we do offer Euro-based pricing on our worldwide price list. Operating expenses for ActivCard companies outside the United States are paid in the local currency. Historically, we have hedged our non-functional currency denominated assets and liabilities to mitigate the effects of exchange rate fluctuations on earnings.

If as anticipated, our revenues reflect an increasing proportion of software licenses in the future, we may experience another form of seasonality typical of other software companies. Software customers have a tendency to delay purchases until the fourth quarter as driven by an annual budgetary process typical in private industry. This typically causes first quarter revenues to be lower than the previous fourth quarter revenues. Although we have not experienced such seasonality in the past, we may in the future.

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

Throughout 2003, we continued to restructure our business to reduce operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. As a result, we recorded restructuring and business realignment costs of $1.5 million, which consisted of severance and other termination costs. We expect to continue to restructure our operations in fiscal 2004 and that these restructuring efforts may result in additional restructuring and business realignment costs, which could be significant, in future periods.

In June 2003, we terminated certain non-core activities that resulted in charges to earnings for asset write-downs of $4.2 million. The actions taken included: discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby we would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code.

In July 2003, we acquired a 38% interest in ASPACE Solutions Limited (“Aspace”), a developer of secure multi-channel data management systems based in London, England for £1.0 million or $1.6 million and we also provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million. In December 2003, we provided Aspace with an additional two-year loan facility in the amount of £1.0 million or $1.7 million. In connection with the additional loan, we received shares and warrants convertible into newly issued shares of Aspace. We exercised our warrant conversion rights in December 2003 increasing our ownership to 49% of the outstanding common shares of Aspace.

Aspace has incurred losses to date and we anticipate continuing losses from Aspace over the next twelve months. We believe that the other shareholders in Aspace cannot bear their share of losses to fund ongoing operations and anticipates that future Aspace losses will ultimately be borne by us. In this context, the authoritative accounting guidance requires that we record 100% of the net losses incurred by Aspace despite holding less than a controlling interest. For the year ended December 31, 2003, we recorded $2.4 million of losses incurred by Aspace from July 30, 2003 to December 31, 2003.

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

Revenues are derived primarily from the sale of software licenses, hardware and service agreements. We apply the provisions of Statement of Position 97-2 and related guidance. Revenues from software license agreements are generally recognized upon shipment, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant obligations remain and collection of the corresponding receivable is probable. In software arrangements that include hardware products, rights to multiple software products, maintenance and/or other services, we allocate the total arrangement fee among each deliverable, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. We determine vendor specific evidence of fair value of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, vendor specific evidence of fair value of an element is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein vendor specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence of fair value exists or all elements have been delivered.

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

In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We generally recognize revenue from product sales upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. Our policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling our products and the end user is known or has been qualified by us. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

In September 2001, we licensed our authentication server software to VeriSign at or about the same time that we purchased software and services from VeriSign. This transaction was recorded at terms we consider to be fair value. Although cash was exchanged in this transaction, we considered this as a nonmonetary transaction. For this transaction, we complied with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, and Emerging Issues Task Force (“EITF”) issue No. 01-02, “Interpretation of APB opinion No. 29”, to determine whether the transaction was a monetary or nonmonetary transaction. We recorded product revenues of $3.2 million in 2001 and billed $480 thousand in advance for maintenance and support for the twelve-month period commencing October 1, 2001. Software purchased from VeriSign in the amount of $3.0 million was capitalized as property and equipment. In addition, we capitalized $908 thousand as prepaid expenses, which included maintenance and support, PKI digital certificates, license fees and prepaid training.

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

Purchase price allocations

In 2001, we completed the acquisition of three companies, all of which were accounted for using the purchase method of accounting. In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. In June 2003, we commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. The follow-on exchange offer closed in July 2003 with ActivCard Corp. issuing 1,808,075 shares of its common stock to acquire approximately an additional 4.6% of the outstanding securities of ActivCard S.A. We allocated the purchase prices to the assets acquired and liabilities assumed at the date of purchase based on their fair values. In order to determine fair values, we had to make assumptions regarding estimated future cash flows and make estimates based on other factors. In certain cases, an allocation was made to acquired in process research and development which was charged to operations, as the research and development did not have alternative future uses as of the date of the acquisition. The allocation of purchase price among long-lived assets, which are depreciated, in-process research and development, which is expensed at the time of acquisition and goodwill, which is not amortized but evaluated periodically for impairment, has a significant impact on both current and future operating results.

Valuation of goodwill, long-lived and acquired intangible assets

We review the valuation of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. The annual impairment test date is December 1. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

We review the valuation of long-lived assets, including property and equipment, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. This evaluation includes an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value for identifiable long-lived assets is generally determined based on discounted cash flows.

On February 15, 2002, as a result of changes in strategic plans, we executed a plan to dispose of the hosting operations of Authentic8 International. As a result of the changed circumstances, the estimates and assumptions for future cash flows from the hosting operation declined indicating that an impairment in the value of the related assets existed. Accordingly, we recorded a charge to earnings in the amount of $15.6 million in 2002, which included an impairment of the carrying value of goodwill and other intangibles of $15.0 million. The hosting operations were disposed in February 2003.

In December 2002 and 2003, we performed impairment tests on the carrying value of goodwill and determined that no impairment existed.

In December 2002, in connection with our annual budgetary planning process and business review, we assessed the estimated future cash flows from our other acquired intangible assets and concluded that the carrying value of certain of these assets exceeded their fair value. In June 2003, due to changes in our strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts, we identified indicators of additional impairment of our other acquired intangible assets. As a result, we recorded impairment charges of $5.1 million and $758 thousand in the years ended December 31, 2002 and 2003, respectively.

In June 2003, we terminated certain non-core activities that resulted in charges to earnings for asset write-downs of $4.2 million. The actions taken included: discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby we would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses.

At December 31, 2003, we had $17.1 million of goodwill and other intangible assets, which accounted for 6% of our total assets. In the future, if any additional impairment is determined to exist, the resulting charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations.

Restructuring activities

We recorded charges of $8.6 million and $1.5 million in 2002 and 2003, respectively, related to restructuring plans, which consisted primarily of reductions-in-work force and facility vacancy costs. We exepect to incurr additional restructuring costs in 2004 as we continue to implement our restructuring initiatives. Accounting pronouncements in effect for restructuring activities initiated after December 31, 2002 required us to record a liability and charge when the liability was incurred rather than when we formally committed to the restructuring plan as previously required. These new provisions required us to measure the liability at fair value.

In 2002, we were required to make significant estimates related to the subletting of facilities in Fremont, California and Melbourne, Australia. Estimates related to sublease income are based on assumptions regarding expected vacancy periods required to locate and contract with suitable sublessees and current sublease market rates. In December 2002 and 2003, we revised our estimate of expected sublease income and recorded additional charges to earnings of $620 thousand and $111 thousand, respectively. If the assumptions for these estimates change in the future due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities, as well as changes in estimates to amounts previously recorded.

Income taxes

We have a history of operating losses. These losses generated a net operating loss carry-forward in excess of $100 million as of December 31, 2003. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with our net operating loss carry-forward if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the net operating loss carry-forward in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and minimum taxes). It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the relevant current local tax rates rather than the low rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the net operating loss carry-forward is utilized.

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

Foreign currency

The consolidated financial statements are prepared in accordance with U.S. GAAP with the U.S. dollar as the reporting currency. We have established operations in geographic locations throughout the world including Canada, France, South Africa, India, and Australia in addition to our operations in the United States. For the year ended December 31, 2003, more than one-half of our expenses were denominated in currencies other than the U.S. dollar. As such, our results are affected by year-over-year exchange rate fluctuations in foreign currencies relative to the U.S. dollar, but primarily by fluctuations in exchange rates between the U.S. dollar and the Euro. In September 2001, we implemented a foreign exchange hedging program to mitigate gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. Historically, we have entered into various short-term foreign currency forward contracts to offset these foreign exchange transaction gains and losses. In January 2004, we decided to re-evaluate the ongoing costs of our hedging programs and have not entered into any new foreign currency forward contracts.

Results of operations

The following table sets forth the selected items from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented:

	Year ended December 31,
	2001	2002	2003
Percentage of revenue
Revenue	100.0%	100.0%	100.0%
Cost of revenue	30.8	32.2	53.8

Gross profit	69.2	67.8	46.2

Operating expenses
Research and development	60.0	48.2	48.6
Sales and marketing	76.5	48.8	54.3
General and administrative	14.1	10.2	15.9
Other operating expenses	24.2	40.3	10.9

Total operating expenses	174.8	147.5	129.7

Loss from operations	(105.6)	(79.7)	(83.5)
Non-operating income	53.5	11.3	10.8
Income tax expense	—	(0.1)	(0.5)
Minority interest	—	—	1.9
Equity in net loss of Aspace Solutions Limited	—	—	(6.3)

Loss from continuing operations	(52.1)	(68.5)	(77.6)
Loss from discontinued operations	(1.4)	(40.2)	(0.2)

Net loss income	(53.5)%	(108.7)%	(77.8)%

Revenues

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Hardware revenues	$16,022	$14,844	$17,045	-7%	+15%
Software revenues	13,850	23,215	15,218	+68%	-34%
Maintenance and support revenues	1,304	3,781	5,999	+190%	+59%

	$31,176	$41,840	$38,262	+34%	-9%

The increase in hardware revenues of 15% in 2003 compared to 2002 was the result of increased demand for our token-based products from European financial institutions and for smart card readers from U.S. government agencies and North American corporate enterprises. The decline in hardware revenues of 7% in 2002 compared to 2001 reflected reduced demand from corporate and financial institutional customers for our token-based products in Europe.

The 34% decrease in software revenues in 2003 compared to the prior year was the result of decreased unit sales of our ActivCard Gold client software products for maturing smart card based digital identification deployments by U.S. Department of Defense agencies. These large scale deployments at U.S. Department of Defense agencies began in the second half of 2001 and accelerated in 2002 resulting in a 68% increase in software revenues in 2002 compared to 2001.

The increase in maintenance and support revenues of 59% in 2003 and 190% in 2002 was the result of growth in the installed base of our ActivCard Gold client software primarily at U.S. Department of Defense agencies.

North American revenues accounted for $21.9 million or 57% of total revenues in 2003, a decrease of 19% over the $27.1 million, or 65% of total revenues in 2002. North American revenues in 2002 were 70% higher than 2001 revenues of $15.9 million or 51% of total revenues in 2001. Revenues in North America consisted primarily of ActivCard Gold client software and ActivCard Identity Management System sales sold indirectly through various channel partners into the U.S. Department of Defense. Revenues from Europe accounted for $14.6 million or 38% of total revenues in 2003, an increase of 14% over revenues of $12.8 million or 31% of total revenues in 2002. Revenues from Europe in 2002 were 6% lower than 2001 revenues of $13.7 million or 44% of revenues in 2001. European revenues were primarily related to ActivCard Token and ActivPack authentication server sales into European financial institutions.

Our customers have been deploying our solutions primarily to consolidate multiple security solutions and databases such as PKI, static passwords, building access and Symmetric Key Infrastructure solutions designed solely for remote network access login. European banks and financial institutions are using our company products to offer Internet and on-line banking capabilities to their customers.

Cost of revenues

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Cost of hardware revenues	$8,330	$8,527	$11,329	+2%	+33%
Cost of software revenues	1,066	4,220	7,915	+296%	+88%
Cost of maintenance and support revenues	191	738	1,360	+286%	+84%

	$9,587	$13,485	$20,604	+41%	+53%

Total cost of hardware revenues increased 33% in 2003 compared to 2002 as a result of increased volumes of higher cost reader sales. The increase in cost of hardware revenues of 2% in 2002 compared to 2001 resulted from increased volume of higher cost reader sales.

Total cost of software revenues increased 88% in 2003 compared to 2002 primarily as a result of our decisions in June 2003 to terminate certain non-core activities resulting in charges to cost of software and maintenance revenues of $3.3 million for asset write-downs during 2003. These decisions also resulted in charges to cost of hardware revenues of $0.9 million. The actions taken included: discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby we would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The cost of software revenues increased 296% in 2002 compared to 2001 as a result of increased engineering labor costs for custom software development related to deployments by the U.S. Department of Defense.

The cost of maintenance and support revenues increased 84% in 2003 and 286% in 2002, reflecting the increased cost of expanding software maintenance and support requirements for our large government deployments.

Included in cost of revenues are the costs associated with labor, manufacturing, delivery and other production and logistics costs. We employed 13 people in operations as of December 31, 2003 and 12 people as of December 31, 2002. Cost of revenues also includes the cost of staff dedicated to supporting customers on a post-sale basis including telephone support as well as providing software maintenance in the form of bug fixes and software updates. We employed 12 customer support people as of December 31, 2003 and 9 customer support people as of December 31, 2002.

Gross margin

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
Hardware gross margin	48%	43%	34%	-5%	-9%
Software gross margin	92%	82%	48%	-10%	-34%
Maintenance and support gross margin	85%	80%	77%	-5%	-3%

Total gross margin	69%	68%	46%	-1%	-22%

Gross margin totaled $17.7 million, $28.4 million and $21.6 million in 2003, 2002 and 2001, respectively.

The hardware gross margin percentage declined 9% and 5% in 2003 and 2002, respectively, primarily as a result of an increased proportion of hardware sales derived from lower margin smart card reader sales.

The software gross margin percentage decreased 34% to 48% in 2003 from 82% in 2002. Charges to cost of software revenues associated with the termination of non-core activities described above accounted for 15% of the decrease while the balance of the decrease relates primarily to decreased unit sales of our ActivCard Gold client software products for maturing smart card-based digital identification deployments by U.S. Department of Defense agencies. The software gross margin percentage declined to 82% in 2002, a decrease of 10% from the gross margin percentage of 92% in 2001 due to increased engineering labor costs for custom software development related to deployments by the U.S. Department of Defense.

The maintenance and support gross margin declined 3% and 5% in 2003 and 2002, respectively, due to the increased cost of expanding software maintenance and support requirements for our large government deployments.

Research and development expenses

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Research and development expenses	$18,715	$20,165	$18,600	+8%	-8%

Research and development expenses consist primarily of salaries, costs of components used in research and development activities and related overhead costs. In 2003, research and development expenses decreased 8% compared to 2002 pursuant to our restructuring and business realignment activities executed during 2002 that included reductions in headcount and relocation of certain development activities to lower cost locations. Research and development expenses increased 8% in 2002 compared to 2001. The increase in expenditures related primarily to additional personnel assumed from the acquisition of Safe Data in June 2001 and Ankari in November 2001.

The majority of the research and development expenses incurred related to the development of the ActivCard Identity Management System, primarily for U.S. government agencies, as well as the introduction of new versions of ActivCard Gold, ActivCard Trinity and ActivPack products. We are also developing a converged product line that integrates our client software, single sign-on, authentication and provisioning software into a single unified platform that will be released commercially in the first quarter of 2004.

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

The portion of the purchase price of the acquired assets that related to acquired research and development assets that had no alternative future use amounted to $306 thousand and was charged to operations as expense in the third quarter of 2003.

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

The nature of the research and development assets purchased from the two privately held South African companies related to biometric authentication systems and related software development kits. An initial limited version of the biometric authentication system allows developers and solution providers to offer enhanced fingerprint authentication. At the time of asset purchase, the product was released to a limited and controlled group of customers. The full-featured product was released to the general marketplace in April 2002 and generated revenues starting in the quarter ended June 30, 2002. No material additional development was planned. The cost to complete the development work was less than $25 thousand and related to completion of functionality and features.

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

We employed 156 and 137 people in research and development at December 31, 2003 and 2002, respectively.

Sales and marketing expenses

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Sales and marketing expenses	$23,847	$20,432	$20,763	-14%	+2%

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions, travel expenses of sales and marketing personnel, and costs associated with marketing programs and promotions.

Selling and marketing expenses increased 2% in 2003 compared to the prior year as a result of increased costs associated with pre-sales and support efforts for large corporate and government deployments. Selling and marketing expenses decreased 14% in 2002 compared to 2001 as a result of headcount reductions implemented as part of our restructuring and business realignment plan and reduced marketing activities.

We employed 109 and 90 people in sales and marketing at December 31, 2003 and 2002, respectively.

General and administrative expenses

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
General and administrative expenses	$4,411	$4,270	$6,091	-3%	+43%

General and administrative expenses consist primarily of personnel costs for administration, accounting and finance, human resources and legal as well as professional fees related to legal, audit, accounting, transfer agent fees and stock exchange listing fees. In 2003, general and administrative expenses increased 43% from the prior year primarily as a result of increased professional fees incurred to defend our intellectual property, pursue potential business acquisitions and implement new regulatory reporting and compliance regulations. General and administrative expenses decreased 3% in 2002 compared to 2001 primarily due to the elimination of certain positions and the replacement of certain executive-level positions with lower cost personnel. The reduction in general and administrative expenses was somewhat offset by an increase in professional fees such as legal and audit related to the defense of our intellectual property and the implementation of new accounting pronouncements.

We employed 32 people in general and administrative functions and 14 personnel in corporate and IT functions on December 31, 2003 compared to 27 people in general and administrative functions and 16 personnel in corporate and IT functions on December 31, 2002.

Amortization of goodwill and acquired intangible assets

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Amortization of goodwill and acquired intangible assets	$774	$2,073	$540	+168%	-74%

The amortization of goodwill and acquired intangibles resulted from the acquisitions of ActivCard Asia, Safe Data, Authentic8, Ankari, the assets acquired from two privately-held companies based in South Africa, and the ActivCard S.A. minority interest. The amortization of acquired intangible assets decreased 74% in 2003 compared to 2002 as a result of impairment write-downs of $758 thousand and $5.1 million recorded in the second quarter of 2003 and the fourth quarter of 2002, respectively, to adjust the carrying value of acquired intangible assets to their estimated fair value as of the respective reporting dates. The amortization of goodwill related to the acquisitions of ActivCard Asia and Safe Data, both of which occurred prior to June 30, 2001, totaled $68 thousand in 2001. Effective January 1, 2002, goodwill is no longer amortized and, as such, there was no amortization expense related to goodwill in 2002 or 2003. The amortization of other intangibles consisted of the amortization of developed and core technology, agreements, contracts, trade names and trademarks.

Write-down of other intangible assets

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Write-down of other intangible assets	$—	$5,090	$758	+100%	-85%

In December 2002, in connection with our annual budgetary planning process and business review, we identified indicators of possible impairment of our other acquired intangible assets. These indicators included changes to our strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts and strategic agreements. In June 2003, we identified indicators of additional impairment of our other acquired intangible assets. These indicators were caused by changes to our strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, we determined that our other acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, we recorded impairment write-downs of $758 thousand and $5.1 million in 2003 and 2002, respectively. The other intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.

Other charges

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Other charges	$6,779	$9,655	$2,870	+42%	-70%

Other charges for the respective comparative periods consisted of the following (in thousands):

	Year ended December 31,
	2001	2002	2003
Acquired in process research and development	$2,701	$68	$306
Acquisition termination charges	3,149	—	—
Compensation paid to former chief executive officer	728	—	—
Settlement of litigation	201	—	—
Restructuring and business realignment expenses	—	8,586	1,497
Re-incorporation expenses	—	1,001	1,067

	$6,779	$9,655	$2,870

Acquired in-process research and development represents the fair value of product that was at a stage of development that requires further research and development to determine technological feasibility and commercial viability. Acquired research and development was $306 thousand in 2003 and related to the acquisition of the ActivCard S.A. minority interest. Acquired in process research and development was $68 thousand in 2002 and related to the acquisition of ActivCard South Africa. Acquired in process research and development was $2.7 million in 2001 and related to the acquisitions of Safe Data, Authentic8 and Ankari.

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

In 2003, we took further measures to restructure our business and reduce our operating costs by implementing a further reduction in workforce and recorded restructuring charges of $1.4 million. This charge consisted of severance and other termination costs for 17 employees, of whom 9 were employed in sales and marketing, 7 were employed in research and development and 1 was employed in manufacturing and logistics. We also recorded a restructuring charge of $111 thousand for a decrease in our estimate of expected sublease revenue associated with facility exit costs recorded in 2002. We are currently developing a plan to restructure operations. The plan being developed is primarily directed to enhancing and improving sales and marketing activities and rationalizing research and development projects and general and administrative functions. This plan, once completed and executed, will result in additional reductions in workforce and consolidation of geographic locations in 2004.

Components of restructuring and business realignment accruals, which are presented on the condensed consolidated balance sheet and in the condensed consolidated statements of operations for the years ended December 31, 2002 and 2003 were as follows (in thousands):

	2002 Restructuring		2003 Restructuring Workforce Reduction	Total
	Facility Exit Costs	Workforce Reduction
Accrual balance at January 1, 2002	$—	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	—	8,129
Adjustments to accruals for changes in estimates	569	(112)	—	457
Payments	(701)	(1,658)	—	(2,359)
Non-cash charges	(214)	(717)	—	(931)

Accrual balance at December 31, 2002	5,077	219	—	5,296
Provisions for restructuring and business realignment costs	111	—	1,347	1,458
Adjustments to accruals for changes in estimates	—	42	(3)	39
Payments	(681)	(261)	(580)	(1,522)
Non-cash charges	—	—	(520)	(520)

Accrual balance at December 31, 2003	4,507	—	244	4,751
Less current portion	648	—	244	892

Long term portion	$3,859	$—	$—	$3,859

Estimated remaining cash expenditures	$4,507	$—	$244	$4,751

Remaining cash expenditures to complete the facility exit activities will be made over the seven-year period ending February 2011. We expect to make remaining cash payments to complete the workforce reduction by March 31, 2004.

In 2002 and 2003, we incurred charges of $1.0 million and $1.1 million, respectively, related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of share cancellation expenses and legal, audit and other professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the SEC and the Belgian Banking and Finance Commission.

Interest income and expense

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Interest expense	$(81)	$(11)	$(1)	-86%	-91%

Interest income	$13,269	$5,209	$4,264	-61%	-18%

Interest expense decreased 91% and 86% in 2003 and 2002, respectively, compared to the prior years as loans and capital lease obligations assumed on the acquisition of Safe Date in 2001 were repaid in 2002 and 2003.

The decrease in interest income of 18% from 2002 to 2003 was the result of lower interest rates in effect during 2003 compared to 2002 combined with lower average cash balances during the year. The decrease in interest income from 2001 to 2002 of 61% also related to a decrease in interest rates and average cash balances from the prior year. We consumed cash due to operating losses and the completion of three business acquisitions during the second half of 2001. We had cash and short-term investments of $228.7 million at December 31, 2003 and $248.4 million at December 31, 2002 and 2001. We earned an average yield from interest income and capital gains of 1.79% during 2003 on average cash balances and short-term investments compared to 2.10% in 2002 and 4.75% in 2001.

Foreign exchange gains and losses

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Foreign exchange gain (loss)	$3,491	$(458)	$(120)	-113%	+74%

Foreign exchange losses decreased 74% to a loss of $120 thousand in 2003 and foreign exchange gains decreased 113% to a loss of $458 thousand in 2002. In September 2001, we implemented a foreign currency hedge program to mitigate the effect of exchange rate fluctuations on non-functional currency denominated assets and liabilities held by ActivCard legal entities. The average exchange rate of the Euro relative to the U.S. dollar for the year ended December 31, 2003 was 1.13. The average exchange rate of the Euro relative to the U.S. dollar for the year ended December 31, 2002 was 0.95.

Income tax expense

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Income tax expense	$(22)	$(69)	$(238)	+214%	+245%

Income tax expenses in all years represent minimum taxes payable in certain jurisdictions. The increase in income tax expense in 2003 over 2002 is mainly due to minimum taxes in the state of Delaware incurred as a result of the change in domicile from the Republic of France to the state of Delaware.

Minority Interest

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Minority interest	$—	$—	$744	—%	+100%

Minority interest of $744 thousand in 2003 represents approximately 5.2% of the consolidated net loss of ActivCard S.A. from February 3, 2003 to July 17, 2003 and approximately 0.6% of the consolidated net loss of ActivCard S.A. subsequently. In February of 2003, we completed the change in domicile of the publicly listed company in the ActivCard group, formerly ActivCard S.A. from the Republic of France to the United States. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The minority interest in ActivCard S.A. is approximately 0.6% representing outstanding common shares and American Depositary Shares of ActivCard S.A. that were not exchanged as of December 31, 2003.

Equity in Net Loss of Aspace Solutions Limited

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Equity in Net Loss of Aspace Solutions Limited	$—	$—	$(2,394)	—%	+100%

In July 2003, we acquired a 38% interest in ASPACE Solutions Limited (“Aspace”), a developer of secure multi-channel data management systems based in London, England. We acquired 38,140 common shares of Aspace from existing shareholders for £954 thousand (£25 per share) or $1.5 million. In connection with the acquisition of common shares, we also provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, which bears interest at a rate of 6% per annum. If all or part of the senior convertible loan is outstanding on the two-year anniversary date, we have the right to convert the loan balance any time thereafter, into common shares of Aspace at a price of £25 per share.

In December 2003, we provided Aspace with an additional two-year loan facility in the amount of £1.0 million or $1.7 million, which bears interest at a rate of 6% per annum and is repayable on November 30, 2005. In connection with the additional loan, we received shares and warrants convertible into 21,245 newly issued shares of Aspace at a price of £0.01 per share. We exercised our warrant conversion rights in December 2003 increasing our ownership to 59,385 common shares or 49% of the outstanding common shares of Aspace. Aspace currently has 121,245 shares outstanding.

Aspace has incurred losses to date and we anticipate continuing losses from Aspace over the next twelve months. We believe that the other shareholders in Aspace cannot bear their share of losses incurred. In this context, the authoritative accounting guidance requires that we record 100% of the net losses incurred by Aspace despite holding less than a controlling interest. For the year ended December 31, 2003, we recorded $2.4 million of losses incurred by Aspace from July 30, 2003 to December 31, 2003.

Discontinued operations

	Year ended December 31,			% Change in
	2001	2002	2003	2002	2003
	(in thousands)
Loss from discontinued operations	$(429)	$(16,834)	$(70)	+3824%	-100%

On February 15, 2002, we executed a plan to dispose of the hosting operations of Authentic8. The assets and liabilities related to the hosting operations were classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002 and the charge to earnings classified as a loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2002.

On February 12, 2003, the Company entered into an agreement to dispose of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement, have been included in the loss from discontinued operations in the condensed consolidated statement of operations.

The loss from discontinued operations was comprised of the following (in thousands):

	Year ended December 31,
	2001	2002	2003
Revenue	$65	$215	$76

Loss from discontinued operations consists of:
Operating loss	$429	$1,202	$70
Other charges:
Impairment of goodwill	—	13,169	—
Impairment of other intangibles	—	1,818	—
Write-down of property and equipment	—	645	—

	$429	$16,834	$70

Liquidity and capital resources

As of December 31, 2003, we had cash and equivalents and short-term investments of $228.7 million, a decrease of $19.6 million from December 31, 2002. During 2003, we consumed $13.5 million of cash from continuing operations primarily due to a net loss from continuing operations in the period of $29.7 million. Included in the loss from continuing operations were non-cash items totaling $10.4 million. We consumed $9.0 million of cash from continuing operations in 2002 primarily from a net loss from continuing operations of $28.7 million offset by non-cash items of $13.6 million. As of December 31, 2002, we had cash and equivalents of $248.4 million, a decrease of $62 thousand from December 31, 2001.

Accounts receivable, net of allowances, decreased to $3.4 million as of December 31, 2003 from $9.2 million as of December 31, 2002. Accounts receivable, net of allowances were $8.3 million as of December 31, 2001. Days sales outstanding, which is a measure of the average collection period of trade accounts receivable, improved to 45 days at December 31, 2003 from 69 days as of December 31, 2002. The decline in days sales outstanding was the result of improved linearity of monthly shipments in the fourth quarter of 2003 compared to the fourth quarter of 2002 resulting in proportionately lower shipments in the last month of the quarter. Days sales outstanding as of December 31, 2001 was 83 days. The credit terms extended to our customers are typically less than 60 days, which has not changed during these periods. We anticipate that days sales outstanding will return to our historical trend of approximately 70 days, which we believe is consistent with other companies in our industry.

Investing activities in 2003 consisted primarily of investments in short-term securities, investments in and loans to Aspace and capital expenditures. Purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $107.0 million for the year ended December 31, 2003 as we invested excess cash and equivalents in U.S. government and government agency securities. During 2003, we also agreed to make investments in and loans to Aspace totaling $8.2 million. Aspace has been incurring losses to date and we anticipate continuing losses from Aspace over the next twelve months. We believe that the other shareholders in Aspace cannot bear their share of losses to fund ongoing operations and anticipate that future Aspace losses may ultimately be borne by ActivCard. Although we have no contractual obligation to do so, we may provide financing to Aspace in the future.

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

Financing activities for the year ended December 31, 2003 and 2002 consisted primarily of proceeds from the issuance of common shares resulting from the exercise of warrants and options of $3.9 million and $5.8 million, respectively.

At December 31, 2003, we had $4.9 million of long-term liabilities compared to long-term liabilities of $5.0 million at December 31, 2002. Long-term liabilities consist of the long term portion of restructuring accruals for facility exit costs and deferred rent obligations on leased facilities.

Our future capital requirements, the timing and amount of expenditures, and the adequacy of funds available to us will depend on our success in developing and selling new and existing products. Based on our current plans, we believe that existing cash balances and cash flows generated by operations will be adequate to satisfy our capital requirements at least through 2004.

We may pursue business acquisitions in the future.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (1)	$20,670	$3,401	$6,283	$5,214	$5,772
Long-term debt	1,056	56	137	369	494

Total	$21,726	$3,457	$6,420	$5,583	$6,266

(1)	Operating lease payments are exclusive of expected sublease income.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. We have not yet determined the impact, if any, that the transition provisions of SFAS No. 148 may have on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and a revised interpretation of FIN 46, (FIN 46R), in December 2003. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created after January 31, 2003, FIN 46R is effective immediately. We will apply FIN 46R for all new VIEs created before January 31, 2003 no later than the quarter ending March 31, 2004. We have not yet determined the impact, if any, that the provisions of FIN 46R may have on our results of operations or financial position.

In May 2003, the EITF reached a consensus on Issue No. 03-5 “Applicability of AICPA Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. The EITF affirmed that SOP 97-2 applies to non-software deliverables, such as hardware and services, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on our results of operations or financial position.

In November 2003, the EITF reached a consensus on certain disclosure provisions under Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The disclosure provisions indicate that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The EITF has not reached a consensus on the proposed models for evaluating impairment of equity securities and debt securities. The consensus on the required quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. The adoption of the disclosure provisions of this Issue during the fourth quarter of 2003 did not have a material impact on our results of operations or financial position.

Risk Factors

Risks of the business

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability on an operating basis and we may continue to incur operating losses in the foreseeable future. We incurred losses from operations of $32.0 million in 2003, $33.3 million in 2002 and $32.9 million in 2001. As of December 31, 2003, our accumulated deficit was $139.4 million, which represents our net losses since we began our operations. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

We will need to achieve significant incremental revenue growth and contain costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

Our cost-reduction initiatives may not result in the anticipated savings or more efficient operations and may harm our long-term viability.

In connection with our effort to streamline operations, improve efficiency and reduce costs, we restructured our organization in 2002 and 2003, with substantial reductions in our workforce, vacated premises and reduced operations in some locations. We expect that we will continue our cost-reduction initiatives in fiscal 2004 and may incur substantial costs, including severance and other employee–related costs. These restructuring efforts are disruptive to operations and may not generate the anticipated savings in operational costs.

We are currently developing a plan to restructure operations. The plan being developed is primarily directed to enhancing and improving sales and marketing activities and rationalizing research and development projects and general and administrative functions. This plan, once completed and executed, will result in additional reductions in workforce and consolidation of geographic locations in 2004.

        Additionally, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. Although we believe that it is necessary to reduce the size and cost of our operations to improve our financial results, a reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We have experienced significant turnover in management and this may make it more difficult for the Company to execute on its business plan.

In February 2004, we announced the departure of our chief executive officer, who had joined in October 2003. Since that time, we have eliminated or consolidated the positions of several other senior-level officers and employees in connection with our restructuring initiatives. The remaining members of our management team have assumed many of the duties of these positions. Additionally, recent turnover in our management team may make it more difficult for us to attract and retain skilled employees in the future.

We have recorded significant write-downs in recent periods for impairment of assets and may have similar write-downs in future periods.

We recorded an impairment write-down of $758 thousand in the second quarter of 2003 and $5.1 million in the fourth quarter of 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value. The impaired assets consisted of developed and core technology, agreements, contracts, and trade names and trademarks. Additionally, we terminated certain non-core activities in 2003, including our biometric hardware product line, hosting of PKI digital certificate issuance and overlapping product offerings. As a result of these decisions, we recorded charges to earnings of $4.2 million in 2003, which included impairment in value of software licenses included in property and equipment of $1.7 million.

We may terminate additional non-core activities in future periods or determine that our investment in Aspace Solutions Limited, other intangible assets or goodwill have been impaired. Any additional impairment charges that result could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At December 31, 2003, we had $17.1 million of goodwill and other intangible assets, which accounted for 6% of our total assets.

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

We have a non-controlling interest in Aspace Solutions Ltd.

We have a 49% voting control interest in Aspace Solutions Ltd. To date, Aspace’s product is unproven in the marketplace, achieving only modest revenues. Further, Aspace has a history of losses and may not have adequate capital to grow its business. We have no contractual obligation to continue to fund Aspace, although we may do so in the future. Should Aspace fail to execute on its business plan, our operating results and financial condition could be negatively affected.

Despite only owning 49% of the voting control of Aspace, current authoritative accounting guidelines require us to record 100% of Aspace’s losses in our results of operations. Should Aspace continue to experience losses, our operating results and financial condition would be negatively affected at least to the extent of our investment.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenues are derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results from operations could be harmed. We do not expect to diversify our product offerings in the foreseeable future and may actually reduce our product offerings as part of our restructuring initiatives so that we focus on just our core products. By limiting our product offerings in the future, we will likely increase the risks associated with not having a diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

Historically, we have experienced a concentration of revenues through certain of our channel partners to customers. In 2003 and 2002, there was a high concentration of revenues through a number of system integrators to the U.S. Department of Defense. Many of our contracts with our significant channel partners are short-term. If any of these channel partners did not renew their contract upon expiration, or if there was a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

In 2001, three customers accounted for 41% of revenues. In 2002, one customer accounted for 26% of revenues. In 2003, three customers accounted for 49% of revenues. Our customers consist primarily of system integrators, resellers, distributors and OEMs. We ship product to the U.S. Department of Defense exclusively through system integrators. In the year ended December 31, 2003 and 2002, we shipped product to many departments within the U.S. Department of Defense through system integrators such as Northrop Grumman. Our subcontract agreement with Northrop Grumman expires in August 2004. We cannot be certain the subcontract agreement with Northrop Grumman will be renewed or extended.

In the aggregate, the U.S. Department of Defense, as an end-user, accounted for approximately 39% of our consolidated revenues in the year ended December 31, 2003 and approximately 47% in the year ended December 31, 2002. Two departments within the U.S. Department of Defense, each accounted for 10% of consolidated revenues during those periods. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

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

Purchasing decisions for our products and systems may be subject to delay due to many factors that are not within our control, such as:

•	Political and economic uncertainties;

•	The time required for a prospective customer to recognize the need for our products;

•	The time and complexity for us to assess and determine a prospective customer’s IT environment;

•	The significant expense of digital identity products and network systems;

•	The customer’s requirement for customized features and functionalities;

•	The customer’s internal budgeting process; and

•	Internal procedures a customer may require for the approval of large purchases.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales are a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers from those countries to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. In 2001, 2002 and 2003, markets outside of North America accounted for 49%, 35% and 43% of consolidated revenues, respectively.

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

While we prepare our financial statements in U.S. dollars, we have historically incurred a substantial portion of our expenses in Euros. We expect that a significant portion of our expenses will continue to be incurred in Euros and, to a lesser extent, in other non-U.S. foreign currencies. Fluctuations in the value of the Euro and other currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

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

The information technology and network security industries are characterized by a high level of employee mobility and the market for technical personnel remains extremely competitive in certain regions. This competition means there are fewer highly qualified employees available to hire, the costs of hiring and retaining such personnel are high and they may not remain with our company once hired. Furthermore, there is continuing pressure to provide technical employees with stock options and other equity interests in our company, which may dilute our earnings per share.

Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results and financial condition. The addition and assimilation of new personnel may be made more difficult by the fact that our research and development personnel are located in France, the United States, and Canada and our sales and marketing activities are located on three continents, thus requiring the coordination of organizations separated by geography and time zones, and the interaction of personnel with disparate business backgrounds, languages and cultures.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

In January 2002, we established a wholly owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. In 2001, we acquired Safe Data System S.A. in Montpellier, France, Authentic8 International Inc. in Melbourne, Australia and American Biometric Co. Ltd. (Ankari) in Ottawa, Canada. We may make additional strategic acquisitions of companies, products or technologies in the future in order to implement our business strategy. If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions. For example, in the first quarter of 2002, we decided to dispose of certain of the operations of Authentic8. As a result of this decision, we recorded a $16.8 million charge to earnings in year ended December 31, 2002 associated with the impairment of goodwill and other intangibles, write-down of property and equipment and loss from discontinued operations. Additionally, as we recently experienced relating to our acquisition of Authentic8, following the consummation of an acquisition, disputes may arise regarding representations and warranties, indemnity, earn-out and other provisions in the acquisition agreement. For the foregoing reasons, acquisitions may subject us to unanticipated liabilities or risks, disrupt our operations and divert management’s attention from day-to-day operations.

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

We depend upon a small number of companies for the manufacture of our products and the loss of any one of them could materially harm our business. We source from three Hong Kong-based companies, for the manufacture and assembly of ActivCard tokens and readers. We also purchase PCMCIA and USB smart card readers and smart cards from various third-parties for distribution to our end-user customers. We place purchase orders with these manufacturers, the terms of which are negotiated on an order-by-order basis. The reproduction of CDs for our software products is performed in California and in France. These are currently our sole sources for the manufacture and assembly of these products. A reduction or interruption in supply and the failure to identify and establish relationships with additional manufacturers and assemblers would adversely affect our results of operations and could impact customer relations.

Certain of our subcontractors have manufacturing facilities located in a special economic zone in the Guandong and Shenzhen Provinces in the People’s Republic of China. The Chinese government has exercised, and continues to exercise, substantial control over many sectors of the Chinese economy, including manufacturing. Consequently, changes in policy by the Chinese government could adversely affect our ability to source ActivCard tokens in China. The preferential tax treatment granted to enterprises located in these special economic zones could also be withdrawn, which could adversely affect the cost of manufacturing in China.

Although most of the parts and components used in the manufacture of our products are readily available from a number of suppliers, certain components are currently available only from a single source or from limited sources. Our inability to obtain sufficient source components, or to obtain or develop alternative sources at competitive prices and quality, could result in delays in product shipments or increase our material costs, either of which would adversely affect our financial condition or results of operations. In particular, the micro-controller chips contained in the older ActivCard Plus tokens are currently purchased from a sole source supplier, which produces the chips in South Korea. This supplier may not be able to furnish enough chips to meet our demand or we may not be able to continue to purchase chips of acceptable quality from this supplier at commercially acceptable prices. We believe that if this supplier were to discontinue the manufacture of the chips or to become unwilling or unable to meet our future requirements, we would be able to procure chips of acceptable quality from another supplier, and our contractual relationship with this supplier would not restrict our ability to do so. We could also redesign our ActivCard Plus tokens for a different microprocessor. However, delay or failure to identify additional suppliers at commercially acceptable prices or redesign the circuits could adversely affect our results of operations.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs, particularly for a relatively small company such as ours. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

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

Risks related to the industry

The threat of new terrorist attacks and the continued weakness in the global economy may cause our company to fail to meet expectations, which could negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of changes in global and domestic economic and political conditions. Capital investment by businesses, particularly investments in new technology, has been experiencing substantial weakness. The threat of new terrorist attacks and the United States’ continued involvement in Iraq have contributed to continuing economic and political uncertainty that could result in a further decline in new technology investments. These uncertainties could cause customers to defer or reconsider purchasing our products or services if they experience a downturn in their business or if there is a further downturn in the general economy. Such events could have a material adverse effect on our business.

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

For the years ended December 31, 2001, 2002 and 2003, international sales, defined as sales in Europe and Asia, were 49%, 35% and 43% of consolidated revenues, respectively.

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

In the years ended December 31, 2002 and 2003, nearly all of our revenues were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our cost of revenues and operating expenses are denominated in other currencies.

In the year ended December 31, 2003, the net foreign exchange loss was $120 thousand. In fiscal 2002, the net foreign exchange loss was $458 thousand.

In September 2001, we implemented a foreign exchange hedging program to mitigate transaction gains and losses resulting from exchange rate fluctuations on assets and liabilities held by ActivCard companies that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. Historically, we entered into various short-term foreign currency forward contracts that we account for as fair value hedging instruments to offset these foreign exchange transaction gains and losses. In January 2004, we decided to re-evaluate the ongoing costs of our hedging programs and have not entered into any new foreign currency forward contracts.

At December 31, 2003, ActivCard Inc., our U.S. subsidiary, had entered into forward contracts to buy (sell) foreign currency, with settlement dates on January 7, 2004, with the following notional amounts:

Amount	Currency
(13,702)	Euro
6,325	Canadian dollar
8,231	Australian dollar
3,709	British pound
5,351	Indian rupee
114,968	Japanese Yen
7,167	Singapore dollar
2,900	South African rand

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and equivalent holdings. The interest rate risk that we may be able to obtain on investment securities will depend on market conditions at that time and may differ from the rates we have secured in the past.

On December 31, 2003, we held $33.6 million of cash and equivalents and $195.1 million in short-term investments. Our cash and equivalents consist primarily of money-market funds and auction rate securities and our short-term investments are primarily comprised of government and government agency securities. We currently have the ability and intention to hold our fixed investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. As of December 31, 2003, money-market fund rates yielded approximately 0.98%, auction rate securities yielded approximately 1.21% and our short-term investments were earning yields ranging from 1.07% to 3.40%. The maturity dates ranged from 30 days to three years. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% increase in market rates would not have a material effect on the fair value of our portfolio. Assuming no change to cash and equivalent balances throughout the year, a notional 10% decline in interest rates would have the effect of reducing interest income by approximately $420 thousand per annum.

Inflation

Inflation has not had a material impact on our revenues, operating loss and net loss during any of our three most recent fiscal years. However, to the extent inflationary pressures affect short-term interest rates, a significant portion of our investment returns may be affected, as may be the interest rates we charge to our customers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of ActivCard Corp.:

We have audited the accompanying consolidated balance sheets of ActivCard Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ActivCard Corp. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2001	2002	2003
Revenue
Hardware	$16,022	$14,844	$17,045
Software	13,850	23,215	15,218
Maintenance and support	1,304	3,781	5,999

	31,176	41,840	38,262

Cost of revenue
Hardware	8,330	8,527	11,329
Software	1,066	4,220	7,915
Maintenance and support	191	738	1,360

	9,587	13,485	20,604

Gross margin	21,589	28,355	17,658

Operating expenses
Research and development	18,715	20,165	18,600
Sales and marketing	23,847	20,432	20,763
General and administrative	4,411	4,270	6,091
Amortization of goodwill and acquired intangible assets	774	2,073	540
Write-down of acquired intangible assets	—	5,090	758
Other charges	6,779	9,655	2,870

Total operating expenses	54,526	61,685	49,622

Loss from operations	(32,937)	(33,330)	(31,964)
Interest expense	(81)	(11)	(1)
Interest income	13,269	5,209	4,264
Foreign exchange gain (loss)	3,491	(458)	(120)

Loss from continuing operations before income taxes, minority interest and equity in net loss of Aspace Solutions Limited	(16,258)	(28,590)	(27,821)
Income tax expense	(22)	(69)	(238)
Minority interest	—	—	744
Equity in net loss of Aspace Solutions Limited	—	—	(2,394)

Loss from continuing operations	(16,280)	(28,659)	(29,709)
Loss from discontinued operations	(429)	(16,834)	(70)

Net loss	$(16,709)	$(45,493)	$(29,779)

Basic and diluted loss per common share:
From continuing operations	$(0.41)	$(0.69)	$(0.72)
From discontinued operations	(0.01)	(0.41)	—

	$(0.42)	$(1.10)	$(0.72)

Weighted average number of common shares outstanding:
Basic and diluted	40,062,018	41,212,326	41,120,305
Other charges were comprised of:
Acquired in process research and development	$2,701	$68	$306
Acquisition termination charges	3,149	—	—
Compensation paid to former chief executive officer	728	—	—
Settlement of litigation	201	—	—
Restructuring and business realignment expenses	—	8,586	1,497
Re-incorporation expenses	—	1,001	1,067

Total other charges	$6,779	$9,655	$2,870

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As at December 31,
	2002	2003
ASSETS
Current assets
Cash and equivalents	$158,880	$33,599
Short-term investments	89,502	195,135
Accounts receivable (net of allowance for doubtful accounts of $525 in 2002 and $42 in 2003)	9,192	3,364
Other receivables	1,579	2,372
Inventories	3,488	2,744
Assets held for sale	262	—
Other current assets	1,959	1,082

Total current assets	264,862	238,296
Restricted investments	432	551
Property and equipment	7,313	4,498
Investment in Aspace Solutions Limited	—	5,816
Goodwill	10,600	15,322
Other intangible assets	2,311	1,825
Other long-term assets	874	793

	$286,392	$267,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,493	$11,179
Current portion of restructuring and business realignment accruals	867	892
Income taxes payable	—	148
Deferred revenue	3,997	2,875
Liabilities held for sale	250	—
Current portion of long-term debt	15	—
Current portion of obligations under capital lease	7	—

Total current liabilities	15,629	15,094

Long-term portion of restructuring and business realignment accruals	4,429	3,859
Other long-term liabilities	525	1,056

Total long-term liabilities	4,954	4,915

Minority interest	—	1,513

Commitments and contingencies (Notes 19 and 25)
Shareholders’ equity
Preferred shares, $0.001 par value, none issued	—	—
Common shares, €1.00 nominal value, 41,690 shares issued and outstanding at December 31, 2002; $0.001 par value, 42,115 shares issued and outstanding at December 31, 2003	45,117	42
Additional paid-in capital	354,400	397,962
Accumulated other comprehensive loss	(14,817)	(12,816)
Deferred stock compensation	(3,122)	(211)
Accumulated deficit	(115,769)	(139,398)

Total shareholders’ equity	265,809	245,579

	$286,392	$267,101

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Deferred stock compensation	Accumulated deficit	Shareholders’ equity	Total Comprehensive Loss
	Shares	Amount
Balance January 1, 2001	39,899,926	$43,503	$341,853	$(17,026)	$—	$(53,567)	$314,763
Shares issued for acquisition	250,000	215	2,981	—	(1,963)	—	1,233
Exercise of warrants	92,000	82	378	—	—	—	460
Exercise of options	162,440	151	488	—	—	—	639
Deferred stock compensation, net of cancellations	—	—	4,263	—	(4,263)	—	—
Amortization of deferred stock compensation	—	—	—	—	785	—	785
Comprehensive loss:
Net loss	—	—	—	—	—	(16,709)	(16,709)	$(16,709)
Foreign currency translation	—	—	—	(3,611)	—	—	(3,611)	(3,611)

Total comprehensive loss	—	—	—	—	—	—	—	$(20,320)

Balance December 31, 2001	40,404,366	43,951	349,963	(20,637)	(5,441)	(70,276)	297,560
Exercise of warrants	744,100	660	3,083	—	—	—	3,743
Exercise of rights	13,660	14	16				30
Exercise of options	528,032	492	1,586	—	—	—	2,078
Deferred stock compensation, net of cancellations	—	—	(248)	—	248	—	—
Amortization of deferred stock compensation	—	—	—	—	2,071	—	2,071
Comprehensive loss:
Net loss	—	—	—	—	—	(45,493)	(45,493)	$(45,493)
Unrealized gains on short term investments				700			700	700
Foreign currency translation	—	—	—	5,120	—	—	5,120	5,120

Total comprehensive loss	—	—	—	—	—	—	—	$(39,673)

Balance December 31, 2002	41,690,158	45,117	354,400	(14,817)	(3,122)	(115,769)	265,809
Minority interest arising in connection with re-incorporation	(2,165,532)	(45,441)	24,755	749	155	6,150	(13,632)
Acquisition of ActivCard S.A. minority interest	1,808,075	2	16,635	—	—	—	16,637
Exercise of warrants	251,250	—	1,592	—	—	—	1,592
Exercise of rights	28,800	—	36	—	—	—	36
Exercise of options	501,895	364	1,988	—	—	—	2,352
Deferred stock compensation, cancellations	—	—	(1,484)	—	1,484	—	—
Amortization of deferred stock compensation	—	—	—	—	1,335	—	1,335
Minority interest	—	—	40	(19)	(63)	—	(42)
Comprehensive loss:
Net loss	—	—	—	—	—	(29,779)	(29,779)	$(29,779)
Unrealized losses on short term investments				(435)			(435)	(435)
Foreign currency translation	—	—	—	1,706	—	—	1,706	1,706

Total comprehensive loss	—	—	—	—	—	—	—	$(28,508)

Balance December 31, 2003	42,114,646	$42	$397,962	$(12,816)	$(211)	$(139,398)	$245,579

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2001	2002	2003
Operating activities
Net loss from continuing operations	$(16,280)	$(28,659)	$(29,709)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,653	3,503	3,010
Write-down of property and equipment	—	—	1,684
Amortization of goodwill and other intangible assets	1,327	2,119	540
Write-down of other intangible assets	—	5,090	758
In process research and development	2,701	68	306
Amortization of deferred stock compensation	785	1,354	815
Non-cash restructuring and business realignment expenses	—	1,119	520
Minority interest	—	—	(744)
Equity in net loss of Aspace Solutions Limited	—	—	2,394
Other non-cash items, net	201	383	1,088
Increase (decrease) in cash, net of the effects of business combinations, from:
Accounts receivable	(2,049)	(550)	6,239
Other receivables	(201)	(474)	(637)
Inventories	140	1,146	1,347
Other current assets	(702)	(80)	1,156
Accounts payable and accrued liabilities	944	(986)	(676)
Restructuring and business realignment accruals	—	5,171	(569)
Deferred revenue	(1,334)	1,793	(1,140)
Income taxes payable	—	—	158

Net cash used in continuing operations	(12,815)	(9,003)	(13,460)
Net cash used in discontinued operations	(814)	(1,595)	(106)

Net cash used in operating activities	(13,629)	(10,598)	(13,566)

Investing activities
Business acquisitions, net of cash acquired	(33,856)	606	—
Acquisition of ActivCard S.A. minority interest	—	—	(395)
Investment in Aspace Solutions Limited	—	—	(8,210)
Loans to related parties	(2,700)	—	—
Repayment of loans to related parties	345	2,730	—
Purchases of property and equipment	(8,507)	(1,710)	(1,474)
Purchases of short term investments	—	(186,985)	(276,571)
Proceeds from sales and maturities of short term investments	—	97,444	169,598
Other long-term assets	(129)	423	136

Net cash used in investing activities	(44,847)	(87,492)	(116,916)

Financing activities
Proceeds from exercise of options, rights and warrants	1,099	5,841	3,925
Increase in long-term liabilities	—	71	—
Repayment of long-term debt	(169)	(160)	(20)

Net cash provided by financing activities	930	5,752	3,905

Effect of exchange rate changes on cash and equivalents	(3,860)	2,774	1,296

Net decrease in cash and equivalents	(61,406)	(89,564)	(125,281)
Cash and equivalents, beginning of year	309,850	248,444	158,880

Cash and equivalents, end of year	$248,444	$158,880	$33,599

Supplemental cash flow information:
Interest paid	$4	$11	$1
Income taxes paid	22	69	92
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$3,196	$—	$—
Issuance of common stock in connection with acquisition of ActivCard S.A. minority interest	—	—	16,637

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.    Nature of Business

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003 ActivCard Corp. completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (“ADS”) of ActivCard S.A. for 41,635,741 common shares of ActivCard Corp. Following completion of the exchange offers, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. The common shares and ADS’s of ActivCard S.A. not exchanged have been recorded as a minority interest on the consolidated balance sheet. These consolidated financial statements present the financial position and results of operations and cash flows for ActivCard S.A. for those periods preceding the change in domicile. Unless otherwise indicated, references to “ActivCard” and the “Company” refer to the consolidated group of ActivCard companies.

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

2.    Summary of Significant Accounting Policies

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

ACTIVCARD CORP.

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

In September 2001, the Company licensed its authentication server software to VeriSign at or about the same time that it purchased software and services from VeriSign. This transaction was recorded at terms that the Company considers to be fair value. Although cash was exchanged in this transaction, the Company considered this as a nonmonetary transaction. For this transaction, the Company complied with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, and Emerging Issues Task Force (“EITF”) issue No. 01-02, “Interpretation of APB opinion No. 29”, to determine whether the transaction was a monetary or nonmonetary transaction. The Company recorded product revenues of $3,200 in 2001 and billed $480 in advance for maintenance and support for the twelve-month period commencing October 1, 2001. Software purchased from VeriSign in the amount of $3,033 was capitalized as property and equipment. In addition, the Company capitalized $908 as prepaid expenses, which included maintenance and support, PKI digital certificates, license fees and prepaid training.

Sales Warranties

Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and prior experience. The Company provides for the costs of warranty in excess of warranty coverage provided by the product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products.

ACTIVCARD CORP.

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

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	2001	2002	2003
Net loss, as reported	$(16,709)	$(45,493)	$(29,779)
Less: Stock-based employee compensation expenses included in reported net loss	785	1,354	815
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,683)	(10,550)	(7,691)

Pro forma net loss	$(26,607)	$(54,689)	$(36,655)

Net loss per share, as reported
Basic and diluted	$(0.42)	$(1.10)	$(0.72)
Pro forma net loss per share
Basic and diluted	$(0.66)	$(1.33)	$(0.89)

The fair value for these options and warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions

	2001	2002	2003
Risk free interest rate	4.3%	3.6%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	101%	44%	45%
Expected life (years)	4.8	4.4	5.8

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Foreign Currency

The reporting currency of the Company and its subsidiaries is the U.S. dollar. All of the companies within the ActivCard Group use their local currency as their functional currency with the exception of ActivCard Ireland Ltd., which uses the U.S. dollar as its functional currency. For those entities using their non-U.S. dollar currency as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the year. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in shareholders’ equity as a translation adjustment within other comprehensive income.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus dilutive potential common share and equivalents outstanding assuming conversion of convertible loans and the exercise of options, rights and warrants. Dilutive options, rights and warrants did not have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

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

ACTIVCARD CORP.

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

Goodwill and other intangibles

Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles include the fair value of agreements and contracts, developed technology and trademarks acquired in business combinations. For the acquisitions that were completed before June 30, 2001, goodwill was amortized on a straight-line basis over five years. For the acquisitions completed subsequent to June 30, 2001, goodwill is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” but is assessed at least annually for impairment. The annual impairment assessment date is December 1. Other finite life intangible assets acquired from business combinations are recorded at their fair value on the date of acquisition and are amortized on a straight-line basis over one to six years, which approximates their estimated useful lives.

Patents and patent rights are amortized over the shorter of their economic useful life, which does not exceed three years or their legal life.

ACTIVCARD CORP.

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

Segment Information

The Company has one operating segment, Digital Identity Solutions. Accordingly, the Company discloses segment information by geography only.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss or shareholders’ equity.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 17 concerning the reserve for warranty costs). The recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. The Company has not yet determined the impact, if any, that the transition provisions of SFAS No. 148 may have on its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and a revised interpretation of FIN 46, (FIN 46R), in December 2003. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created after January 31, 2003, FIN 46R is effective immediately. The Company will apply FIN 46R for all new VIEs created before January 31, 2003 no later than the quarter ending March 31, 2004. The Company has not yet determined the impact, if any, that the provisions of FIN 46R may have on its results of operations or financial position.

In May 2003, the EITF reached a consensus on Issue No. 03-5 “Applicability of AICPA Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. The EITF affirmed that SOP 97-2 applies to non-software deliverables, such as hardware and services, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Company’s results of operations or financial position.

In November 2003, the EITF reached a consensus on certain disclosure provisions under Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The disclosure provisions indicate that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The EITF has not reached a consensus on the proposed models for evaluating impairment of equity securities and debt securities. The consensus on the required quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. The adoption of the disclosure provisions of this Issue during the fourth quarter of 2003 did not have a material impact on the Company’s results of operations or financial position.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

3.    Business Combinations and Acquired Intangible Assets

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

On June 9, 2003 the Company commenced a follow-on registered exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. The follow-on exchange offer closed on July 17, 2003 with ActivCard Corp. issuing 1,808,075 shares of its common stock to acquire approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The acquisition of the ActivCard S.A. 4.6% minority interest was accounted for using the purchase method of accounting.

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

On September 7, 2001, the Company acquired 100% of the outstanding shares of Authentic8. The Company acquired Authentic8 to augment its technology and customer base as well as to acquire a managed authentication service model and obtain expertise associated with outsourcing a service (see Note 7 concerning the disposal of the hosting operations of Authentic8).

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The purchase price for each of the respective acquisitions was as follows:

	ActivCard Asia	Safe Data(1)	Authentic8	Ankari	ActivCard South Africa	ActivCard S.A. Minority Interest	Total
Cash consideration	$111	$1,762	$13,412	$18,000	$1,150	$—	$34,435
Share consideration	—	3,142	—	—	—	16,637	19,779
Acquisition costs	—	116	973	362	20	395	1,866

	$111	$5,020	$14,385	$18,362	$1,170	$17,032	$56,080

(1)	The share consideration for Safe Data consisted of 250,000 common shares.

The fair values of the assets acquired and liabilities assumed for the respective acquisitions at date of purchase were as follows:

	ActivCard Asia	Safe Data	Authentic8	Ankari	ActivCard South Africa	ActivCard S.A.(1)	Total
Current assets	$—	$289	$716	$1,688	$—	$11,539	$14,232
Property and equipment, net	—	42	710	231	19	208	1,210
Other long term assets	—	—	—	—	—	605	605
Intangible assets and in-process research and development	—	2,821	2,400	8,400	302	1,178	15,101
Goodwill	111	490	13,169	8,181	849	4,722	27,522

Total assets acquired	111	3,642	16,995	18,500	1,170	18,252	58,670

Current liabilities	—	(454)	(2,610)	(138)	—	(667)	(3,869)
Long-term debt	—	(131)	—	—	—	(553)	(684)

Total liabilities assumed	—	(585)	(2,610)	(138)	—	(1,220)	(4,553)

Deferred compensation	—	1,963	—	—	—	—	1,963

Net assets acquired	$111	$5,020	$14,385	$18,362	$1,170	$17,032	$56,080

(1)	Represents fair value of minority interest acquired.

In connection with the purchase price allocation, the following amounts were charged to earnings:

	Discount Rates	Year ended December 31,
		2001	2002	2003
In process research and development:
Safe Data	50%	$101	$—	$—
Authentic8	24%	300	—	—
Ankari	50%	2,300	—	—
ActivCard South Africa	30%	—	68	—
ActivCard S.A. minority interest	28%	—	—	306

		$2,701	$68	$306

The value assigned to acquired in process research and development was based on estimated future cash flows over periods ranging from three to seven years and was discounted at the rates indicated above.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Goodwill was comprised as follows:

	2001	2002	2003
ActivCard Asia (1)	$94	$107	$107
Safe Data (1)	456	855	855
Ankari (2)	8,154	8,698	8,698
ActivCard South Africa (2)	—	940	940
ActivCard S.A. (2)	—	—	4,722

	$8,704	$10,600	$15,322

(1)	Acquisition date prior to June 30, 2001 and therefore subject to amortization until December 31, 2001.
(2)	Acquisition date subsequent to June 30, 2001 and therefore not subject to amortization.

At December 31, 2002, other acquired intangibles were comprised of the following:

	Developed and Core Technology	Agreements and Contracts	Trade Names and Trademarks	Total
Additions from acquisitions:
Safe Data	$2,470	—	—	2,470
Ankari	4,569	425	212	5,206

	7,039	425	212	7,676

Accumulated amortization:
Safe Data	(1,940)	—	—	(1,940)
Ankari	(3,573)	(195)	(80)	(3,848)

	(5,513)	(195)	(80)	(5,788)

	$1,526	$230	$132	$1,888

Weighted average useful life	5 years	3 years	6 years

At December 31, 2003, other acquired intangibles were comprised of the following:

	Developed and Core Technology	Agreements and Contracts	Trade Names and Trademarks	Total
Additions from acquisitions:
Safe Data	$2,470	$—	$—	2,470
Ankari	4,569	425	212	5,206
ActivCard S.A.	742	130	—	872

	7,781	555	212	8,548

Accumulated amortization:
Safe Data	(2,091)	—	—	(2,091)
Ankari	(4,295)	(425)	(156)	(4,876)
ActivCard S.A.	(85)	(33)	—	(118)

	(6,471)	(458)	(156)	(7,085)

	$1,310	$97	$56	$1,463

Weighted average useful life	4 years	3 years	6 years

Amortization expense for goodwill was $68 in 2001. Amortization of other intangibles assets was $706 in 2001, $2,073 in 2002 and $540 in 2003.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In connection with the Company’s annual budgetary planning process and business review in December 2002, management identified indicators of possible impairment of the Company’s other acquired intangible assets. These indicators included changes to the Company’s strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts and strategic agreements. In June 2003, management identified indicators of additional impairment of the Company’s other acquired intangible assets. These indicators were caused by changes to the Company’s strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. Asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the acquired intangible assets. Based on the results of these tests, the Company determined that its other acquired intangible assets were impaired. The fair value of these acquired intangible assets was then determined using the discounted cash flow method. As a result, the Company recorded impairment write-downs of $5,090 and $758 during the years ended December 31, 2002 and 2003, respectively. The other intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks.

Estimated amortization of other acquired intangibles in each of the next five years is as follows:

2004	$451
2005	449
2006	373
2007	190
2008	—

$1,463

Supplemental information on a pro forma basis, as if all acquisitions were completed at the beginning of the periods presented, is as follows:

	Year ended December 31,
	2001	2002	2003
Revenue	$34,711	$41,840	$38,262

Net loss	(27,745)	(45,943)	(30,655)

Diluted loss per share	$(0.69)	$(1.11)	$(0.75)

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

4.    Investment in Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in ASPACE Solutions Limited (“Aspace”), a developer of secure multi-channel data management systems based in London, England. The Company purchased 38,140 common shares of Aspace from existing shareholders for £954 (£25 per share) or $1,552. In connection with the acquisition of common shares, the Company also provided Aspace with a two-year, senior convertible loan in the amount of £2,500 or $4,067, which bears interest at a rate of 6% per annum. If all or part of the senior convertible loan is outstanding on the two-year anniversary date or if the senior convertible loan covenants are breached, the Company has the right to convert the loan balance any time thereafter, into common shares of Aspace at a price of £25 per share.

In December 2003, the Company provided Aspace with an additional two-year loan facility in the amount of £1,000 or $1,727, which bears interest at a rate of 6% per annum and is repayable on November 30, 2005. In connection with the additional loan, the Company received shares and warrants convertible into 21,245 newly issued shares of Aspace at a price of £0.01 per share. The Company exercised its warrant conversion rights in December 2003 increasing its ownership to 59,385 common shares or 49% of the outstanding common shares of Aspace. Aspace currently has 121,245 shares outstanding. In the event that the senior convertible loan, excluding accrued interest, is converted into common shares, an additional 100,000 new common shares of Aspace would be issued to the Company thereby increasing its ownership to approximately 72% of the voting control.

Aspace has incurred losses to date and ActivCard management anticipates continuing losses from Aspace over the next twelve months. ActivCard management believes that the other shareholders in Aspace cannot bear their share of losses incurred. In this context, the authoritative accounting guidance requires that the Company record 100% of the net losses incurred by Aspace despite holding less than a controlling interest. For the year ended December 31, 2003, the Company recorded $2,394 of losses incurred by Aspace from July 30, 2003 to December 31, 2003.

At December 31, 2003 the Company’s investment in Aspace consisted of the following:

Loan advances and equity investments	$8,210
Equity in net losses of Aspace	(2,394)

$5,816

5.    Termination of Non-core Activities

In June 2003, the Company terminated certain non-core activities that resulted in charges to earnings for asset write-downs of $4,165. The actions taken included: discontinuance of the Company’s biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby the Company would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the year ended December 31, 2003.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

6.    Restructuring and Business Realignment Expenses

2002 Restructuring Plan

In 2002, the Company commenced restructuring its business to enhance operational efficiency and reduce expenses. This restructuring and business realignment plan included a worldwide reduction in workforce across all functions of 90 employees, a reduction in excess facilities and other direct costs. Of the terminated employees, 36 were employed in sales and marketing, 42 were employed in research and development, 7 were employed in general and administrative, 3 were employed in manufacturing and logistics and 2 were employed in corporate functions. The charge for excess facilities was comprised primarily of future minimum lease payments payable over a nine-year period ending February 2011, net of estimated sublease income of $626. Sublease income was estimated assuming current market lease rates and after estimated vacancy periods. Charges for the reduction in workforce consisted mainly of severance, outplacement and other termination costs.

2003 Restructuring Plan

In 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, 9 were employed in sales and marketing, 7 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce consist of severance, outplacement and other termination costs.

Components of restructuring and business realignment accruals, which are presented on the condensed consolidated balance sheet and in the condensed consolidated statements of operations for the years ended December 31, 2002 and 2003 were as follows:

	2002 Restructuring		2003 Restructuring Workforce Reduction	Total
	Facility Exit Costs	Workforce Reduction
Accrual balance at January 1, 2002	$—	$—	$—	$—
Provisions for restructuring and business realignment costs	5,423	2,706	—	8,129
Adjustments to accruals for changes in estimates	569	(112)	—	457
Payments	(701)	(1,658)	—	(2,359)
Non-cash charges	(214)	(717)	—	(931)

Accrual balance at December 31, 2002	5,077	219	—	5,296
Provisions for restructuring and business realignment costs	111	—	1,347	1,458
Adjustments to accruals for changes in estimates	—	42	(3)	39
Payments	(681)	(261)	(580)	(1,522)
Non-cash charges	—	—	(520)	(520)

Accrual balance at December 31, 2003	4,507	—	244	4,751
Less current portion	648	—	244	892

Long term portion	$3,859	$—	$—	$3,859

Estimated remaining cash expenditures	$4,507	$—	$244	$4,751

Remaining cash expenditures to complete the facility exit activities will be made over the seven-year period ending February 2011. The Company expects to make remaining cash payments to complete the workforce reduction by March 31, 2004.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

7.    Discontinued Operations

On February 15, 2002, the Company executed its plan to dispose of the hosting operations of Authentic8. As a result of this decision, the results of operations of the hosting activities, an impairment of goodwill and other acquired intangible assets and a write-down of fixed assets have been included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002. The Company determined the fair value of the reporting unit by discounting estimated future cash flows to assess whether there was impairment in the carrying value of the goodwill and other intangibles. The assets and liabilities related to the hosting operations have been classified as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2002.

On February 12, 2003, the Company entered into an agreement with VeriSign for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, have been included in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

The assets and liabilities held for sale and loss from discontinued operations related to the planned disposal of the hosting operations of the former Authentic8 International, Inc. were comprised of the following:

	December 31
	2002	2003
Assets held for sale consist of:
Current assets	$262	$—

Liabilities held for sale consist of:
Trade accounts payable	$27	$—
Accrued payroll and benefits	58	—
Other accrued liabilities	30	—
Deferred revenue	135	—

	$250	$—

	Year ended December 31,
	2001	2002	2003
Revenue	$65	$215	$76

Loss from discontinued operations consists of:
Operating loss	$429	$1,202	$70
Other charges:
Impairment of goodwill	—	13,169	—
Impairment of other intangibles	—	1,818	—
Write-down of property and equipment	—	645	—

	$429	$16,834	$70

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

8.    Short-term Investments

As of December 31, 2003, available-for-sale securities were as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$194,870	$436	$171	$195,135

The contractual maturities of available-for-sale debt securities as of December 31, 2003 were as follows:

	December 31, 2003
	Amortized Cost	Estimated Fair Value
Within one year	$22,602	$22,701
Between one year and three years	172,268	172,434

	$194,870	$195,135

As of December 31, 2002, available-for-sale securities were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$88,802	$703	$3	$89,502

The contractual maturities of available-for-sale debt securities as of December 31, 2002 were as follows:

	December 31, 2002
	Amortized Cost	Estimated Fair Value
Within one year	$48,984	$49,311
Between one year and three years	39,151	39,521
Between three years and four years	667	670

	$88,802	$89,502

ACTIVCARD CORP.

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

Foreign exchange gains and losses attributable to fair value hedging instruments reduce the foreign exchange gains and losses in the consolidated statements of operations. For the year ended December 31, 2001, foreign exchange losses from the fair value hedges were $363; for the year ended December 31, 2002, foreign exchange gains from the fair value hedges were $752; and for the year ended December 31, 2003 foreign exchange losses from the fair value hedges were $301.

At December 31, 2003, ActivCard Inc., the Company’s U.S. subsidiary, had entered into forward contracts to buy (sell) foreign currency, with settlement dates on January 7, 2004, with the following notional amounts:

Amount	Currency
(13,702)	Euro
6,325	Canadian dollar
8,231	Australian dollar
3,709	British pound
5,351	Indian rupee
114,968	Japanese Yen
7,167	Singapore dollar
2,900	South African rand

10.    Accounts Receivable and Customer Concentration

Accounts receivable consists of the following:

	2002	2003
Accounts receivable	$9,717	$3,406
Less allowance for doubtful accounts	(525)	(42)

	$9,192	$3,364

The activity in the allowance for doubtful accounts is summarized as follows:

	Year ended December 31,
	2001	2002	2003
Allowance balance at January 1	$284	$531	$525
Amounts charged to expense	530	99	16
Reversals for amounts recovered	—	(52)	(8)
Amounts written off	(283)	(53)	(491)

Allowance balance at December 31	$531	$525	$42

Customers that accounted for 10% or more of revenues were as follows:

	Year ended December 31,
	2001	2002	2003
Customer A	15%	—	14%
Customer B	15%	—	10%
Customer C	11%	—	—
Customer D	—	26%	25%

	41%	26%	49%

Customers that accounted for 10% or more of accounts receivable were as follows:

	2002	2003
Customer B	11%	—
Customer D	40%	—
Customer E	—	11%
Customer F	—	11%

	51%	22%

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

11.    Other Receivables

Other receivables consist of the following:

	2002	2003
Value-added tax recoverable	$455	$911
Interest receivable	857	1,289
Other	267	172

	$1,579	$2,372

12.    Related Party Transactions

On October 22, 2001, the Board of Directors of the U.S. subsidiary of the Company approved a full recourse loan to an executive officer of the Company in the amount of $2,700. The loan earned interest at a rate of 3.5% per annum and was due October 21, 2002. The loan was secured with 867,800 shares of ActivCard S.A. held by the executive officer. The loan and accrued interest were repaid in full on November 13, 2002.

During the years ended December 31, 2002 and 2003, the Company had purchases of approximately $2,464 and $2,914, respectively, from SCM Microsystems, Inc. (“SCM”), a manufacturer of smart card readers. As of December 31, 2002, the amount owing to SCM was $634. No balance was owed to SCM at December 31, 2003. Although SCM is not a single-source supplier to the Company of specific products, the companies shared the services of Steven Humphreys. Mr. Humphreys was the Chairman and Chief Executive Officer of ActivCard until September 30, 2003 and is the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys was not compensated for the transactions between the two companies.

13.    Inventories

Inventories consist of the following:

	2002	2003
Components	$911	$660
Finished goods	2,577	2,084

	$3,488	$2,744

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

14.    Property and Equipment

Property and equipment consists of the following:

	2002	2003
Computers and equipment	$10,372	$9,129
Furniture and fixtures	1,761	2,031
Leasehold improvements	1,494	1,554

Property and equipment at cost	13,627	12,714
Less accumulated amortization	(6,314)	(8,216)

Property and equipment, net	$7,313	$4,498

15.    Other Intangible Assets

Other intangible assets consist of the following:

	2002	2003
Acquired intangible assets from business combinations	1,888	1,463
Licenses and patents	423	362

	$2,311	$1,825

16.    Other Long-term Assets

Other long-term assets consist primarily of security deposits for leased facilities of $846 and $793 at December 31, 2002 and 2003, respectively.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

17.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	2002	2003
Trade accounts payable	$2,304	$1,412
Accrued payroll and benefits	5,371	6,261
Sales warranties	43	248
Other accrued liabilities	2,775	3,258

	$10,493	$11,179

The activity in the allowance for sales warranties is summarized as follows:

	2002	2003
Sales warranty allowance balance at January 1	$65	$43
Warranty costs incurred	(52)	(73)
Additions related to current period sales	59	198
Adjustments to accruals related to prior period sales	(29)	80

Sales warranty allowance balance at December 31	$43	$248

18.    Other Long-term Liabilities

Other long-term liabilities consist of deferred rent expense of $525 and $1,056 at December 31, 2002 and 2003, respectively.

19.    Lease Commitments

The Company has entered into non-cancelable operating leases for office space and equipment with original terms that range between 3 and 10 years.

The future minimum lease payments under these leases are as follows:

Year ending December 31,	Operating Leases
2004	$3,401
2005	3,336
2006	2,947
2007	2,590
2008	2,624
Thereafter	5,772

Total minimum lease payments	$20,670

Certain commitments under non-cancelable operating leases are included in the charge for restructuring and business realignment expenses (Note 6).

Rental expense for all operating leases amounted to $3,291, $3,058 and $3,169 during 2001, 2002 and 2003, respectively.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

20.    Shareholders’ Equity

The number of shares issued and outstanding was as follows:

	ActivCard S.A.		ActivCard Corp 2003
	2001	2002
Preferred shares:
Authorized	—	—	10,000,000
Issued and outstanding	—	—	—

Common shares:
Authorized	49,639,114	49,853,746	75,000,000
Issued and outstanding	40,404,366	41,690,158	42,114,646

In June 2001, the Company issued 250,000 common shares in connection with the acquisition of Safe Data. In July 2003, the Company issued 1,808,075 common shares in connection with the acquisition of a 4.6% minority interest of ActivCard S.A.

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

	2001		2002		2003
	Rights	Weighted average exercise price	Rights	Weighted average exercise price	Rights	Weighted average exercise price
Outstanding—beginning of year	54,643	$1.35	46,970	$1.29	28,800	$1.25
Exercised	—	—	(13,660)	1.30	(28,800)	1.25
Forfeited	(7,673)	1.68	(4,510)	1.52	—	—

Outstanding—end of year	46,970	$1.29	28,800	$1.25	—	$—

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Warrants

The following is a summary of the Company’s outstanding share warrant plans with the corresponding number of underlying common shares issuable upon exercise:

	2001	2002	2003
Director share warrant plans	497,500	796,500	451,500
1999 convertible bond warrants	712,700	—	—

Total share warrants outstanding	1,210,200	796,500	451,500

Director Share Warrant Plans

During the years 1995 to 2002, inclusive, the shareholders of the Company authorized the creation of share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Company’s Board of Directors. The activity for each of the last three years and terms of the plans are summarized as follows:

	2001		2002		2003
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding, beginning of year	252,250	$11.73	497,500	$10.96	796,500	$9.10
Granted	254,000	9.98	420,000	6.60	—	—
Exercised	—	—	(38,500)	5.77	(251,250)	6.34
Forfeited	(8,750)	6.92	(82,500)	9.10	(93,750)	18.59

Outstanding, end of year	497,500	$10.96	796,500	$9.10	451,500	$8.68

Weighted average fair value of grants		$6.78		$2.54		$—

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Stock Options

In August 2002, the shareholders of the Company authorized the creation of a stock option plan granting the Board of Directors of the Company the authority to issue options to employees to subscribe for a maximum of 8,600,000 common shares. This plan provides for a four-year vesting period and may be exercised no later than ten years after date of grant. The option plan prohibits residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant. The Board of Directors establishes the exercise price as the closing price quoted on Nasdaq on the date of grant. For option plans of years prior to 2002, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant. The Company calculates the compensation cost for its stock option plans in compliance with the provisions of APB Opinion No. 25 which provides that compensation cost has to be recorded if the exercise price of the options granted is lower than the fair market value of the Company’s stock as at the date of grant. In 2001, the Company granted 2,394,500 options with a weighted average exercise price of $8.80 at less than fair value. The options granted at less than fair value had a weighted average fair value of $10.43, where fair value was determined to be the closing share price on the date of grant. Amortization of deferred stock compensation was $446, $965 and $750 in 2001, 2002 and 2003, respectively.

In September 2003, the Board of Directors authorized the issuance of two stock options to the Company’s Chief Executive Officer to subscribe for a maximum of 1,860,000 common shares. The first option to subscribe for a maximum of 690,000 common shares vests and becomes exercisable with respect to one-third of the underlying shares on each of the fifth, sixth and seventh anniversaries of the grant date, or earlier upon the Company’s common stock trading at certain predetermined prices. The second option to subscribe for a maximum of 1,170,000 common shares vests and becomes exercisable with respect to one quarter of the underlying shares on the first anniversary of the grant date and then with respect to 2.0833% of the underlying shares each month thereafter. Both options expire September 17, 2013. In February 2004, the Chief Executive Officer resigned and these options were forfeited.

A summary of the Company’s employee stock option plan activity and related information for the years ended December 31, follows:

	2001		2002		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	4,452,758	$11.58	6,605,939	$10.24	5,889,782	$9.95
Granted	3,011,800	9.27	694,600	7.40	4,050,011	8.11
Exercised	(162,440)	3.94	(528,032)	3.94	(501,895)	4.73
Forfeited	(696,179)	16.10	(882,725)	13.69	(1,059,077)	9.98

Outstanding, end of year	6,605,939	$10.24	5,889,782	$9.95	8,378,821	$9.40

Exercisable at end of year	2,265,152	$7.39	3,058,633	$9.62	3,429,971	$10.64

Weighted average fair value of grants		$7.89		$2.82		$3.74

As of December 31, 2003, 1,942,448 options were available for new grant. As of December 31, 2003, outstanding stock options granted to employees subject to French regulation and U.S. regulation were 1,389,268 and 6,989,553, respectively.

The summary of stock options and Director’s share warrants outstanding and exercisable as of December 31, 2003 was as follows:

	Options and Warrants outstanding			Options and Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 1.67-$ 2.23	131,927	2.01	$1.88	131,927	$1.88
$ 4.03-$ 5.00	1,072,073	1.65	4.49	1,072,073	4.49
$ 6.60-$ 7.96	3,661,711	8.61	7.55	253,237	7.10
$ 8.04-$ 9.99	2,525,846	7.29	8.67	1,016,854	8.20
$10.89-$15.09	396,828	4.37	12.13	237,912	12.28
$17.77-$23.37	825,063	3.59	19.93	710,296	19.92
$25.41-$32.80	202,333	3.54	28.60	176,923	29.00
$71.03-$73.63	14,000	1.90	71.77	11,249	71.90

Total	8,830,321	6.50	$9.36	3,610,471	$10.58

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

21.    Income Taxes

Income tax expense of $22, $69 and $238 during the years ended December 31, 2001, 2002 and 2003 consisted of minimum taxes in certain jurisdictions.

As of December 31, 2002 and 2003, significant components of the Company’s net deferred income tax assets were as follows:

	2002	2003
Net operating loss carry-forwards	$35,143	$45,248
Research and development tax credits	1,498	1,513
Research and development capitalized for tax purposes	101	—
Timing differences in depreciation and amortization periods	754	174
Non-deductible accruals and reserves	3,665	3,054

Net deferred tax assets	41,161	49,989
Valuation allowance	(41,161)	(49,989)

Net deferred tax assets	$—	$—

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amounts. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2003, the Company’s approximate net operating loss carry-forwards and their corresponding expirations were as follows:

	Amount	Expiration
United States—Federal	$38,100	2010 to 2024
United States—State	22,200	2005 to 2015
France	67,800	no expiration
Canada	7,500	2006 to 2011
Singapore	4,400	no expiration
Australia	4,200	no expiration

These net operating loss carry-forwards can only be used by the legal entity generating the operating losses.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

22.    Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted loss per share:

	2001	2002	2003
Numerator:
Loss from continuing operations	$(16,280)	$(28,659)	$(29,709)
Loss from discontinued operations	(429)	(16,834)	(70)

	$(16,709)	$(45,493)	$(29,779)

Denominator:
Basic and diluted weighted average number of shares outstanding	40,062,018	41,212,326	41,120,305

Basic and diluted loss per common share:
From continuing operations	$(0.41)	$(0.69)	$(0.72)
From discontinued operations	(0.01)	(0.41)	—

	$(0.42)	$(1.10)	$(0.72)

No amounts have been presented for diluted earnings per share for the periods where the effect of including the weighted average number of common shares available under share options, reserved rights and warrants after applying the treasury stock method is anti-dilutive. Weighted average common share equivalents excluded in 2001, 2002 and 2003 were 2,128,766; 949,690; and 1,035,872; respectively.

23.    Employee Retirement Plans

French law requires payment of a lump sum retirement indemnity to all employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. There is no formal plan and no funding of the obligation is required. The Company’s obligation is not material to its consolidated financial condition or results of operations for the years ended December 31, 2001, 2002 and 2003.

The U.S. subsidiary has a 401(k) profit sharing plan for its full-time employees who have attained the age of 21 years and have been employed with the Company for at least six months. Eligible employees may make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and, to December 31, 2003, no contributions have been made.

In October 2001, the Company implemented a non-qualified deferred compensation plan which allows eligible U.S. employees to elect to defer for personal tax purposes, on an annual basis, up to 90% of their base salary, commissions and/or bonus. Amounts deferred are invested by the Company in investment embedded funds within a variable life insurance policy. The employee designates the investment of amounts withheld and is entitled to receive the amounts deferred, net of investment gains and losses, upon termination, retirement, death, disability or, under certain circumstances, based on pre-scheduled withdrawals. Amounts withheld and deferred for eligible employees under the Company’s deferred compensation plan were $193 in 2001, $345 in 2002, and $232 in 2003. Amounts withheld and deferred are included in operating expenses as salary expense in the period withheld. As at December 31, 2003, total assets related to the plan amounted to $551 and were classified as restricted investments in the consolidated balance sheet. The Company also recorded a corresponding liability of $551.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

24.    Segment Information

The Company has one operating segment: Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region for the years ended December 31, 2001, 2002 and 2003:

	Europe	North America	Asia Pacific	Total
2001
Net revenues	$13,681	$15,888	$1,607	$31,176
Loss from operations	(13,937)	(17,859)	(1,141)	(32,937)
Goodwill	456	8,154	94	8,704
Long lived assets	4,697	14,099	63	18,859
Total assets	24,202	269,976	17,270	311,448
Capital expenditures	1,431	7,119	32	8,582
Depreciation and amortization	1,458	1,238	284	2,980

2002
Net revenues	$12,819	$27,074	$1,947	$41,840
Loss from operations	(12,988)	(17,913)	(2,429)	(33,330)
Goodwill	1,795	8,698	107	10,600
Long lived assets	2,921	7,883	126	10,930
Total assets	23,311	260,908	2,173	286,392
Capital expenditures	1,037	596	77	1,710
Depreciation and amortization	938	2,491	74	3,503

2003
Net revenues	$14,648	$21,855	$1,759	$38,262
Loss from operations	(11,222)	(19,487)	(1,255)	(31,964)
Goodwill	1,795	13,420	107	15,322
Long lived assets	8,517	4,719	247	13,483
Total assets	19,364	245,452	2,285	267,101
Capital expenditures	773	484	217	1,474
Depreciation and amortization	1,079	1,820	111	3,010

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

25.    Indemnification and Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a U.S. patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2003 or 2002.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at December 31, 2003 or 2002.

26.    Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Revenue	$8,165	$9,607	$11,983	$12,085	$13,067	$9,522	$8,950	$6,723
Cost of revenue	2,645	2,869	3,850	4,088	5,172	8,796	3,022	3,614

Gross margin	5,520	6,738	8,133	7,997	7,895	726	5,928	3,109

Loss from operations	(13,964)	(5,489)	(4,060)	(9,817)	(5,352)	(11,893)	(5,940)	(8,779)

Loss (income) from discontinued operations	(15,918)	(409)	(214)	(293)	(228)	—	158	—

Net loss (*)	$(28,606)	$(4,711)	$(2,947)	$(9,229)	$(4,564)	$(10,192)	$(5,645)	$(9,378)

Basic and diluted net loss per share (*):
From continuing operations	$(0.31)	$(0.10)	$(0.07)	$(0.21)	$(0.10)	$(0.25)	$(0.14)	$(0.22)
From discontinued operations	(0.40)	(0.01)	—	(0.01)	(0.01)	—	—	—

	$(0.71)	$(0.11)	$(0.07)	$(0.22)	$(0.11)	$(0.25)	$(0.14)	$(0.22)

(*)	The sum of the quarterly net loss and net loss per share will not necessarily equal the net loss and the net loss per share for the total year due to the effects of rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s President (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Other Information—Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, to be filed in connection with our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees. This code of ethics is available on our website at www.activcard.com and any waivers from or amendments to the code of ethics will be posted on our website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement, to be filed in connection with our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed in connection with our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our Proxy Statement, to be filed in connection with our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1.	The following financial statements of ActivCard and Report of Deloitte & Touche, LLP, independent auditors, are included in this report:

—	Report of Deloitte & Touche, LLP, Independent Auditors
—	Consolidated balance sheets at December 31, 2003 and 2002
—	Consolidated statements of income for each of the three years ended December 31, 2003, 2002, 2001
—	Consolidated statements of stockholders’ equity for each of the three years ended December 31, 2003, 2002, 2001

—	Consolidated statements of cash flows for each of the three years ended December 31, 2003, 2002, 2001
—	Notes to consolidated financial statements

2.	Financial Statement schedules. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (c) below

(b) Reports on Form 8-K:

On October 30, 2003, the registrant furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release announcing the registrant’s results of operations for the quarter ended September 30, 2003.

(c) Exhibits.

The following documents are filed as part of this report:

Exhibit Number		Description

3.1	*	Amended and Restated Certificate of Incorporation of ActivCard Corp.

3.2	(2)	Bylaws of ActivCard Corp.

4.1	*	Specimen common stock certificate (front and reverse)

4.2	**	Form of ActivCard Corp. Common Stock Warrant

10.1	*	ActivCard Corp. 2002 Stock Option Plan

10.2	*	Lease Agreement dated April 11, 2000, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc.

10.3	*	Lease Agreement dated April 15, 1997 between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums dated June 6, 2000 and April 18, 2001 (English translation)

10.4	*	Lease dated November 1, 2001 between DEW Engineering and Development Limited and American Biometric Company Limited

10.5		Employment Agreement between George Garrick and ActivCard Inc. dated September 17, 2003

10.6+	(1)*	Agreement dated June 10, 1996 between Samsung Semiconductor Europe GmbH and ActivCard S.A.

10.7	*	Employment offer letter between Blair W. Geddes and ActivCard S.A. dated September 12, 2000.

10.9	*	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002

10.10		Convertible Loan Agreement, dated July 31, 2003, between Aspace Solutions Ltd. and ActivCard Corp.

10.11		Investment Agreement, dated July 31, 2003, between Aspace Solutions Ltd. and ActivCard Corp.

10.12		Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003

10.13		Aspace Solutions Ltd. Debenture, dated July 31, 2003

10.14		Employment offer letter between Frank Bishop and ActivCard, Inc. dated October 14, 2003

21.1		Subsidiaries of Registrant

23.1		Consent of Deloitte & Touche LLP

24.1		Power of Attorney (contained on signature page)

31.1		Certification Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1		Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this exhibit.
*	Incorporated by reference to ActivCard Corp.’s Registration Statement on Form S-4 filed with the SEC on September 25, 2002 (file no. 333-100067).
**	Incorporated by reference to ActivCard Corp.’s Registration Statement on Form S-8 filed with the SEC on February 14, 2003 (file no. 333-103247).
(1)	Incorporated by reference to ActivCard S.A.’s Registration Statement on Form F-1 (file no. 333-11540).
(2)	Incorporated by reference to ActivCard Corp.’s Quarterly Report on Form 10-Q filed May 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 12th day of March, 2004.

ACTIVCARD CORP.

By:	/s/ YVES AUDEBERT
Vice Chairman of the Board of Directors and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yves Audebert and Blair W. Geddes, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Office	Date

/s/ YVES AUDEBERT Yves Audebert	Director, Vice Chairman and President (Principal Executive Officer)	March 12, 2004

/s/ BLAIR W. GEDDES Blair W. Geddes	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ WILLIAM CROWELL William Crowell	Director and Chairman	March 12, 2004

/s/ JAMES E. OUSLEY James E. Ousley	Director	March 12, 2004

Clifford Gundle	Director	March 12, 2004

Montague Koppel	Director	March 12, 2004

/s/ RICHARD WHITE Richard White	Director	March 12, 2004