Form 10-K/A
period 2003-12-31
ACTIVCARD CORP
filed 2004-04-29
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 000-50223

ActivCard Corp.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	450485038 (I.R.S. Employer Identification Number)

6623 Dumbarton Circle, Fremont, California 94555

(Address of principal executive offices including Zip code)

(510) 574-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).    YES  ☒    NO  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $379,113,234 as of June 30, 2003 based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 10% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on February 27, 2003 was 42,114,646.

Explanatory Note: This amended annual report on Form 10-K/A has been filed by the Registrant to amend its Annual Report on Form 10-K filed on March 15, 2004 to include the information required under Part III of Form 10-K. This information was to be incorporated by reference from the Registrant’s proxy statement for the 2004 Annual Meeting of Stockholders (the “Annual Meeting”), which was to be held May 26, 2004. The Annual Meeting will now be held August 9, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors.

Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Name	Age	Principal Occupation and Biographical Information
Yves Audebert	48	Mr. Audebert co-founded ActivCard in 1985 and has served as a director since that time. Mr. Audebert is currently the President, Chief Operating Officer and Vice Chairman of the Board of Directors. Prior to his appointment as President of ActivCard in March 2002, Mr. Audebert served as Chief Technology Officer and Vice Chairman of the Board of Directors since 1985. From ActivCard’s inception in 1985, Mr. Audebert has served at times as Chairman, President and Chief Executive Officer. From 1980 to 1985, Mr. Audebert was responsible for developing shipboard fiber optic systems at Thomson-CSF, a French defense company. Mr. Audebert holds an engineering diploma from the École Polytechnique de Paris and an advanced diploma from the École Supérieure des Télécommunications in France.

William Crowell	63	Mr. Crowell was elected to the Board of Directors in February 2003 following our change of domicile. Mr. Crowell served as President and Chief Executive Officer of Cylink Corporation from November 1998 until February 2003 and as a Director of Cylink from 1999 until February 2003. Mr. Crowell joined Cylink in January 1998 as Vice President, Product Development and Strategy. Prior to joining Cylink, Mr. Crowell served as Deputy Director at the National Security Agency from 1994 to 1997. He also served as Vice President of the Atlantic Aerospace Electronics Corporation. Mr. Crowell was appointed a member of the President’s Export Council (PEC) and Chairman of the Subcommittee on Encryption from 1999 through 2001 and continues to serve as a member of the President’s Export Council Subcommittee on Export Administration. He is a director of numerous private security companies in Silicon Valley. Mr. Crowell holds a B.A. degree in Political Science from Louisiana State University.

Clifford Gundle	68	Mr. Gundle joined the Board of Directors of ActivCard in 1999 and has over 40 years of international experience in business ownership and executive positions. Mr. Gundle founded and ran numerous manufacturing and investment companies in South Africa, the United States and the United Kingdom that are listed on the Johannesburg, American, London and Irish stock exchanges. Mr. Gundle is a member of the Dean’s Council of Harvard University.

Montague Koppel	75	Mr. Koppel joined the Board of Directors of ActivCard in 1998. Since 1982, Mr. Koppel has worked as an international legal consultant. Previously, Mr. Koppel was a trial and commercial lawyer in South Africa and has served on the Board of Directors of Flextech plc from 1986 until its merger with Telewest plc in 2001.

James E. Ousley	58	Mr. Ousley joined the Board of Directors of ActivCard in 1996. He served as the President and Chief Executive Officer of Vytek Corporation from 2000 until Vytek’s merger with California Amplifier in April 2004. From September 1991 to August 1999, Mr. Ousley served as President and CEO of Control Data Systems before it was acquired by British Telecommunications in August 1999. From 1968 to 1999, Mr. Ousley held various operational and executive roles at Control Data Corporation (renamed Ceridian). Mr. Ousley serves on the Boards of Savvis, Bell Microproducts, Norstan, Datalink and California Amplifier. Mr. Ousley holds a Bachelor of Science degree from the University of Nebraska.

Name	Age	Principal Occupation and Biographical Information
Richard White	50	Mr. White was elected to our Board of Directors in February 2003 following our change of domicile. Mr. White is currently President of Aeolus Capital Group LLC. From 1985 until 2003, Mr. White served as a Managing Director of CIBC Capital Partners as well as a Managing Director and General Partner of its predecessor by acquisition, Oppenheimer and Co., Inc. Mr. White is a certified public accountant and holds an undergraduate degree in Economics from Tufts University and an M.B.A. degree in Finance and Accounting from Wharton Graduate School of the University of Pennsylvania. Mr. White also serves as a director of G-III Apparel Group, Ltd., Midway Games, Inc. and Escalade Inc.

Identification of Executive Officers.

Officers serve at the discretion of the Board of Directors. Set forth below is a list of our executive officers and biographical information regarding our current executive officers who are not also directors of our company:

Name	Age	Position
Yves Audebert	47	Director, Vice Chairman, President and Chief Operating Officer
Blair Geddes	40	Chief Financial Officer
Frank Bishop	45	Senior Vice President, Global Sales and Marketing
Dominic Fedronic	41	Senior Vice President, Engineering

Blair Geddes joined ActivCard in October 2000 and was appointed Chief Financial Officer in January 2001. From November 1998 to October 2000, Mr. Geddes served as Vice President, Finance and Chief Financial Officer of the Network Access Product Unit of Ericsson Data Networks and IP Services. From December 1995 to October 1998, Mr. Geddes served as Vice President, Finance, Chief Financial Officer and Corporate Secretary of Advanced Computer Communications, a supplier of Network Access Equipment. From January 1990 to November 1995, Mr. Geddes served in various senior financial roles at Newbridge Networks, a leading supplier of ATM switches and digital networking products. Mr. Geddes is a Chartered Accountant and holds a Bachelor’s degree in Business Administration from Brock University, St. Catharines, Canada.

Frank Bishop was appointed Senior Vice President of Marketing in December 2003 and became our Senior Vice President of Global Sales and Marketing in February 2004. Prior to joining ActivCard, Mr. Bishop served as Vice President and General Manager at Siebel Systems, architecting and managing the Siebel Industry Sector vertical solutions and services offerings. Mr. Bishop previously held multiple senior executive management positions at Oracle Corporation from 1989 to 2001, including his most recent roles as Vice President of the Industry Applications Division and of the Federal Products Division. He has worked extensively with the U.S. and international governments, as well as with large enterprises, channel and OEM partners. Mr. Bishop has more than 20 years experience in the computing industry, and has also held senior management positions at Wang Laboratories, Honeywell Information Systems, and Gillette.

Dominic Fedronic joined ActivCard in November 1995 and is currently serving as Senior Vice President, Engineering. Mr. Fedronic has served in various roles at ActivCard including Technical Manager, Technical Support Manager and Sales Consultant. From 1992 to 1995, Mr. Fedronic served in various senior sales engineering, solutions engineering and technical support positions at Société Force-Informatique S.A. From 1987 to 1992, Mr. Fedronic served as Research Assistant in the Data Analysis Group in a European Molecular Biology Laboratory. Mr. Fedronic holds a Master’s degree in Telecommunications Engineering from Paris-Nord University, France.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately-designated standing Audit Committee, which currently consists of Mr. White (chairman) and Messrs. Koppel and Ousley. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. The Board has determined that Mr. White qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements.

Code of Conduct and Ethics

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees. This code of ethics is available on our website at www.activcard.com and any waivers from or amendments to the code of ethics will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act and SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file with the SEC periodic reports of their ownership and changes in that ownership. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal 2003, all such reports were timely filed, except: (i) a report on Form 4 reporting the exercise of stock options was not filed timely for James E. Ousley; and (ii) reports on Forms 3 and 4 reporting holdings in Company securities and the receipt of stock options were not filed timely for William Crowell and Richard White.

ITEM 11. EXECUTIVE COMPENSATION

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by our former Chief Executive Officers and the four other executive officers who were most highly compensated in the year ended December 31, 2003 (hereinafter referred to as the “named executive officers”).

Summary Compensation Table

		Annual Compensation			Long-term Compensation
Name and Principal Position(s)	Year	Salary	Bonus		Securities Underlying Options (#)	All Other Compensation *
George Garrick (1) Former Chief Executive Officer	2003 2002 2001	$87,490 — —	$	— — —	2,000,000 — —	$84 — —

Steven Humphreys (1) Former Chief Executive Officer	2003 2002 2001	225,000 300,000 51,154		— 255,000 40,000	— — 1,250,000	1,620 3,516 586

Yves Audebert President, Chief Operating Officer	2003 2002 2001	276,380 233,280 264,494		71,250 120,000 216,640	550,000 — 250,000	1,680 3,036 2,916

Blair Geddes Chief Financial Officer	2003 2002 2001	240,000 194,167 185,000		60,000 120,000 55,500	100,000 100,000 95,000	1,332 2,592 2,592

Frank Bishop (2) Senior Vide President, Global Sales & Marketing	2003 2002 2001	22,917 — —	11,678 — —	525,000 — —	— — —

Dominic Fedronic Senior Vice President, Engineering	2003 2002 2001	201,666 161,500 156,369	50,000 50,000 30,800	210,000 50,000 —	924 2,100 2,100

*	“All Other Compensation” for each officer consists of premiums paid for term life insurance policies.
(1)	Mr. Humphreys joined ActivCard in October 2001 and was replaced in September 2003 by Mr. Garrick. Mr. Garrick resigned in February 2004.
(2)	Mr. Bishop joined ActivCard in December 2003.

Fiscal 2003 Stock Option Grants

The following table shows the options granted to the named executive officers during fiscal year 2003 and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under two hypothetical situations: if the price of the common stock increases 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock. The percentage of options granted is based upon an aggregate of 4,050,011 options granted during fiscal year 2003 to employees, including the named executive officers.

	Number of Shares Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5% ($)	10% ($)
Former officers
George Garrick	1,860,000 140,000	(1) (2)	45.9 3.5%	$7.89 8.95	9/17/13 10/27/13	$9,229,280 788,005	$23,388,808 1,996,959
Steven Humphreys	—		—	—	—	—	—

Current officers

Yves Audebert	450,000 100,000	(3) (4)	11.1 2.5	7.10 8.95	2/25/13 10/27/13	2,009,318 562,861	5,092,007 1,426,400
Blair Geddes	100,000	(4)	2.5	8.95	10/27/13	562,861	1,426,400
Frank Bishop	525,000	(5)	13.0	7.96	12/18/13	2,628,151	6,660,250
Dominic Fedronic	210,000	(6)	5.2	8.95	10/27/13	1,182,007	2,995,439

(1)	230,000 of the shares vest on each of the fifth, sixth and seventh anniversaries of the grant date, or earlier upon the Company’s common stock trading at $20, $30, and $40 per share for 90 consecutive calendar days, respectively. 292,500 of the shares will also vest on the first anniversary of the grant date, and then 24,375 shares will vest monthly thereafter. These options expired unvested and unexercised in February 2004.
(2)	20,000 of the shares vest on each of the fifth, sixth and seventh anniversaries of the grant date, or earlier upon the Company’s common stock trading at $20, $30, and $40 per share for 90 consecutive calendar days, respectively. 20,000 of the shares will also vest on the first anniversary of the grant date, and then 1,667 shares will vest monthly thereafter. These options expired unvested and unexercised in February 2004.
(3)	112,500 of the shares vest on the first anniversary of the grant date, and then 9,375 shares will vest monthly thereafter.
(4)	33,333 of the shares vest on each of the fifth, sixth and seventh anniversaries of the grant date, or earlier upon the Company’s common stock trading at $20, $30, and $40 per share for 90 consecutive calendar days, respectively.
(5)	75,000 of the shares vest on each of the fifth, sixth and seventh anniversaries of the grant date, or earlier upon the Company’s common stock trading at $20, $30, and $40 per share for 90 consecutive calendar days, respectively. 75,000 of the shares will also vest on the first anniversary of the grant date, and then 6,250 shares will vest monthly thereafter.
(6)	50,000 of the shares vest on each of the fifth, sixth and seventh anniversaries of the grant date, or earlier upon the Company’s common stock trading at $20, $30, and $40 per share for 90 consecutive calendar days, respectively. 15,000 of the shares will also vest on the first anniversary of the grant date, and then 1,250 shares will vest monthly thereafter.

Option Exercises and Option Values in Last Fiscal Year

The following table shows information concerning the number and value of exercisable and unexercisable options as of December 31, 2003. The stated value of the unexercised options is based on the difference between the exercise price of each respective option and $7.88, which was the closing price of our common stock on the Nasdaq Stock Market on December 31, 2003. No stock options were exercised by the named executive officers in fiscal 2003.

Name	Number of Shares Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised in-the-money Options at Fiscal Year End ($)
	Exercisable	Unexercisable
Former officers

George Garrick (1)	—	2,000,000	$—
Steven Humphreys (2)	598,958	—	—

Current officers

Yves Audebert	318,750	681,250	517,725
Blair Geddes	117,500	237,500	13,000
Frank Bishop	—	525,000	—
Dominique Fedronic	96,607	252,738	160,963

(1)	Mr. Garrick’s options expired unexercised in February 2004.

(2)	Mr. Humphreys’s options expire one year from the date his employment terminated.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Pursuant to an October 2003 employment offer letter, Frank Bishop, Senior Vice President of Product Strategy, Management and Marketing, is entitled to receive post-employment termination benefits in the amount of six months base salary and accelerated vesting of a portion of his stock options in certain circumstances if his employment is terminated within one year following a change in control of the Company.

Pursuant to a September 2000 employment offer letter, Blair Geddes, Chief Financial Officer, is entitled to receive post-employment termination benefits in the amount of six months base salary if he is terminated without cause. In addition, in April 2001, the Board approved an amendment to Mr. Geddes’s offer letter to provide for accelerated vesting of his options in the event that he is terminated following a change in control of the Company.

In April 2003, the Board approved an arrangement pursuant to which Yves Audebert, President and Chief Operating Officer, is entitled to accelerated vesting of his options in the event he is terminated following a change in control of the Company.

Messrs. Humphreys and Garrick, the Company’s former Chief Executive Officers, also had employment agreements that provided them with severance benefits in the event of a termination of their employment without cause or following a change in control of the Company. Both of these employment agreements have been terminated and the Company has no further obligations thereunder, except that the Company will pay Mr. Garrick severance benefits for a period of one year from the date his employment terminated.

The Company’s 2002 Stock Option Plan provides that in the event of a change in control of the Company (as defined), the Compensation Committee or Board may elect to accelerate some or all of the outstanding option awards granted under the plan.

Director Compensation

In May 2003, the Board of Directors approved a plan to compensate non-employee directors for service on the Board and committees of the Board of which they are members. This plan provides non-employee directors with quarterly retainer fees and meeting participation fees as follows:

Quarterly retainer fees:
Chairman of the Board	$15,000
Non-employee director (other than Chairman of the Board)	$3,000
Chairman of a Board committee	$1,250

Board meeting participation fees:
In person attendance	$2,000
Telephonic participation	$500

Committee meeting participation fees:
In person attendance	$500
Telephonic participation	$250

In February 2004, following the resignation of Mr. Garrick, the Board formed a special committee, comprised of James E. Ousley and William Crowell, to assist the Company’s executive management team on both strategic and operational matters until a new Chief Executive Officer is appointed. Members of the special committee receive a monthly fee of $10,000, and Mr. Crowell received an additional one-time fee of $15,000 for service as chairman of the special committee.

The Company has also granted, and expects to continue to grant, non-employee directors options to purchase shares of the Company’s common stock under our 2002 Stock Option Plan. In fiscal 2003, the Company granted the following options to directors serving in the capacities set forth below. All of these options were granted with an exercise price equal to the fair market value of our common stock on the date of grant and these options vest and become exercisable with respect to 25% of the shares on the first anniversary of the grant date and then with respect to 2.083% of the shares monthly thereafter.

Grant to each non-employee director	10,000
Grant to Chairman of the Board	30,000
Grant to Chairman of each Board committee	10,000

In connection with their initial appointment to the Board in February 2003, we also granted Messrs. Crowell and White each an option to purchase 55,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. All of these options vest and become exercisable monthly over a four-year period.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists, or in the past fiscal year has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of our common stock as of March 31, 2004 (unless indicated otherwise below where information is based on filings with the Securities and Exchange Commission) by (a) each person known to the Company to own more than 5% of the outstanding shares of our common stock, (b) each director and nominee for director of the Company, (c) the named executive officers, and (d) all current directors and executive officers as a group. The information in this table is based solely on information provided to the Company or on statements in filings made with the Securities and Exchange Commission.

Name and Address of Beneficial Owner †	Shares Beneficially Owned and Shares Underlying Options Exercisable within 60 days of March 31, 2004			Percent of Class (1)
	Shares (#)	Options and Warrants (#)	Total (#)
Krevlin Advisors, LLC (2) 650 Madison Avenue, 26th Floor New York, NY 10022	2,107,400	—	2,107,400	5.0%

Current directors and executive officers

Yves Audebert	398,329	530,708	929,037	2.2%
Montague Koppel	572,241	36,250	608,491	1.5%
Clifford Gundle	399,717	23,750	423,467	1.0%
Blair Geddes	10,000	151,142	161,142	*

Dominic Fedronic	14,410	107,179	121,589	*
James E. Ousley	5,251	31,250	36,501	*
Richard White	—	17,188	17,188	*
William Crowell	—	17,188	17,188	*
Frank Bishop	—	—	—	—
All current directors and executive officers as a group (9 persons)	1,399,948	914,655	2,314,603	5.4%
Former chief executive officers
Steven Humphreys	9,976	598,958	608,934	1.4%
George Garrick	—	—	—	—

†	Unless indicated otherwise, the address of each beneficial owner is c/o ActivCard Corp., 6623 Dumbarton Circle, Fremont, California 94555.

*	Less than 1% of the outstanding common stock.

(1)	Applicable percentage of ownership is based on approximately 42,205,761 shares of common stock outstanding as of March 31, 2004, together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2004 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown, subject to applicable community property laws.

(2)	Based on Schedule 13G filed on February 10, 2004 by Glenn J. Krevlin, Krevlin Advisors, LLC, GJK Capital Management, LLC (“GJK”), Glenhill Overseas Management, LLC, Glenhill Capital LP, and Glenhill Capital Overseas Partners Ltd. Glenn J. Krevlin is the managing member and control person of Krevlin Advisors and Glenhill Overseas. Krevlin Advisors is the managing member of GJK and GJK is the general partner and control person of Glenhill Capital. Glenhill Overseas is the investment manager of Overseas Partners.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to the shares of the Company’s common stock that may be issued under our 2002 Stock Option Plan and under stand-alone option grants.

	(a)		(b)		(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Director Warrants		Weighted Average Exercise Price of Outstanding Options and Director Warrants		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	6,375,321	(1)	$9.89	(2)	1,942,448	(1)
Equity compensation plans not approved by stockholders	2,455,000	(3)	$7.99		—

Total	8,830,321		$9.36		1,942,448

(1)	The Company has reserved a total of 8,600,000 shares of common stock for issuance under its 2002 Stock Option Plan. The total represents 5,923,821 shares issuable upon the exercise of options granted under our 2002 Stock Option Plan (including options assumed following our change in domicile completed February 2003) and 451,500 shares issuable upon the exercise of warrants granted to directors by our predecessor, ActivCard S.A., and assumed by us in connection with our change in domicile. The ActivCard S.A stockholders approved the issuance of the warrants before the change in domicile and the ActivCard Corp. stockholders approved the shares issuable under the 2002 Stock Option Plan.

(2)	Represents a total of 5,923,821 shares issuable upon exercise of outstanding stock options with a weighted-average exercise price of $9.62 and 451,500 shares issuable upon exercise of outstanding director warrants with a weighted-average exercise price of $8.68.

(3)	Represents shares underlying stand-alone inducement option grants made to our former Chief Executive Officer and Senior Vice President of Global Sales and to our current Senior Vice President of Global Sales and Marketing. As of March 31, 2004, 2,070,000 of these options have expired unvested and unexercised and 385,000 remained outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2002 and 2003, the Company had purchases of approximately $2,464,000 and $2,914,000, respectively, from SCM Microsystems, Inc. (“SCM”), a manufacturer of smart card readers. Although SCM is not a single-source supplier to the Company of specific products, the companies shared the services of Steven Humphreys. Mr. Humphreys served as our Chairman and Chief Executive Officer until September 30, 2003 and is the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys was not compensated for the transactions between the two companies and we believe the terms of these purchases were no less favorable than would have been obtained in an arms’ length transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to ActivCard by Deloitte &Touche LLP (“D&T”), our independent auditors, for the last two fiscal years.

Type of Fees	Year ended December 31, 2003	Year ended December 31, 2002
Audit Fees (1)	$442,449	$308,000
Audit-Related Fees (2)	125,805	266,932
Tax Fees (3)	6,302	117,622
All Other Fees (4)	—	—

Total fees	$574,556	$692,554

(1)	Fees for audit services billed in 2003 and 2002 consisted of:
•	Audit of the Company’s annual financial statements
•	Reviews of the Company’s quarterly financial statements
•	Statutory and regulatory audits, consents and other services related to Security and Exchange Commission (“SEC”) matters

(2)	Fees for audit-related services billed in 2003 and 2002 consisted of:
•	Services relating to our change of domicile
•	Financial accounting and reporting consultations
•	Sarbanes-Oxley Act advisory services

(3)	Fees for tax services billed in 2003 and 2002 consisted solely of tax compliance services. D&T rendered no tax planning advice during this period.

(4)	No other non-audit services were billed in 2003 or 2002.

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Our Audit Committee has adopted a written charter that, among other things, requires the Audit Committee to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. All audit and non-audit services rendered by D&T in 2003 were pre-approved in accordance with Audit Committee guidelines.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification filed pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification filed pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 29th day of April, 2004.

ACTIVCARD CORP.

By:	/s/ Yves Audebert

Yves Audebert President

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

	Signature	Office	Date

	/s/ Yves Audebert Yves Audebert	Director, Vice Chairman and President (Principal Executive Officer)	April 29, 2004

	/s/ Blair Geddes Blair Geddes	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2004

	* William Crowell	Director and Chairman	April 29, 2004

	* James E. Ousley	Director	April 29, 2004

	Clifford Gundle	Director

	Montague Koppel	Director

	* Richard White	Director	April 29, 2004

* By:	/s/ Yves Audebert Attorney-in-fact