Form 10-Q
period 2004-03-31
ACTIVCARD CORP
filed 2004-05-10
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2004

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2004 was 42,205,761.

ACTIVCARD CORP.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTIVCARD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Hardware	$3,797	$5,485
Software	1,997	6,196
Maintenance and support	1,509	1,386

	7,303	13,067

Cost of revenue
Hardware	1,816	3,793
Software	731	1,079
Maintenance and support	478	300

	3,025	5,172

Gross margin	4,278	7,895

Operating expenses
Research and development	4,384	4,550
Sales and marketing	6,125	5,253
General and administrative	1,378	1,400
Amortization of acquired intangible assets	114	152
Restructuring and business realignment expenses	1,187	947
Re-incorporation expenses	—	945

Total operating expenses	13,188	13,247

Loss from operations	(8,910)	(5,352)
Interest income	1,016	1,245
Foreign exchange gain (loss)	410	(216)

Loss from continuing operations before income taxes and minority interest	(7,484)	(4,323)
Income tax expense	(55)	(62)
Minority interest	35	49
Equity in net loss of Aspace Solutions Limited	(1,572)	—

Loss from continuing operations	(9,076)	(4,336)
Loss from discontinued operations	—	(228)

Net loss	$(9,076)	$(4,564)

Basic and diluted loss per common share:
From continuing operations	$(0.22)	$(0.10)
From discontinued operations	—	$(0.01)

	$(0.22)	$(0.11)

Shares used in the calculation of loss per common share:
Basic and diluted	42,144,295	40,614,240

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and equivalents	$45,638	$33,599
Short-term investments	176,386	195,135
Accounts receivable (net of allowance for doubtful accounts of $42 at March 31, 2004 and December 31, 2003)	3,037	3,364
Other receivables	2,048	2,372
Inventories	2,470	2,744
Other current assets	760	1,082

Total current assets	230,339	238,296
Restricted investments	566	551
Property and equipment	4,512	4,498
Investment in Aspace Solutions Limited	4,439	5,816
Goodwill	15,322	15,322
Other intangible assets	1,668	1,825
Other long-term assets	792	793

	$257,638	$267,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,570	$11,179
Current portion of restructuring and business realignment accruals	1,222	892
Income taxes payable	20	148
Deferred revenue	3,696	2,875

Total current liabilities	14,508	15,094

Long-term portion of restructuring and business realignment accruals	3,720	3,859
Other long-term liabilities	1,136	1,056

Total long-term liabilities	4,856	4,915

Minority interest	1,477	1,513

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.001 par value, none issued	—	—
Common shares, $0.001 par value, 42,206 and 42,115 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	42	42
Additional paid-in capital	398,344	397,962
Accumulated other comprehensive loss	(12,971)	(12,816)
Deferred stock compensation	(144)	(211)
Accumulated deficit	(148,474)	(139,398)

Total shareholders’ equity	236,797	245,579

	$257,638	$267,101

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities
Loss from continuing operations	$(9,076)	$(4,336)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	577	827
Amortization of acquired intangible assets	114	152
Amortization of deferred stock compensation	61	298
Non-cash restructuring and business realignment expenses	—	520
Minority interest	(35)	(49)
Equity in net loss of Aspace Solutions Limited	1,572	—
Other non-cash items, net	38	208
Increase (decrease) in cash, net of the effects of business combinations, from:
Accounts receivable	304	(1,623)
Other receivables	317	(678)
Inventories	222	(695)
Other current assets	(93)	(78)
Accounts payable and accrued liabilities	(1,495)	1,651
Restructuring and business realignment accruals	191	(198)
Deferred revenue	854	(640)
Income taxes payable	(128)	—

Net cash used in continuing operations	(6,577)	(4,641)
Net cash used in discontinued operations	—	(106)

Net cash used in operating activities	(6,577)	(4,747)

Investing activities
Purchases of property and equipment	(625)	(385)
Purchases of short term investments	(55,061)	(136,935)
Proceeds from sales and maturities of short term investments	73,854	24,748
Other long-term assets	60	(29)

Net cash provided by (used in) investing activities	18,228	(112,601)

Financing activities
Proceeds from exercise of stock options	387	1,637
Increase in long-term liabilities	57	—
Repayment of long-term liabilities	—	(13)

Net cash provided by financing activities	444	1,624

Effect of exchange rate changes on cash and equivalents	(56)	473

Net increase (decrease) in cash and equivalents	12,039	(115,251)
Cash and equivalents, beginning of period	33,599	158,880

Cash and equivalents, end of period	$45,638	$43,629

See accompanying notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

ActivCard Corp. (“ActivCard” or the “Company”) develops and markets secure digital identity and authentications systems and products for secure remote access, single sign-on and digital identity card solutions. The Company’s solutions provide customers with the ability to authenticate a user to a network through a variety of personal devices as well as the ability to manage credentials remotely post-issuance. The Company markets its solutions to governments, enterprises and financial institutions directly and indirectly through resellers, distributors, original equipment manufacturers and system integrators.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the Company’s consolidated financial position at March 31, 2004, consolidated results of operations for the three months ended March 31, 2004 and 2003, and consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the consolidated operating results for the Company’s full fiscal year ending December 31, 2004 or any future periods.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in ActivCard Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Reclassifications – Certain reclassifications have been made to the 2003 financial statement presentation to conform to the 2004 presentation. These reclassifications had no effect on reported net loss or shareholders’ equity.

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

Pro forma information regarding net loss and loss per share is required by SFAS 123 as modified, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(9,076)	$(4,564)
Less: Stock-based employee compensation expenses included in reported net loss	61	298
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(204)	(2,613)

Pro forma net loss	$(9,219)	$(6,879)

Net loss per share, as reported
Basic and diluted	$(0.22)	$(0.11)
Pro forma net loss per share
Basic and diluted	$(0.22)	$(0.17)

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and a revised interpretation of FIN 46, (FIN 46R), in December 2003. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created after January 31, 2003, FIN 46R is effective immediately. The adoption of FIN 46R in the first quarter of 2004 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the EITF reached a consensus on Issue No. 03-5 “Applicability of AICPA Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. The EITF affirmed that SOP 97-2 applies to non-software deliverables, such as hardware and services, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 in the fourth quarter of 2003 did not have a material impact on the Company’s results of operations or financial position.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

2. Restructuring and Business Realignment Expenses

2002 Restructuring Plan

In 2002, the Company commenced restructuring its business to enhance operational efficiency and reduce expenses. This plan included a reduction in workforce, a reduction in excess facilities and other direct costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over a nine-year period ending February 2011, net of estimated sublease income of $626. Sublease income was estimated assuming current market lease rates and after estimated vacancy periods. Charges for the reduction in workforce consisted of severance, outplacement and other termination costs.

2003 Restructuring Plan

In 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, 9 were employed in sales and marketing, 7 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce consisted of severance, outplacement and other termination costs.

2004 Restructuring Plan

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations and reallocate resources to selling and marketing functions. This plan includes a reduction in workforce that will result in the termination of approximately 100 employees, closure of five facilities, and termination of certain non-strategic projects. In the three months ended March 31, 2004, the Company began executing the restructuring plan by terminating a non-strategic project and 44 employees. Of the terminated employees, 8 were employed in sales and marketing, 29 in research and development, 2 in manufacturing and logistics, and 5 in general and administrative functions. Charges incurred to terminate the non-strategic project consisted of contractually obligated payments required under an existing agreement. Charges for the reduction in workforce consisted of severance, outplacement and other termination costs.

Components of restructuring and business realignment accruals, which are presented on the condensed consolidated balance sheet and in the condensed consolidated statements of operations for the year ended December 31, 2003 and the three months ended March 31, 2004 were as follows:

	2002 Restructuring		2003 Restructuring	2004 Restructuring
	Facility Exit Costs	Workforce Reduction	Workforce Reduction	Workforce Reduction	Projects Terminated	Total
Accrual balance at December 31, 2002	$5,077	$219	$—	$—	$—	5,296
Provisions for restructuring and business realignment costs	111	—	1,347	—	—	1,458
Adjustments to accruals for changes in estimates	—	42	(3)	—	—	39
Payments	(681)	(261)	(580)	—	—	(1,522)
Non-cash charges	—	—	(520)	—	—	(520)

Accrual balance at December 31, 2003	4,507	—	244	—	—	4,751
Provisions for restructuring and business realignment costs	—	—	—	1,147	40	1,187
Payments	(167)	—	(244)	(545)	(40)	(996)

Accrual balance at March 31, 2004	4,340	—	—	602	—	4,942
Less current portion	620	—	—	602	—	1,222

Long term portion	$3,720	$—	$—	—	—	$3,720

Estimated remaining cash expenditures	$4,340	$—	$—	$602	$—	$4,942

Remaining cash expenditures to complete the facility exit activities will be made over the seven-year period ending February 2011. The Company expects to make remaining cash payments to complete the workforce reduction by February 28, 2005.

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

Aspace has incurred losses to date and ActivCard management anticipates continuing losses from Aspace over the balance of the current fiscal year. The authoritative accounting guidance requires that the Company record 100% of the net losses incurred by Aspace despite holding less than a controlling interest because the investments of other shareholders have been fully applied to previous losses.

The Company is an investor in Aspace and currently has no joint selling and marketing or research and development activities with Aspace. The Company has concluded that it’s not required to consolidate Aspace because it’s not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with Aspace is limited to the carrying value of its investment. Aspace currently has 48 employees located in London. For the three months ended March 31, 2004, the Company recorded $1,572 for losses incurred by Aspace.

The investment in Aspace consists of the following:

	March 31, 2004	December 31, 2003
Loan advances and equity investments	$8,405	$8,210
Equity in net losses of Aspace	(3,966)	(2,394)

	$4,439	$5,816

4. Discontinued Operations

On February 15, 2002, the Company executed its plan to dispose of the hosting operations of Authentic8 International Inc., a wholly owned subsidiary. On February 12, 2003, the Company entered into an agreement with a third-party for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with the third-party, have been included in the loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2003.

Results of the discontinued operations related to the disposal of the hosting operations of the former Authentic8 are as follows:

	Three months ended March 31,
	2004	2003
Revenue	$—	$76

Loss from discontinued operations consists of:
Operating loss	$—	$228

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

5. Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted loss per share:

	Three months ended March 31,
	2004	2003
Numerator:
Loss from continuing operations	$(9,076)	$(4,336)
Loss from discontinued operations	—	(228)

	$(9,076)	$(4,564)

Denominator:
Shares used in computations, basic and diluted	42,144,295	40,614,240

Basic and diluted loss per common share:
From continuing operations	$(0.22)	$(0.10)
From discontinued operations	—	(0.01)

	$(0.22)	$(0.11)

No amounts have been presented for diluted earnings per share for the periods where the effect of including the weighted average number of common shares available under share options and warrants after applying the treasury stock method is anti-dilutive. Weighted average common share equivalents excluded in the three months ended March 31, 2004 and 2003 were 450,081 and 995,710, respectively.

6. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended March 31,
	2004	2003
Net loss	$(9,076)	$(4,564)
Other comprehensive income (loss):
Unrealized gains (losses) on short term investments	252	(59)
Change in cumulative translation adjustment	(407)	485

Total comprehensive loss	$(9,231)	$(4,138)

7. Short-term Investments

As of March 31, 2004, available-for-sale securities were as follows:

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$175,868	$586	$68	$176,386

The contractual maturities of available-for-sale debt securities as of March 31, 2004 were as follows:

	March 31, 2004
	Amortized Cost	Estimated Fair Value
Within one year	$29,564	$29,677
Between one year and three years	146,304	146,709

	$175,868	$176,386

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

8. Related Party Transactions

During the three months ended March 31, 2003, the Company had purchases of approximately $1,976 from SCM Microsystems, Inc. (“SCM”), a manufacturer of smart card readers. As of December 31, 2003, there were no amounts owing to SCM. Although SCM is not a single-source supplier to the Company of specific products, the companies shared the services of Steven Humphreys. Mr. Humphreys was the Chairman and Chief Executive Officer of ActivCard until September 30, 2003 and is the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys was not compensated for the transactions between the two companies.

9. Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Components	$984	$660
Finished goods	1,486	2,084

	$2,470	$2,744

10. Sales Warranty Commitments

The activity in the allowance for sales warranties is summarized as follows:

Warranty Allowance
Sales warranty allowance balance at January 1, 2003	$43
Warranty costs incurred	(73)
Additions related to current period sales	198
Adjustments to accruals related to prior period sales	80

Sales warranty allowance balance at December 31, 2003	248
Warranty costs incurred	(38)
Additions related to current period sales	9
Adjustments to accruals related to prior period sales	(6)

Sales warranty allowance balance at March 31, 2004	$213

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(Unaudited)

11. Segment Information

The Company has one operating segment: Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003:

	Europe	North America	Asia Pacific	Total
Three months ended March 31, 2004
Net revenues	$4,235	$2,839	$229	$7,303
Net loss	(3,502)	(5,162)	(412)	(9,076)

Three months ended March 31, 2003
Net revenues	$3,455	$8,914	$698	$13,067
Net loss	(2,779)	(989)	(796)	(4,564)

	Europe	North America	Asia Pacific	Total
March 31, 2004
Goodwill	$1,795	$13,420	$107	$15,322
Long lived assets	6,877	4,844	256	11,977
Total assets	17,832	237,695	2,111	257,638

December 31, 2003
Goodwill	$1,795	$13,420	$107	$15,322
Long lived assets	8,517	4,719	247	13,483
Total assets	19,364	245,452	2,285	267,101

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

Our objective is to be a leading provider of secure digital identity and authentication systems and products for secure remote access, single sign-on and digital identity card solutions. Our scalable systems and strong authentication solutions are trusted by organizations – from enterprise to governments around the world. We develop, market and support digital identity systems that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. We market our solutions to government, financial institutions, network service providers and enterprise customers directly through our own sales organization and indirectly through system integrators, resellers and original equipment manufacturers. Unless otherwise indicated, references to “ActivCard”, “we”, “us” and “our” refer to the consolidated group of ActivCard companies.

We have focused our development efforts on smart card related products, primarily in the form of software applications embedded on the smart card and client/server software to support multi-function capabilities including card issuance, provisioning and management of digital identities. In the three months ended March 31, 2004 and 2003, 27% and 49% of revenues were derived from our core smart card related software products, primarily from ActivCard Gold, ActivPack authentication server and license fees from product development agreements for the ActivCard Identity Management System and ActivCard Java Card Applets, respectively.

Critical accounting policies

The discussion and analysis of our consolidated financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales warranties and allowance for doubtful accounts, long-lived assets, goodwill and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

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

On February 15, 2002, as a result of changes in strategic plans, we executed a plan to dispose of the hosting operations of Authentic8 International. As a result of the changed circumstances, the estimates and assumptions for future cash flows from the hosting operation declined indicating that an impairment in the value of the related assets existed. Accordingly, we recorded a charge to earnings in the amount of $15.6 million in 2002, which included an impairment of the carrying value of goodwill and other intangibles of $15.0 million. We disposed of the hosting operations in February 2003.

In December 2002 and 2003, we performed impairment tests on the carrying value of goodwill and determined that no impairment existed.

At March 31, 2004, we had $17.0 million of goodwill and other intangible assets, which accounted for 7% of our total assets. In the future, if any additional impairment is determined to exist, the resulting charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations.

Restructuring activities

We recorded charges of $1.2 million and $0.9 million in the three months ended March 31, 2004 and 2003, respectively, related to restructuring plans, which consisted primarily of reductions-in-work force. We expect to incur additional restructuring costs in 2004 as we continue to implement our restructuring initiatives. Accounting pronouncements in effect for restructuring activities initiated after December 31, 2002 require us to record a liability and charge to earnings when the liability is incurred rather than when we formally committed to the restructuring plan, as previously required. These new provisions require us to measure the liability at fair value.

In 2002, we were required to make significant estimates related to the subletting of facilities in Fremont, California and Melbourne, Australia. Estimates related to sublease income are based on assumptions regarding expected vacancy periods required to locate and contract with suitable sublessees and current sublease market rates. In December 2003 and 2002, we revised our estimate of expected sublease income and recorded additional charges to earnings of $111 thousand and $620 thousand, respectively. If the assumptions for these estimates change in the future due to changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities, as well as changes in estimates to amounts previously recorded.

Results of operations

The following table sets forth the selected items from our condensed consolidated statements of operations expressed as a percentage of total revenues for the periods presented:

	Three months ended March 31
	2004	2003
Percentage of revenue
Revenue	100.0%	100.0%
Cost of revenue	41.4	39.5

Gross profit	58.6	60.5

Operating expenses
Research and development	60.0	33.6
Sales and marketing	83.9	39.4
General and administrative	18.9	10.5
Other operating expenses	17.8	18.0

Total operating expenses	180.6	101.5

Loss from continuing operations	(122.0)	(41.0)
Non-operating income (expense)
Interest income	13.9	9.5
Foreign exchange gain (loss)	5.6	(1.7)

Loss from continuing operations before income taxes and minority interest	(102.5)	(33.2)
Income tax expense	(0.8)	(0.5)
Minority interest	0.5	0.5
Equity in net loss of Aspace Solutions Limited	(21.5)	—
Loss from discontinued operations	—	(1.7)

Net loss	(124.3)%	(34.9)%

Revenues

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Hardware revenues	$3,797	$5,485	-31%
Software revenues	1,997	6,196	-68%
Maintenance and support revenues	1,509	1,386	+ 9%

	$7,303	$13,067	-44%

The decrease in hardware and software revenues of 31% and 68%, respectively, in the first three months of 2004 compared to the first three months of 2003 reflected decreased demand for smart card readers and our ActivCard Gold client software products for maturing smart card based digital identification deployments by U.S. Department of Defense agencies.

The increase in maintenance and support revenues of 9% in the three months ended March 31, 2004 compared to the same period one year ago was the result of growth in the installed base of our ActivCard Gold client software primarily at U.S. Department of Defense agencies.

Revenues by geographic region, expressed as a percentage of total revenues, are as follows:

	Three months ended March 31,		% Change
	2004	2003
	(% of total revenue)
North America	39%	68%	-29%
Europe	58%	27%	+31%
Asia	3%	5%	-2%

	100%	100%

Revenues by customer segment, expressed as a percentage of total revenues, are as follows:

	Three months ended March 31,		% Change
	2004	2003
	(% of total revenue)
Government	28%	64%	-36%
Financial	38%	18%	+20%
Corporate	34%	18%	+16%

	100%	100%

The decrease in revenues in North America of 29% and the Government segment of 36% in the three months ended March 31, 2004, compared to the same period in 2003, was the result of decreased unit sales of our ActivCard Gold client software products and related smart card readers for maturing smart card based digital identification deployments by the U.S. Department of Defense agencies.

The increase in revenues in Europe of 31% and the Financial segment of 20% in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, was the result of increased demand for our token-based products from European financial institutions.

Gross margin

	Three months ended, March 31,		% Change
	2004	2003
Hardware gross margin as a percentage of hardware revenues	52%	31%	+21%

Software gross margin as a percentage of software revenues	63%	83%	-20%

Maintenance and support gross margin as a percentage of maintenance and support revenues	68%	78%	-10%

Total gross margin	59%	60%	-1%

Gross margin totaled $4.3 million and $7.9 million in the three months ended March 31, 2004 and 2003, respectively.

Hardware gross margin, expressed as a percentage of hardware sales, increased 21% in the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily as a result of a decreased proportion of hardware sales derived from lower margin smart card readers and an increased proportion from higher margin token-based products. Software gross margin, expressed as a percentage of software sales, decreased 20% in the first quarter of 2004 compared to the first quarter of 2003, primarily due to increased engineering labor costs for custom software development related to deployments by the U.S. Department of Defense. Maintenance and support gross margin, expressed as a percentage of maintenance and support revenues, declined 10% in the three months ended March 31, 2004 compared to the same period one year ago as a result of increased costs of software support activities for our large government deployments.

Research and development expenses

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Research and development expenses	$4,384	$4,550	-4%

Research and development expenses decreased 4% in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of increased utilization of engineering resources to complete custom software development related to deployments by the U.S. Department of Defense.

Sales and marketing expenses

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Sales and marketing expenses	$6,125	$5,253	+17%

In the three months ended March 31, 2004, selling and marketing expenses increased 17% compared to the three months ended March 31, 2003. Approximately one-half of the increase in selling and marketing expenses was a result of increased marketing-related activities such as tradeshow attendance, advertising and promotions. The balance of the increase in selling and marketing expenses related primarily to the development of a North American indirect sales organization to leverage indirect sales channels such resellers, distributors and systems integrators.

General and administrative expenses

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
General and administrative expenses	$1,378	$1,400	-2%

General and administrative expenses decreased 2% in the first quarter of 2004 compared to the first quarter of 2003 as a result of a decrease in professional fees incurred to defend our intellectual property and implement new regulatory reporting and compliance regulations.

Amortization of acquired intangible assets

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Amortization of acquired intangible assets	$114	$152	-25%

The amortization of acquired intangible assets decreased 25% in the three months ended March 31, 2004 compared to same period one year ago primarily as a result of impairment write-downs of $758 thousand in the second quarter of 2003 to adjust the carrying value of acquired intangible assets to their estimated fair value as of the reporting date. The amortization of acquired intangible assets consisted of the amortization of developed and core technology and trade names and trademarks associated with the acquisitions of Ankari, Safe Data and the ActivCard S.A. minority interest.

Restructuring and business realignment expenses

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Restructuring and business realignment expenses	$1,187	$947	+25%

In March 2003, we took measures to restructure our business and reduce our operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, 9 were employed in sales and marketing, 7 were employed in research and development and 1 was employed in manufacturing and logistics. Charges for the reduction in workforce in the three months ended March 31, 2003 were $947 thousand for the termination of 14 employees and consisted of severance, outplacement and other termination costs.

In March 2004, we initiated a restructuring plan to reduce operating costs, streamline and consolidate operations and reallocate resources to selling and marketing functions. This plan includes a reduction in workforce that will result in the termination of approximately 100 employees, closure of five facilities housing selling and research and development activities, product development efforts to converge certain our products, and termination of certain non-strategic projects. In the three months ended March 31, 2004, we began executing the restructuring plan incurring charges of $1.2 million to terminate two non-strategic projects and 44 employees. Of the terminated employees, 8 were employed in sales and marketing, 29 in research and development, 2 in manufacturing and logistics, and 5 in general and administrative functions. Charges incurred to terminate non-strategic projects consisted of contractually obligated payments required under existing agreements. Charges for the reduction in workforce consisted of severance, outplacement and other termination costs.

Remaining cash expenditures of $4.3 million to complete the facility exit activities will be made over the seven-year period ending February 2011. We expect to make remaining cash payments of $602 thousand to complete the work force reduction by February 28, 2005.

Re-incorporation expenses

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Re-incorporation expenses	$—	$945	-100%

In the three months ended March 31, 2003, we incurred charges of $945 thousand related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of share cancellation expenses and professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the SEC and the Belgian Banking and Finance Commission. Total charges incurred to complete the change in domicile were $2.0 million.

Interest income

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Interest income	$1,016	$1,245	-18%

Interest income in the first quarter of 2004 was lower than the comparable period of the prior year due primarily to the effects of lower interest rates in effect during the three months ended March 31, 2004 compared to the rates in effect during the three months ended March 31, 2003.

Foreign exchange gains and losses

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Foreign exchange gain (loss)	$410	$(216)	-290%

For the three months ended March 31, 2004 and 2003, foreign exchange gains and losses were attributable primarily to the volatility of the U.S. dollar against the local functional currencies of ActivCard legal entities and resulted from revaluation of the assets and liabilities denominated in currencies other than the functional currency. The average exchange rate of the Euro relative to the U.S. dollar was 1.25 for the three months ended March 31, 2004 and 1.07 for the three months ended March 31, 2003.

Income tax expense

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Income tax expense	$(55)	$(62)	-11%

Income tax expense in the three months ended March 31, 2004 and 2003 consisted of minimum annual franchise taxes in certain jurisdictions.

Minority interest

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Minority interest	$35	$49	-29%

Minority interest of $49 thousand in the first quarter of 2003 represents approximately 5.2% of the consolidated net loss of ActivCard S.A. from February 3, 2003 to March 31, 2003. Minority interest of $35 thousand in the first quarter of 2004 represents approximately 0.6% of the consolidated net loss of ActivCard S.A. during that period. In February 2003, we completed the change in domicile of the publicly listed company in the ActivCard group, formerly ActivCard S.A., from the Republic of France to the United States. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The minority interest in ActivCard S.A. is approximately 0.6% representing outstanding common shares and American Depositary Shares of ActivCard S.A. that were not exchanged as of March 31, 2004.

Equity in net loss of Aspace Solutions Limited

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Equity in net loss of Aspace Solutions Limited	$(1,572)	$—	+100%

Equity in the net loss of Aspace Solutions Limited (“Aspace”) of $1.6 million during the three months ended March 31, 2004 represents 100% of the net loss incurred by Aspace during that period. Aspace has incurred losses to date and we anticipate continuing losses from Aspace over the balance of the current fiscal year. Although we own 49% of Aspace’s outstanding common shares, the authoritative accounting guidance requires that we record 100% of the net losses incurred by Aspace despite holding less than a controlling interest because the investments of other shareholders have been fully applied to previous losses.

Discontinued operations

	Three months ended March 31,		% Change
	2004	2003
	(in thousands)
Loss from discontinued operations	$—	$(228)	-100%

On February 15, 2002, we executed a plan to dispose of the hosting operations of Authentic8. On February 12, 2003, we entered into an agreement with a third-party for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with the third-party, have been included in the loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2003.

Results of the discontinued operations related to the disposal of the hosting operations of the former Authentic8 are as follows:

	Three months ended March 31,
	2004	2003
Revenue	$—	$76

Loss from discontinued operations consists of:
Operating loss	$—	$228

Liquidity and capital resources

As of March 31, 2004 we had cash and equivalents and short-term investments of $222.0 million, a decrease of $6.7 million from $228.7 million at December 31, 2003. In the first quarter of 2004, we consumed $6.6 million of cash from continuing operations, primarily due to a loss from continuing operations in the period of $9.1 million reduced by equity in the net loss of Aspace of $1.6 million. We consumed $4.6 million of cash from continuing operations in the first quarter of 2003 primarily from a net loss from continuing operations of $4.3 million.

Accounts receivable, net of allowances, decreased to $3.0 million as of March 31, 2004 from $3.4 million as of December 31, 2003. Days sales outstanding, which is a measure of the average collection period of trade accounts receivable, improved to 37 days at March 31, 2004 from 45 days at December 31, 2003. The decline in days sales outstanding was the result of improved linearity of monthly shipments in the first quarter of 2004 compared to the fourth quarter of 2003 resulting in proportionately lower shipments in the last month of the quarter. The credit terms extended to our customers are typically less than 60 days, which has not changed during these periods. We anticipate that days sales outstanding will return to our historical trend of approximately 70 days, which we believe is consistent with other companies in our industry.

Investing activities during the three months ended March 31, 2004 consisted primarily of investments in short-term securities and capital expenditures. Proceeds from sales and maturities of short-term investments, net of purchases of short-term investments, totaled $18.8 million in the first quarter of 2004. Capital expenditures of $0.6 million and $0.4 million in the three months ended March 31, 2004 and 2003, respectively, consisted of leasehold improvements, furniture and fixtures, computers and equipment. During 2003, we made investments in and loans to Aspace totaling $8.2 million. Although we have no contractual obligation to do so, we may provide additional financing to Aspace in the future.

Financing activities of $0.4 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively, consisted primarily of proceeds from the issuance of common shares resulting from the exercise of warrants and stock options.

At March 31, 2004 we had $3.7 million of long-term restructuring accruals. Long-term restructuring accruals represent remaining cash expenditures to complete the facility exit activities and will be paid over the seven-year period ending February 2011. At March 31, 2004 and 2003 we had $1.1 million of other long-term liabilities representing deferred rent obligations on leased facilities.

Our future capital requirements, the timing and amount of expenditures, and the adequacy of funds available to us will depend on our success in developing and selling new and existing products. Based on our current plans, we believe that existing cash balances and cash flows generated by operations will be adequate to satisfy our capital requirements for at least the next twelve months.

We may pursue business acquisitions in the future.

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and a revised interpretation of FIN 46, (FIN 46R), in December 2003. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For VIEs created after January 31, 2003, FIN 46R is effective immediately. The adoption of FIN 46R in the first quarter of 2004 did not have a material impact on our results of operations or financial position.

In May 2003, the EITF reached a consensus on Issue No. 03-5 “Applicability of AICPA Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. The EITF affirmed that SOP 97-2 applies to non-software deliverables, such as hardware and services, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 in the fourth quarter of 2003 did not have a material impact on our results of operations or financial position.

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

Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our most recent Annual Report on Form 10-K, as filed with the SEC.

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability on an operating basis and we may continue to incur operating losses in the foreseeable future. In the three months ended March 31, 2004 and 2003, we incurred losses from continuing operations of $9.1 million and $4.3 million, respectively. As of March 31, 2004, our accumulated deficit was $148.5 million, which represents our net losses since we began our operations. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

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

We are currently executing a plan to enhance and improve sales and marketing activities, rationalize research and development projects and general and administrative functions and consolidate geographic locations. In connection with this plan, we incurred charges of $1.2 million in the three months ended March 31, 2004 for a reduction in work force and to terminate a non-strategic project. We expect to incur substantial costs for additional employee terminations and facility closures during the balance of 2004 to complete this plan. In the years ended December 31, 2003 and 2002, we incurred restructuring charges of $1.5 million and $8.6 million, respectively, in connection with restructuring plans to streamline operations, improve efficiency and reduce costs. These restructuring efforts are disruptive to operations and may not generate the anticipated savings in operational costs.

Additionally, our current restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. Although we believe that it is necessary to reduce the size and cost of our operations to improve our financial results, a reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We have experienced significant turnover in management and this may make it more difficult for the Company to execute on its business plan.

In February 2004, we announced the departure of our chief executive officer, who had joined us in October 2003. Since that time, we have eliminated or consolidated the positions of several other senior-level officers and employees in connection with our restructuring initiatives. The remaining members of our management team have assumed many of the duties of these positions. Additionally, recent turnover in our management team may make it more difficult for us to attract and retain skilled employees in the future.

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

We may terminate additional non-core activities in future periods or determine that our investment in Aspace Solutions Limited, other intangible assets or goodwill have been impaired. Any additional impairment charges that result could be significant and could have a material adverse effect on our consolidated financial position and results of operations. At March 31, 2004, we had $17.0 million of goodwill and other intangible assets, which accounted for 7% of our total assets.

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

Despite our only owning 49% of the voting control of Aspace, current authoritative accounting guidelines require us to record 100% of Aspace’s losses in our results of operations. Should Aspace continue to experience losses, we will be required to continue to record those losses, up to the total amount of our investment, which would negatively affect our operating results and financial condition.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenues are derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results from operations could be harmed. We do not expect to diversify our product offerings in the foreseeable future and are reducing our product offerings as part of our restructuring initiatives so that we focus on just our core products. By limiting our product offerings in the future, we will likely increase the risks associated with not having a diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

Historically, we have experienced a concentration of revenues through certain of our channel partners to customers. In the three months ended March 31, 2004 and 2003, there was a high concentration of revenues through a number of system integrators to the U.S. Department of Defense. Many of our contracts with our significant channel partners are short-term. If any of these channel partners did not renew their contract upon expiration, or if there was a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

In the three months ended March 31, 2004 one customer accounted for 22% of revenues. In the three months ended March 31, 2003, three customers accounted for 65% of revenues. Our customers consist primarily of system integrators, resellers, distributors and OEMs. We ship product to the U.S. Department of Defense exclusively through system integrators. In the three months ended March 31, 2004 and the year ended December 31, 2003, we shipped product to many departments within the U.S. Department of Defense through system integrators such as Northrop Grumman. Our subcontract agreement with Northrop Grumman expires in August 2004. We cannot be certain the subcontract agreement with Northrop Grumman will be renewed or extended.

In the aggregate, the U.S. Department of Defense, as an end-user, accounted for approximately 17% and 59% of our consolidated revenues in the three months ended March 31, 2004 and 2003, respectively. One department within the U.S. Department of Defense accounted for 10% of consolidated revenues during three months ended March 31, 2004 and three departments within the U.S. Department of Defense each accounted for 10% of consolidated revenues during the three months ended March 31, 2003. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales are a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers from those countries to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. In the three months ended March 31, 2004 and 2003, markets outside of North America accounted for 61% and 32% of consolidated revenues, respectively.

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

As a consequence of the some of the acquisitions we previously made, we have been required to take charges to earnings associated with the impairment of goodwill and other intangibles, write-downs of property and equipment and losses from discontinued operations. We may make additional strategic acquisitions of companies, products or technologies in the future in order to implement our business strategy. If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions and we may be required to take future charges to earnings. Additionally, as we experienced following our acquisition of Authentic8 International Inc. in 2001, disputes may arise regarding representations and warranties, indemnities, earn-outs and other provisions in acquisition agreements, which can lead to expensive and time-consuming litigation. For the foregoing reasons, acquisitions may subject us to unanticipated.

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

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such a coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

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

In the three months ended March 31, 2004, approximately 75% of our revenues were invoiced in U.S. dollars. In the three months ended March 31, 2003, nearly all of our revenues were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our cost of revenues and operating expenses are denominated in other currencies.

In the first quarter of 2004 the net foreign exchange gain was $410 thousand. The fluctuation if the U.S. dollar against the local functional currencies in the first quarter of 2004 caused this net foreign exchange gain, which resulted primarily from revaluation of the assets and liabilities denominated in currencies other than the functional currency. In the first quarter of 2003, the net foreign exchange loss was $216 thousand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and equivalent holdings. The interest rate risk that we may be able to obtain on investment securities will depend on market conditions at that time and may differ from the rates we have secured in the past.

On March 31, 2004, we held $45.6 million of cash and equivalents and $176.4 million in short-term investments. Our cash and equivalents consist primarily of money-market funds and our short-term investments are primarily comprised of government and government agency securities. We currently have the ability and intention to hold our fixed investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% increase in market rates would not be expected to have a material effect on the fair value of our portfolio.

ITEM 4. Controls and Procedures

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

On February 3, 2004, the registrant furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release announcing the registrant’s preliminary results of operations for the quarter and year ended December 31, 2003 and announcing the resignation of the registrant’s Chief Executive Officer.

On February 12, 2004, the registrant furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release announcing the registrant’s results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on this 7th day of May 2004.

ACTIVCARD CORP.

By:	/s/ Blair W. Geddes

Blair W. Geddes Vice President and Chief Financial Officer