Form 10-Q
period 2004-06-30
ACTIVCARD CORP
filed 2004-08-09
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50223

ActivCard Corp.

(Exact name of Registrant as specified in its charter)

Delaware	45-0485038
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6623 Dumbarton Circle, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 574-0100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 31, 2004, the Registrant had outstanding 42,465,875 shares of Common Stock.

ACTIVCARD CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTIVCARD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,050	$33,599
Short-term investments	194,795	195,135
Accounts receivable, net	6,229	3,364
Other receivables	1,808	2,372
Inventories	2,020	2,744
Prepaid and other current assets	1,556	1,082

Total current assets	222,458	238,296

Property and equipment, net	4,325	4,498
Restricted investments	580	551
Investment in Aspace Solutions Limited	—	5,816
Other intangible assets, net	2,811	1,825
Other long-term assets	832	793
Goodwill	19,462	15,322

Total assets	$250,468	$267,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,389	$1,412
Short-term borrowings	1,361	—
Accrued compensation and related benefits	6,719	6,261
Current portion of accrual for restructuring, business realignment, and severance benefits	1,662	892
Accrued and other current liabilities	3,271	3,654
Deferred revenue	4,063	2,875

Total current liabilities	18,465	15,094

Accrual for restructuring, business realignment, and severance benefits, net of current portion	3,562	3,859
Long-term deferred rent	1,147	1,056

Total liabilities	23,174	20,009

Minority interest	1,445	1,513

Shareholders’ equity:
Preferred shares-$0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock-$0.001 par value; 75,000,000 shares authorized, 42,455,552 issued and outstanding at June 30, 2004; 42,114,646 issued and outstanding at December 31, 2003	399,814	398,004
Deferred employee stock-based compensation	(820)	(211)
Accumulated deficit	(158,537)	(139,398)
Accumulated other comprehensive loss	(14,608)	(12,816)

Total shareholders’ equity	225,849	245,579

Total liabilities and shareholders’ equity	$250,468	$267,101

(1)	Derived from audited consolidated financial statements.

See notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Hardware	$3,965	$4,530	$7,762	$10,015
Software	4,044	3,437	6,041	9,633
Maintenance and support	1,482	1,555	2,991	2,941

Total revenue	9,491	9,522	16,794	22,589

Cost of revenue:
Hardware	2,480	3,725	4,296	7,509
Software	1,042	4,752	1,773	5,840
Maintenance and support	630	319	1,108	619

Total cost of revenue	4,152	8,796	7,177	13,968

Gross profit	5,339	726	9,617	8,621
Operating expenses:
Sales and marketing	7,109	4,999	13,234	10,252
Research and development	3,859	4,558	8,243	9,108
General and administrative	2,261	1,687	3,639	3,087
Restructuring, business realignment, and severance benefits	1,522	345	2,709	1,292
In-process research and development	383	—	383	—
Amortization of acquired intangible assets	154	151	268	303
Write-down of acquired intangible assets	—	758	—	758
Re-incorporation expenses	—	121	—	1,066

Total operating expenses	15,288	12,619	28,476	25,866

Loss from operations	(9,949)	(11,893)	(18,859)	(17,245)
Other income (expenses):
Interest income, net	958	1,126	1,974	2,371
Equity in net loss of Aspace Solutions Limited	(859)	—	(2,431)	—
Other income (expenses), net	(571)	46	(161)	(170)

Total other income (expenses), net	(472)	1,172	(618)	2,201

Loss from operations before income tax benefit (provision), minority interest, and other investors’ interest in Aspace Solutions Limited	(10,421)	(10,721)	(19,477)	(15,044)
Income tax benefit (provision)	17	(21)	(38)	(83)
Minority interest	49	550	84	599
Other investors’ interest in Aspace Solutions Limited	292	—	292	—

Loss from continuing operations	(10,063)	(10,192)	(19,139)	(14,528)
Loss from discontinued operations	—	—	—	(228)

Net loss	$(10,063)	$(10,192)	$(19,139)	$(14,756)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	523	486	116	1,751
Unrealized gain (loss) on short-term investments	(2,160)	185	(1,908)	95
Unrealized loss on cash flow hedges	—	(4)	—	(4)

Comprehensive loss	$(11,700)	$(9,525)	$(20,931)	$(12,914)

Basic and diluted loss per share:
From continuing operations	$(0.24)	$(0.25)	$(0.45)	$(0.36)
From discontinued operations	—	—	—	(0.01)

Net loss per share	$(0.24)	$(0.25)	$(0.45)	$(0.37)

Shares used to compute basic and diluted loss per share	42,187	40,056	42,266	40,334

See notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(19,139)	$(14,528)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,066	1,739
Amortization of acquired intangible assets	268	303
Equity in net loss of Aspace Solutions Limited	2,431	—
In-process research and development	383	—
Loss on disposal of property and equipment	164	—
Amortization of employee stock-based compensation	151	529
Minority interest	(84)	(599)
Other investors’ interest in Aspace Solutions Limited	(292)	—
Write-down and disposal of property and equipment	—	1,684
Write-down of acquired intangible assets	—	758
Other non-cash items, net	—	490
Non-cash restructuring and business realignment expenses	—	520
Changes in:
Accounts receivable	(2,924)	4,718
Other receivables	551	(378)
Inventories	560	949
Prepaid and other current assets	(180)	578
Accounts payable	(191)	(611)
Accrued compensation and related benefits	(337)	(477)
Accrual for restructuring, business realignment, and severance benefits	481	(204)
Accrued and other current liabilities	(400)	(330)
Deferred revenue	1,315	(810)
Deferred rent	65	43

Net cash used in continuing operations	(16,112)	(5,626)
Net cash used in discontinued operations	—	(106)

Net cash used in operating activities	(16,112)	(5,732)

Cash flows from investing activities:
Purchases of property and equipment	(779)	(625)
Purchases of short-term investments	(116,820)	(149,495)
Proceeds from sales and maturities of short-term investments	115,353	110,048
Investment in Aspace Solutions Limited	(458)	—
Other long-term assets	(49)	(223)

Net cash used in investing activities	(2,753)	(40,295)

Cash flows from financing activities:
Proceeds from sale of common stock	1,046	3,424
Increase in short-term borrowings	421	—
Repayment of long-term debt	—	(15)

Net cash provided by financing activities	1,467	3,409
Effect of exchange rate changes on cash	(151)	922

Net decrease in cash and cash equivalents	(17,549)	(41,696)
Cash and cash equivalents, beginning of period	33,599	158,880

Cash and cash equivalents, end of period	$16,050	$117,184

See notes to unaudited condensed consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivCard Corp. and its subsidiaries (Company). The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Reclassifications—Certain reclassifications have been made to the 2003 condensed consolidated financial statement to conform to the 2004 presentation. These reclassifications had no effect on reported net loss or shareholders’ equity.

2. Stock Based Compensation Plans

The Company is required to report pro forma earnings as if the Company had accounted for its stock-based awards to employees under the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. For purposes of pro forma reporting the fair value of stock-based awards to employees is calculated using the Black-Scholes options pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the terms and characteristics of the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair value of stock-based compensation to the Company’s employees is based on the single option valuation approach. Forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Estimated life (in years)	4.4	4.4	4.4	4.4
Risk-free interest rate	3.8%	2.5%	3.7%	2.5%
Volatility	55%	45%	54%	38%

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net loss	$(10,063)	$(10,192)	$(19,139)	$(14,756)
Add employee stock-based compensation included in reported net loss	90	231	151	529
Deduct employee stock-based compensation determined under the fair value method for all awards	(522)	(2,692)	(726)	(5,305)

Pro forma net loss	$(10,495)	$(12,653)	$(19,714)	$(19,532)

Basic and diluted loss per share:
As reported	$(0.24)	$(0.25)	$(0.45)	$(0.37)
Pro forma	$(0.25)	$(0.32)	$(0.47)	$(0.48)

3. Investment in Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in Aspace Solutions Limited (Aspace), a developer of secure multi-channel data management systems based in London, England. The Company purchased 38,140 common shares of Aspace from existing shareholders for £954,000 (£25.00 per share) or $1.6 million. In connection with the acquisition of common shares, the Company also provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, bearing interest at 6% per annum. If all or part of the senior convertible loan is outstanding on the two-year anniversary date or if the senior convertible loan covenants are breached, the Company has the right to convert the loan at any time thereafter into common shares of Aspace at a price of £25.00 per share.

In December 2003, the Company provided Aspace with an additional two-year loan facility in the amount of £1.0 million or $1.7 million, bearing interest at 6% per annum and repayable on November 30, 2005. In connection with the additional loan, the Company received shares and warrants convertible into 21,245 newly issued shares of Aspace at a price of £0.01 per share. The Company exercised the warrant conversion rights in December 2003 increasing its ownership to 59,385 common shares or 49% of the outstanding common shares of Aspace. In the event that the senior convertible loan, excluding accrued interest, is converted into common shares, an additional 100,000 new common shares of Aspace would be issued to the Company thereby increasing its ownership to approximately 72% of the voting shares.

In May 2004, the Company provided Aspace with an additional loan of £250,000 or $458,000 payable upon demand. Aspace has incurred losses to date and management anticipates continuing losses from Aspace over the balance of the current fiscal year. Prior to the May 2004 loan, the authoritative accounting guidance required the Company to record 100% of the net losses incurred by Aspace despite holding less than a controlling interest because the investments of other shareholders have been fully applied to previous losses. During the three and six months ended June 30, 2004, the Company recorded $859,000 and $2.4 million for losses incurred by Aspace. These losses represented 100% of the net losses incurred by Aspace for the respective periods ended May 27, 2004.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

The May 2004 loan constituted a reconsideration event in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. The Company’s variable interest in Aspace will absorb a majority of Aspace’s expected losses. As a result, effective May 27, 2004, the Company is required to consolidate the financial results of Aspace. The Company is not obligated to provide additional financing to Aspace in the future. Fair value of Aspace’s equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. Fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The value of the intangible assets were established effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

Current assets	$214
Property and equipment	212
Other intangible assets subject to amortization:
Developed technology	1,246
Customer relationships	100
In-process research and development costs	383
Goodwill	4,140

Total assets recorded upon consolidation	6,295
Current liabilities	(1,979)
Other investors’ interest	(292)

Net assets consolidated	$4,024

Other intangible assets will be amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense for the period ended June 30, 2004 was $42,000.

Approximately $383,000 of the Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of consolidation, the project had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to the project was expensed in operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

On the date of consolidation the Company recorded a liability of $292,000 related to other investors’ 51% interest in Aspace. Authoritative accounting guidance requires an allocation of the net loss of Aspace to the other investors to the extent they have net equity in Aspace that is recorded as a liability on the balance sheet of the Company. For the period May 27, 2004 to June 30, 2004 the Aspace loss recorded by the Company in its statements of operations was $1.2 million. The other investors’ share in the loss was limited to $292,000, the amount of their share in the equity of Aspace. As a result, the other investors’ net equity in Aspace was reduced to zero as of June 30, 2004.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

Aspace currently has 48 employees located in London, England. The carrying amount and classification of consolidated assets that are collateral to Aspace’s obligations as of June 30, 2004 are summarized as follows (in thousands):

Current assets	$139
Property and equipment	230
Other intangible assets subject to amortization:
Developed technology	1,207
Customer relationships	97

$1,673

The Company holds a priority lien on all of the assets of Aspace. On an unconsolidated basis, the carrying value of ActivCard’s investment in Aspace, including loans receivable, amount to $4.0 million, which represents the maximum book value exposure to loss as a result of the Company’s investment in Aspace at June 30, 2004.

Other short-term borrowings:

At June 30, 2004 Aspace has an overdraft with its bank for £501,000 or $908,000. Borrowings are payable upon demand and bear interest at bank’s base rate plus 2.75% (7.25% at June 30, 2004) per annum. The borrowings are personally guaranteed by three non-ActivCard shareholders of Aspace.

Aspace also has a secured line-of-credit with a private lender for amounts up to £500,000 or $906,000. Borrowings at June 30, 2004 were £250,000 or $453,000 and bear interest at 6% per annum. Amounts borrowed are due on January 14, 2005 or immediately upon a transfer of an interest in shares held by three non-ActivCard shareholders of Aspace, whichever occurs first. The borrowings are secured by the shares held by three non-ActivCard shareholders of Aspace and a second position lien on all of the assets of Aspace.

4. Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts. Changes in allowance for doubtful accounts were as follows (in thousands):

Balance, December 31, 2002	$525
Amounts charged to expense	16
Recoveries of amounts previously written-off	(8)
Write-offs	(491)

Balance, December 31, 2003	42
Amounts charged to expense	53
Recoveries of amounts previously written-off	(54)

Balance, June 30, 2004	$41

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Components	$896	$660
Finished goods	1,124	2,084

	$2,020	$2,744

6. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
	June 30, 2004
Developed technology	$8,492	$6,179	$2,313
Patents	661	391	270
Customer contracts	487	308	179
Trade names and trademarks	157	108	49

	$9,797	$6,986	$2,811

	December 31, 2003
Developed technology	$7,246	$5,936	$1,310
Patents	661	299	362
Customer contracts	387	290	97
Trade names and trademarks	157	101	56

	$8,451	$6,626	$1,825

Estimated future amortization of other intangible assets as of June 30, 2004 is as follows (in thousands):

Year ending December 31,
2004 (remaining 6 months)	$531
2005	1,028
2006	846
2007	378
2008	6
Thereafter	22

Total	$2,811

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

7. Goodwill

Changes in goodwill during the six months ended June 30, 2004 are as follows (in thousands):

Balance, December 31, 2003	$15,322
Goodwill recorded on the consolidation of Aspace (see Note 3)	4,140

Balance, June 30, 2004	$19,462

8. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, December 31, 2002	$43
Warranty costs incurred	(73)
Additions related to current period sales	198
Adjustments to reserve related to prior period sales	80

Balance, December 31, 2003	248
Warranty costs incurred	(75)
Additions related to current period sales	19
Adjustments to reserve related to prior period sales	(8)

Balance, June 30, 2004	$184

9. Restructuring and Business Realignment

2002 Restructuring Plan

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over a nine-year period ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming current market lease rates and vacancy periods.

2003 Restructuring Plan

In March 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, nine were in sales and marketing, seven were in research and development, and one was in manufacturing and logistics. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. All expenses related to this restructuring plan have been paid by March 31, 2004.

2004 Restructuring Plan

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources to selling and marketing functions. The plan includes a reduction in workforce that will result in the termination of approximately 100 employees, closure of five facilities, and

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

termination of a non-strategic project under an existing agreement. The non-strategic project was terminated during the three months ended March 31, 2004. Of the total positions to be eliminated, 74 employees have been terminated as of June 30, 2004 of which 12 were in sales and marketing, 44 in research and development, 2 in manufacturing and logistics, and 16 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The Company expects to pay the remaining workforce reduction liabilities and terminate the remaining approximately 26 employees by December 31, 2004. The Company also expects to vacate its Canada office by December 31, 2004 and additional charges are expected once a cease use date had been established.

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring		2003 Restructuring Workforce Reduction	2004 Restructuring		Total
	Facility Exit Costs	Workforce Reduction		Workforce Reduction	Project Termination
Balance, December 31, 2002	$5,077	$219	$—	$—	$—	$5,296
Provision for restructuring and business realignment costs	111	—	1,347	—	—	1,458
Adjustments to accruals for changes in estimates	—	42	(3)	—	—	39
Cash payments	(681)	(261)	(580)	—	—	(1,522)
Non-cash charges	—	—	(520)	—	—	(520)

Balance, December 31, 2003	4,507	—	244	—	—	4,751
Provision for restructuring and business realignment costs	—	—	—	1,147	40	1,187
Cash payments	(167)	—	(244)	(545)	(40)	(996)

Balance, March 31, 2004	4,340	—	—	602	—	4,942
Provision for restructuring and business realignment costs	—	—	—	1,522	—	1,522
Cash payments	(185)	—	—	(1,055)	—	(1,240)

Balance, June 30, 2004	4,155	—	—	1,069	—	5,224
Less current portion	593	—	—	1,069	—	1,662

Long-term portion	$3,562	$—	$—	$—	$—	$3,562

10. Re-incorporation Expenses

During the three and six months ended June 30, 2003 the Company incurred $121,000 and $1.1 million, respectively, in re-incorporation charges related to the change in domicile of the publicly listed company from the Republic of France to the United States. The change in domicile was completed in February 2003. The charges consisted primarily of share cancellation expenses and legal, audit, and other professional fees associated with the regulatory filings with the Securities and Exchange Commission and the Belgian Banking and Finance Commission.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

11. Discontinued Operations

On February 15, 2002 the Company executed its plan to dispose of the hosting operations of Authentic8 International Inc. (Authentic8), a wholly owned subsidiary. On February 12, 2003, the Company entered into an agreement with a third-party for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with the third-party, have been included in the loss from discontinued operations in the accompanying condensed consolidated statement of operations.

Results of the discontinued operations related to the disposal of the hosting operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$76

Loss from discontinued operations consist of operating loss	$—	$—	$—	$228

12. Loss Per Share

During the three and six months ended June 30, 2004 and 2003 the Company had securities outstanding which could potentially dilute earnings per share. However, these securities were excluded from the computation of diluted earnings per share because the effect of including them would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Outstanding options	428	1,722	459	1,403
Restricted stock	36	—	18	—

Total	464	1,722	477	1,403

13. Indemnification and Contingencies

Indemnification—The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a U.S. patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at June 30, 2004 or December 31, 2003.

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

The Company maintain directors and officers liability insurance designed to indemnify its executive officers for certain events and occurrences while the officer or director is, or was, serving at its request in such capacity. No liability for these indemnification obligations has been recorded at June 30, 2004 or December 31, 2003.

At the Company’s discretion and in the ordinary course of business, it subcontracts the performance of certain services. Accordingly, the Company enters into standard indemnification agreements with its customers to indemnify them for damage caused by its subcontractors. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. In addition, the Company has insurance policies that enable it to recover a portion of any such claim. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification obligations has been recorded at June 30, 2004 or December 31, 2003.

Contingencies—From time to time, the Company has been named as a defendant in legal actions arising from normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

14. Major Customers

One customer accounted for 20% of accounts receivable at June 30, 2004. Two other customers each accounted for 11% of accounts receivable at December 31, 2003.

The following accounted for more than 10% of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer A	16%	14%	13%	13%
Customer B	11%	—%	—%	—%
Customer C	—%	—%	11%	—%
Customer D	—%	17%	—%	32%
Customer E	—%	17%	—%	13%

ACTIVCARD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

15. Segment Information

The Company operates in one reportable segment of digital identity solutions. The following summarizes information by geography (in thousands):

	Europe	North America	Asia Pacific	Total
Three months ended June 30, 2004:
Total revenue	$4,010	$4,202	$1,279	$9,491
Net loss	(3,071)	(7,250)	258	(10,063)
Three months ended June 30, 2003:
Total revenue	$3,270	$5,644	$608	$9,522
Net loss	(3,136)	(7,008)	(48)	(10,192)
Six months ended June 30, 2004:
Total revenue	$8,246	$7,041	$1,507	$16,794
Net loss	(6,573)	(12,412)	(154)	(19,139)
Six months ended June 30, 2003:
Total revenue	$6,725	$14,558	$1,306	$22,589
Net loss	(5,915)	(7,997)	(844)	(14,756)
June 30, 2004:
Goodwill	$5,935	$13,420	$107	$19,462
Long-lived assets	3,730	4,576	242	8,548
Total assets	18,754	229,044	2,670	250,468
December 31, 2003:
Goodwill	$1,795	$13,420	$107	$15,322
Long-lived assets	8,517	4,719	247	13,483
Total assets	19,364	245,452	2,285	267,101

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

Our objective is to be a leading provider of secure digital identity and authentication systems and products for secure remote access, single sign-on and digital identity card solutions. Our scalable systems and strong authentication solutions are trusted by organizations – from governments to enterprises around the world. We develop, market and support digital identity systems that enable our customers to issue, use and maintain digital identities in a secure, manageable and reliable manner. We market our solutions to government, financial institutions, network service providers, and enterprise customers directly through our own sales organization and indirectly through system integrators, resellers, and original equipment manufacturers.

Our financial results for the three and six months ended June 30, 2004 and 2003 were affected by certain significant events that should be considered in comparing these periods.

We have restructured and re-aligned our business in February 2002, March 2003, and March 2004. Our operating expenses have included significant charges associated with workforce reduction and other related expenses. We expect to incur additional charges of $1.1 million related to workforce reduction and facility exit costs during the remainder of fiscal 2004. Additionally, we expect to pay cash of $1.3 million related to our restructurings during the remainder of fiscal 2004.

From July 2003 to May 2004 we have invested in Aspace Solutions Limited (Aspace), a developer of secure multi-channel data management systems. Our condensed consolidated financial statements include 100% of the losses of Aspace for the period July 2003 through May 2004 as equity in net loss of Aspace. In accordance with Statement of Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities, effective May 27, 2004 we have consolidated the results of operations of Aspace in our condensed consolidated financial statements. Our condensed consolidated statements of operations include the results of Aspace from the date of consolidation.

Comparison of Three and Six Months Ended June 30, 2004 and 2003

Total Revenue. Total revenue, period-over-period changes, and mix by type are as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2004	2003		2004	2003
Hardware	$3,965	$4,530	(12)%	$7,762	$10,015	(22)%
Software	4,044	3,437	18%	6,041	9,633	(37)%
Maintenance and support	1,482	1,555	(5)%	2,991	2,941	2%

Total revenue	$9,491	$9,522	—	$16,794	$22,589	(26)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hardware	42%	48%	46%	44%
Software	43	36	36	43
Maintenance and support	15	16	18	13

Total revenue	100%	100%	100%	100%

Total revenue decreased by $31,000 and $5.8 million or 26% during the three and six months ended June 30, 2004, compared with the three and six months ended June 30, 2003, respectively.

Hardware Revenue. Hardware revenue decreased by $565,000 or 12% and $2.3 million or 22% during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, respectively, primarily due to a decline in purchases of smart card readers by the U.S. Department of Defense. We expect smart card reader revenues to continue at current levels throughout the remainder of fiscal 2004. The decline in hardware revenues for the comparative periods also reflected a decline in purchases of our authentication tokens primarily by a major European financial institution.

Software Revenue. Software revenue increased by $607,000 or 18% and decreased by $3.6 million or 37% during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, respectively. The increase in software revenue for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to increased sales of our client software to the U.S. Department of Defense. The decrease in software revenue for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily a result of a significant decline in purchases of our client software by the U.S. Department of Defense in the first quarter of 2004 compared to the first quarter of 2003.

Maintenance and Support Revenue. Maintenance and support revenue consists of maintenance, training, and consulting. Maintenance and support revenue decreased by $73,000 or 5% and increased by $50,000 or 2% during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, respectively. The changes were primarily due to maintenance contract renewals from a growing installed base of customers.

Total Cost of Revenue. Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of hardware revenue	$2,480	$3,725	$4,296	$7,509
As a percentage of hardware revenue	63%	82%	55%	75%

Cost of software revenue	1,042	4,752	1,773	5,840
As a percentage of software revenue	26%	138%	29%	61%

Cost of maintenance and support revenue	630	319	1,108	619
As a percentage of maintenance and support revenue	43%	21%	37%	21%

Total cost of revenue	$4,152	$8,796	$7,177	$13,968

As a percentage of total revenue	44%	92%	43%	62%

Total cost of revenue decreased by $4.6 million and $6.8 million during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, respectively.

Cost of Hardware Revenue. Cost of hardware revenue includes costs associated with manufacturing and shipping of product, logistics, operations, and adjustments to warranty and inventory reserves. Cost of hardware revenue as a percentage of related hardware revenue decreased from 82% and 75% during the three and six months ended June 30, 2003 to 63% and 55% during the three and six months ended June 30, 2004, respectively. The percentage decrease primarily was due to a shift in hardware product mix sold, which reflects lower smart card reader revenues relative to authentication token revenues. The majority of our smart card reader revenues reflect original equipment manufacturer product as opposed to our authentication tokens, which is our own product and which have a higher gross margin. We currently expect cost of hardware revenue, during the three months ending September 30, 2004, to remain consistent with the same percentage levels as that experienced in the three months ended June 30, 2004.

Cost of Software Revenue. Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, and royalties. Cost of software revenue as a percentage of related software revenue decreased from 138% and 61% during the three and six months ended June 30, 2003 to 26% and 29% during the three and six months ended June 30, 2004, respectively. The decrease in gross margin in 2003 is attributable primarily to management’s decision in June 2003 to terminate certain non-core activities that resulted in charges to cost of sales for asset write-downs of $3.7 million. The actions taken included: (1) discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; (2) termination of a service offering whereby we would have hosted PKI digital certificate issuance; and (3) consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the three and six months ended June 30, 2003. Additional decline in margin from 2003 is due to a higher amount of off-the-shelf software sales in 2003 compared to a higher amount of customized software sales in 2004 which has a lower margin. We currently expect cost of software revenue, during the three months ending September 30, 2004, to remain at approximately the same dollar levels as that experienced in the three months ended June 30, 2004.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue increased from 21% each during the three and six months ended June 30, 2003 to 43% and 37% during the three and six months ended June 30, 2004, respectively, primarily due and increased requirement for third-level support from our engineering staff to support custom developed card issuance and management infrastructure systems. We expect our cost of maintenance and support revenue during the three months ending September 30, 2004 to be flat on a dollar basis compared with the three months ended June 30, 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions, travel, depreciation, costs associated with marketing programs and promotions, and an allocation of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales and marketing	$7,109	$4,999	$13,234	$10,252
Percentage change from comparable prior period	42%		29%
As a percentage of total revenue	75%	52%	79%	45%
Head count at June 30	89	78

Sales and marketing expenses increased by $2.1 million or 42% and $3.0 million or 29% during the three and six months ended June 30, 2004 compared with the corresponding periods a year earlier. The increase in absolute dollars resulted principally from an increase in spending related to marketing communications. Sales and marketing expenses as a percentage of total revenue increased from 52% and 45% during the three and six months ended June 30, 2003 to 75% and 79% during the three and six months ended June 30, 2004, respectively. We expect sales and marketing expenses during the three months ending September 30, 2004, to increase slightly in absolute dollars as a result of increase in sales and increase in marketing communications activities.

Research and Development. Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and an allocation of facilities and information technology costs.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development	$3,859	$4,558	$8,243	$9,108
Percentage change from comparable period	(15)%		(9)%
As a percentage of total revenue	41%	48%	49%	40%
Head count at June 30	115	150

Research and development expenses decreased by $699,000 or 15% and $865,000 or 9% during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, respectively. The decrease in absolute dollars resulted principally from lower head count as a result of our restructuring in March 2004. We anticipate research and development spending to decrease during the three months ending September 30, 2004, primarily due to the departure of additional personnel terminated as part of the restructuring plan.

General and Administrative. General and administrative expenses consist primarily of personnel costs for administration, accounting, finance, human resources and legal, as well as professional fees related to legal, audit, accounting, transfer agent fees, stock exchange listing fees, costs associated with Sarbanes-Oxley compliance, director and officers insurance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
General and administrative	$2,261	$1,687	$3,639	$3,087
Percentage change from comparable period	34%		18%
As a percentage of total revenue	24%	18%	22%	14%
Head count at June 30	41	48

General and administrative expenses increased by $574,000 or 34% and $552,000 or 18% during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, respectively. The increase in absolute dollars was primarily due to the settlement of threatened litigation and related legal fees as well as increased staffing costs during the transition of finance activities from Canada to the United States. During the three months ending September 30, 2004 we anticipate general and administrative costs to be comparable to the three months ended June 30, 2004 primarily due to an increase of costs associated with Sarbanes-Oxley compliance offset by the reduction in settlement of threatened litigation.

In May 2004, we granted 110,000 shares of restricted stock to our new CEO of which 100,000 are subject to variable accounting because certain performance measures must be achieved for the shares to vest. Under variable accounting rules the amount of compensation expense associated with these shares is adjusted at each reporting date until the performance measures are resolved. An increase in our share price would result in an increase in future compensation expense.

Restructuring, Business Realignment, and Severance Benefits. During the three and six months ended June 30, 2004, we recorded a restructuring charge of $1.5 million and $2.7 million, respectively, related to our March 2004 restructuring plan to terminate the employment of certain employees, including our former chief executive officer, to close facilities in India, Singapore, Australia and Japan and to terminate certain projects. During the three months ended June 30, 2003, we recorded a restructuring charge of $345,000 and $1.3 million, respectively, related to our March 2003 restructuring plan to terminate the employment of certain employees. We expect to pay approximately $1.3 million in cash related to our restructurings during the remainder of fiscal 2004. We also expect to record additional restructuring charge of $1.1 million during the remainder of fiscal 2004 related to the termination of personnel and vacating of our office in Canada.

In-process Research and Development. During the three months ended June 30, 2004 we expensed $383,000 related to our consolidation of Aspace. Costs associated with the purchase of in-process technology were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of consolidation. No such charges were recorded during any of the other periods presented.

Approximately $383,000 of the Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of consolidation, the project had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to the project was expensed in operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets includes amortization of purchased technology, customer contracts, trademark and trade name intangibles capitalized in our acquisitions. Amortization increased from $151,000 during the three months ended June 30, 2003 to $154,000 during the three months ended June 30, 2004. Amortization decreased from $303,000 during the six months ended June 30, 2003 to $268,000 during the six months ended June 30, 2004. Changes in amortization are due to additional amounts capitalized in the consolidation of Aspace. During the three months ending September 30, 2004 we expect to amortize approximately $224,000 of acquired intangible assets, absent further acquisitions or impairments.

Write-down of Acquired Intangible Assets. During June 2003 management identified indicators of impairment of the then remaining acquired intangible assets. These indicators included changes to our strategic plans that affected the use of acquired and core technologies and expected revenues from certain acquired contracts. As a result, we recorded a write-down of $758,000 of acquired intangible assets during the three and six months ended June 30, 2003. No such charge was recorded during the three and six months ended June 30, 2004.

Re-incorporation Expenses. During the three and six months ended June 30, 2003 we incurred charges of $121,000 and $1.1 million related to the change in our domicile from the Republic of France to the United States, which was completed in February 2003. The charges consisted primarily of share cancellation expenses and professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the Securities and Exchange Commission and the Belgian Banking and Finance Commission.

Total Other Income (Expenses), Net. Total other income (expenses), net is primarily composed of interest income on our cash, cash equivalents and short-term investments, equity in net loss of Aspace, and foreign exchange losses. Interest income during the three and six months ended June 30, 2004 was $1.0 million and $2.0 million, respectively, compared with $1.1 million and $2.4 million during the three and six months ended June 30, 2003, respectively. The decline in the interest income was due to our use of cash in operations during the past year, as well as a continued decline in the yield on our investments. During the three and six months ended June 30, 2004 we recorded equity in net loss of Aspace of $859,000 and $2.4 million, respectively, related to our investment in Aspace. Effective May 2004, the financial results of Aspace have been consolidated in our financial statements. Effective January 2004 we have stopped entering into hedging contracts. During the three and six months ended June 30, 2004 we recorded other expenses of $571,000 and $161,000, respectively, consisting primarily of foreign exchange losses. During the three and six months ended June 30, 2003 we recorded foreign exchange gain of $46,000 and expense of $170,000, respectively.

Income Tax Benefit (Provision). We recorded income tax benefit of $17,000 and expense of $38,000 during the three and six months ended June 30, 2004, respectively, compared with an expense of $21,000 and $83,000 during the three and six months ended June 30, 2003, respectively. The decrease in the income tax expense was due to our net loss during the period while still paying foreign income tax and certain minimum state franchise tax.

Minority Interest. In February 2003, we completed the change in domicile of the publicly listed company, ActivCard S.A., from the Republic of France to the United States. In July 2003 we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The minority interest in ActivCard S.A. is approximately 0.6% representing outstanding common shares and American Depositary Shares of ActivCard S.A. that were not exchanged as of June 30, 2004. Minority interest of $49,000, $84,000, $550,000 and $599,000 during the three and six months ended June 30, 2004 and 2003, respectively, represents the minority interest share in the consolidated net loss of ActivCard S.A. The decline in the minority interest from 2003 to 2004 is due to the decline in the outstanding shares from 5.2% to 0.6%.

Other Investors’ Interest in Aspace Solutions Limited. Other Investors’ interest in Aspace represents the 51% share of the other equity holders in Aspace. Effective May 27, 2004, in accordance with the provisions of FIN 46R, we consolidated the financial statements of Aspace into our financial statements. The reduction in our loss of $292,000 during the three and six months ended June 30, 2004 represents the other investors’ share of the loss of Aspace as recorded by us.

Loss from Discontinued Operations. On February 15, 2002 we executed a plan to dispose of the hosting operations of Authentic8, a wholly-owned subsidiary. On February 12, 2003, we entered into an agreement with a third-party for the disposition of the assets and certain liabilities of the hosting operations of Authentic8. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with the third-party, of $228,000 have been included in the loss from discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004, we held $16.0 million in cash and cash equivalents and $194.8 million in short-term investments, for a total of $210.8 million compared with $228.7 million as of December 31, 2003, a decrease of $17.9 million principally used in our operating activities offset by exercise of stock options, capital expenditures and loans to Aspace.

Our operating activities resulted in net cash outflows of $16.1 million and $5.7 million during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 primary non-cash charges were depreciation and amortization of $1.1 million and equity in net loss of Aspace of $2.4 million. During the six months ended June 30, 2003, the primary non-cash charges were depreciation and amortization of $1.7 million, write-down of property and equipment of $1.7 million, and write-down of acquired intangible assets of $758,000. In addition, increases in assets and decreases in liabilities, except for an increase in deferred revenue, used cash during the six months ended June 30, 2004 as compared with a source of cash from decrease in accounts receivable and use of cash in decreases in liabilities during the six months ended June 30, 2003.

Our investing activities resulted in net cash outflows of $2.8 million and $40.3 million during the six months ended June 30, 2004 and 2003, respectively. Uses of cash during the six months ended June 30, 2004 and 2003 were acquisitions of property and equipment of $779,000 and $625,000, respectively, principally for computer hardware and software, and purchases of short-term investments of $116.8 million and $149.5 million, respectively. Cash outflows also included an investment of $458,000 during the six months ended June 30, 2004 in Aspace. The principal sources of cash during the six months ended June 30, 2004 and 2003 were maturities and sales of short-term investments of $115.4 million and $110.0 million, respectively.

During the six months ended June 30, 2004 and 2003 financing activities provided cash of $1.0 million and $3.4 million from exercises of stock options, respectively. Borrowings by Aspace also provided cash of $421,000 during the six months ended June 30, 2004.

As of June 30, 2004 we had short-term borrowings of $1.4 million related to the consolidation of Aspace.

Long-term Obligations

The following summarizes our obligations as of June 30, 2004 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Fiscal Year Ending December 31,
	2004 (1)	2005	2006	2007	2008	Thereafter
Operating lease payments	$1,642	$3,289	$2,922	$2,584	$2,621	$5,772
Restructuring payments (2)	1,091	—	—	—	—	—

Total	$2,733	$3,289	$2,922	$2,584	$2,621	$5,772

(1)	Represents remaining 6 months of fiscal year
(2)	Exclusive of lease payments included in operating lease amounts

We believe that our cash and cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. The critical accounting policies and estimates are described below.

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements.

Revenues are derived primarily from the sale of software licenses, hardware and service agreements. Revenues from software license agreements are generally recognized upon shipment, provided that:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is probable.

In software arrangements that include hardware products, rights to multiple software products, maintenance and/or other services, we allocate the total arrangement fee among each deliverable, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. We determine vendor specific evidence of fair value (VSOE) of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered.

We do not include acceptance clauses for shrink-wrapped software products such as ActivCard Gold or Trinity client software. Acceptance clauses usually give the customer the right to accept or reject the software after we have delivered the product. However, we have provided certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, we do not recognize revenue until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

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

Service revenues are recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

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

Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. Revenues are derived primarily from the sale of hardware, software, and maintenance and support agreements.

From time-to-time, we develop and license software to customers that requires significant customization, modification or production. For these projects, we recognize revenue in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However future events are subject to change and estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•

Allowance for Doubtful Accounts—We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense on the income statement. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Inventory Valuation—We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand is less than our current projections or if there is a significant change in technology making our current inventory obsolete we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets—We annually review the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required adversely affecting our results of operations.

•	Other Intangible Assets—We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions prove to be different than management’s original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such an impairment in June 2003. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or a write-down in future periods and may adversely affect our results of operations.

•	Goodwill—Under current accounting guidelines we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of December 1, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations.

•	Restructuring, Business Realignment, and Severance Benefits—In connection with our 2002, 2003, and 2004 restructurings we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a project termination based on management estimates. We expect to record an additional restructuring charge of $1.1 million during the remainder of fiscal 2004. Recording of costs associated with vacating facilities require management to estimate future sub-lease income. If the actual future payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and would adversely affect our results of operations.

•

Sales Warranty Reserve—We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. Warranty is provided for in excess of warranty coverage provided by the product assembly contractors. Our standard warranty period is one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results.

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability on an operating basis and we expect to incur operating losses for the remainder of fiscal 2004. During the six months ended June 30, 2004 and 2003, we incurred losses from continuing operations of $19.1 million and $14.5 million, respectively. As of June 30, 2004 our accumulated deficit was $158.5 million, which represents our net losses since inception. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

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

We are currently executing a plan to enhance and improve sales and marketing activities, rationalize research and development projects and general and administrative functions, and consolidate geographic locations. In connection with this plan, we incurred charges of $2.7 million during the six months ended June 30, 2004 for workforce reduction and termination of a non-strategic project. We expect to incur additional charges of $1.1 million related to additional workforce reduction and facility exit costs during the remainder of fiscal 2004. During fiscal 2003 and 2002 we incurred restructuring charges of $1.5 million and $8.6 million, respectively, in connection with restructuring plans to streamline operations, improve efficiency and reduce costs. These restructuring efforts are disruptive to operations and our current efforts may not generate the anticipated cost savings.

Additionally, our current restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or increased difficulties in managing our day-to-day operations. Although we believe that it is necessary to reduce the size and cost of our operations to improve our financial results, a reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

The Sarbanes-Oxley Act of 2002 requires us to document and test our internal accounting controls by the end of 2004 and requires our independent public accountants to attest to our report on these controls. Any delays or difficulty in satisfying these requirements could harm our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to report on our internal controls over financial reporting beginning with our 2004 Annual Report and also requires our independent public accountants to attest to this report. These reporting requirements are new, and thus we are presently unable to predict whether we will have any difficulty either documenting and reporting on our internal controls or obtaining the attestation of our independent public accountants. In addition, the requirements for auditor attestation have changed frequently and materially and the final rules were only recently approved. Further, the demand for competent resources has grown dramatically in response to the Sarbanes-Oxley Act and such demand may exceed available supply. As a result, our independent auditors may decline or be unable to attest to management’s assessment, or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

We have experienced significant turnover in management and this may make it more difficult to execute our business plan.

In May 2004, we announced the appointment of Ben C. Barnes as our Chief Executive Officer. Mr. Barnes replaced our former Chief Executive Officer, who joined us in October 2003 and departed in February 2004. Since February 2004, we have eliminated or consolidated the positions of several other senior-level officers and employees in connection with our restructuring initiatives. The remaining members of our management team have assumed many of the duties of these positions and we are highly dependent on their services. The loss of other members of our senior management team could adversely affect our business and additional turnover in our management team may make it more difficult for us to attract and retain skilled employees in the future.

We have recorded significant write-downs in recent periods for impairment of other intangible assets and may have similar write-downs in future periods.

We recorded an impairment write-down of acquired intangible assets of $758,000 during the second quarter of 2003 and $5.1 million in the fourth quarter of 2002. The impaired assets consisted of developed and core technology, agreements, contracts, and trade names and trademarks. Additionally, we terminated certain non-core activities during 2003, including our biometric hardware product line, hosting of PKI digital certificate issuance, and overlapping product offerings. As a result of these decisions, we recorded charges to earnings of $4.2 million during 2003, which included impairment in value of software licenses included in property and equipment of $1.7 million.

We may terminate additional non-core activities in the future or determine that our long-lived assets, other intangible assets or goodwill have been impaired. Any resulting impairment charges could be significant and could have a material adverse effect on our financial position and results of operations. As of June 30, 2004, we had $4.0 million of other intangible assets and $19.6 million of goodwill accounting for nine percent of our total assets.

We have a non-controlling interest in Aspace Solutions Limited but are required to consolidate the results of operations.

We have a 49% voting control interest in Aspace Solutions Limited (Aspace). To date, Aspace’s product is unproven and has achieved only modest revenues. Further, Aspace has a history of losses and may not have adequate capital to grow its business. Should Aspace fail to execute on its business plan, our operating results and financial condition could be negatively affected. Despite our only owning 49% of the voting control of Aspace, current authoritative accounting guidelines required us to record 100% of Aspace’s losses in our results of operations until May 27, 2004.

On May 27, 2004, we provided Aspace with an additional loan of £250,000 or $458,000. This loan constituted a reconsideration event in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. Accordingly, we determined that Aspace would not be able to finance its operations without additional financial support. Our variable interest in Aspace will absorb a majority of Aspace’s expected losses, although we are not obligated to provide additional financing to Aspace in the future. As a result, effective May 27, 2004, we were required to consolidate the financial results of Aspace. Additionally, because Aspace is expected to continue to operate at a loss, we may determine that it is necessary to fund its operations to preserve the value of our investment. The costs of any ongoing funding may further negatively affect our financial condition and results of operations.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenues are derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We do not expect to diversify our product offerings in the foreseeable future and are reducing our product offerings as part of our restructuring initiatives so that we focus on just our core products. By limiting our product offerings in the future, we will likely increase the risks associated with not having a diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

Our customers consist primarily of system integrators, resellers, distributors and original equipment manufacturers. Historically, we have experienced a concentration of revenues through certain of our channel partners to customers and there has been a high concentration of revenues through a number of system integrators to the U.S. government. We ship product to the U.S. government exclusively through system integrators. Many of our contracts with our significant channel partners are short-term. If any of these channel partners does not renew their contract upon expiration, or if there is a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

The following accounted for more than 10% of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer A	16%	14%	13%	13%
Customer B	11%	—%	—%	—%
Customer C	—%	—%	11%	—%
Customer D	—%	17%	—%	32%
Customer E	—%	17%	—%	13%

During the three and six months ended June 30, 2004 the U.S. government, as an end user, accounted for 38% and 34%, respectively, of total revenue. During the three and six months ended June 30, 2003 the U.S. government, as an end user, accounted for 42% and 52%, respectively, of total revenue. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

We have a long and often complicated sales cycle, which can result in significant revenue fluctuations from quarter to quarter.

The sales cycle for our products is typically long and subject to a number of significant risks over which we have little control. The typical sales cycle is six to nine months for an enterprise customer, and over twelve months for a network service provider or government. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly from period to period. If revenue falls significantly below anticipated levels, our business would be negatively impacted.

Purchasing decisions for our products and systems may be subject to delay due to many factors that are outside of our control, such as:

•	Political and economic uncertainties;

•	Time required for a prospective customer to recognize the need for our products;

•	Time and complexity for us to assess and determine a prospective customer’s IT environment;

•	Significant expense of digital identity products and network systems;

•	Customer’s requirement for customized features and functionalities;

•	Customer’s internal budgeting process; and

•	Internal procedures a customer may require for the approval of large purchases.

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

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for particular operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage to competitors who have been focusing on alternative platforms, form factors and operating systems. If this were to occur, our future growth and operating results could suffer.

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the six months ended June 30, 2004 and 2003 markets outside of North America accounted for 58% and 36%, respectively, of total revenue.

We face a number of risks inherent in doing business in international markets, including among others:

•	Unexpected changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	Export controls relating to encryption technology;

•	Tariffs and other trade barriers;

•	Difficulties in staffing and managing international operations;

•	Changing economic or political conditions;

•	Exposures to different legal standards;

•	Burden of complying with a variety of laws and legal systems;

•	Fluctuations in currency exchange rates; and

•	Seasonal reductions in business activity during the summer months in Europe as well as other parts of the world.

While we prepare our financial statements in U.S. dollars, we have historically incurred a substantial portion of our expenses in Euros. We expect that a significant portion of our expenses will continue to be incurred in Euros and, to a lesser extent, in currencies other than the U.S. dollar. Fluctuations in the value of the Euro and other currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We have made, and we may make additional, acquisitions of companies, products and technologies in the future to implement our business strategy. Acquisitions involve numerous risks, including:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may result in:

•	Recording goodwill and other intangible assets that are subject to impairment testing on a regular basis and can result in potential periodic impairment charges;

•	Increasing our amortization expense;

•	Incurring large and immediate write-offs, and restructuring; and

•	Disputes regarding representations and warranties, indemnities, earn-outs and other provisions in acquisition agreements.

All or some of which can lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions and we may be required to take future charges to earnings. During fiscal 2002 and 2003 we took charges to earnings associated with the impairment of goodwill and other intangible assets, write-downs of property and equipment, and losses from discontinued operations from the some of our acquisitions.

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

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into products of others, to jointly engage in research and development efforts, and to jointly engage in marketing efforts and reseller arrangements. None of these relationships is exclusive, and some of our strategic partners have cooperative relationships with certain of our competitors.

If we are unable to enter into cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be adversely affected. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require the expenditure of significant financial, personnel, and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners which may adversely affect our relationships with our these partners, which could adversely affect our business.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to retain qualified members of our board of directors or executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

Our operating results could suffer if we are subject to an intellectual property infringement claim.

We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restriction on the use of such proprietary rights. There is a risk that our products infringe on the proprietary rights of third parties. While we currently do not believe that our products infringe on proprietary rights of third parties, infringement or invalidity claims may nevertheless be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights. We may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

The threat of new terrorist attacks and the continued weakness in the global economy may cause our company to fail to meet expectations, which could negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of changes in global and domestic economic and political conditions. Capital investment by businesses, particularly investments in new technology, has been experiencing substantial weakness. The threat of new terrorist attacks and the United States’ continued involvement in Iraq have contributed to continuing economic and political uncertainty that could result in a further decline in new technology investments. These uncertainties could cause customers to defer or reconsider purchasing our products or services if they experience a downturn in their business or if there is a renewed downturn in the general economy. Such events could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are exposed to minimal market risks. We do not hold or issue derivatives, derivative commodity instruments, or other financial instruments for trading purposes.

Exchange Rate Sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses internationally. We manage the sensitivity of our international sales by denominating transactions in U.S. dollars. A natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During the six months ended June 30, 2004, approximately 29% of total revenue were invoiced in U.S. dollars. During the six months ended June 30, 2003, nearly all of our revenues were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our cost of revenue and operating expenses are denominated in other currencies.

During the six months ended June 30, 2004 the net foreign exchange loss was $73,000. The fluctuation in the U.S. dollar against the local functional currencies during the period caused this net foreign exchange loss, which resulted primarily from revaluation of the assets and liabilities denominated in currencies other than the functional currency. During the six months ended June 30, 2003 the net foreign exchange loss was $171,000.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At June 30, 2004, we held $16.0 million of cash and cash equivalents and $194.8 million in short-term investments for a total of $210.8 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% increase in market rates would not be expected to have a material effect on the fair value of our portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission rules and forms.

As part of the restructuring plan executed in March 2004, the Company relocated its Finance department to Fremont, CA, changed all of its North America based Finance staff, reduced the number of Finance personnel, and deferred the implementation of a new business system in the quarter. This restructuring affected the Company’s ability to adhere to its regular closing process and may continue to do so in the future. We do not believe that these changes materially affected our internal controls related to financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On June 30, 2004, we sold 110,000 shares of common stock to Ben C. Barnes pursuant to his employment agreement at a price of $0.001 per share. The shares are subject to a right of repurchase in favor of the Company that lapses with respect to 10,000 of the shares after one year of continuous employment and with respect to 100,000 of the shares if certain performance objectives are met during the first year of employment. The offering and sale was made in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
10.15	Employment Agreement, dated May 29, 2004 by and between ActivCard Crop. and Ben C. Barnes

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1. A current report on Form 8-K was furnished on April 29, 2004 reporting our financial results as of and for the three months ended March 31, 2004 and providing guidance for the three months ending June 30, 2004.

2. A current report on Form 8-K was filed on June 1, 2004 reporting the appointment of Ben C. Barnes as our Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivCard Corp. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 9th day of August, 2004.

ACTIVCARD CORP.

By:	/S/ BLAIR W. GEDDES
Blair W. Geddes Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)