Form 10-KT
period 2004-09-30
ACTIVCARD CORP
filed 2004-12-14
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[  ]  Annual Report Pursuant To Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004

OR

[X]  Transition Report Pursuant To Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the transition period from January 1, 2004 to September 30, 2004

Commission File Number 000-50223

ACTIVCARD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	45-0485038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6623 Dumbarton Circle, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 574-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes [ X ] No [    ]

The aggregate market value of Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $296.4 million based upon the closing sales price of the common stock as reported on the Nasdaq National Market on such date. Shares of the Registrant’s common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2004, the Registrant had outstanding 42,636,155 shares of common stock.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders to be held on February 7, 2005.

ACTIVCARD CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR NINE MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2004

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, expected operating results, and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

We develop, market, and support strong authentication and trusted digital identity systems and products that enable our customers to issue, use, and maintain digital identities in a secure, manageable, and reliable manner. Our solutions and products include software and hardware products that facilitate the authentication of a user to a network, a system, or applications through different security devices, such as smart cards, tokens, biometric devices, mobile phones, and personal digital assistants. Our solutions enable organizations to confirm identities before granting access to computer networks, applications, and physical locations.

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for purposes of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. In 2003, ActivCard Corp. completed exchange offers in which holders of ActivCard S.A. securities received shares of ActivCard Corp. common stock. Following completion of the exchange offers, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. ActivCard S.A. was incorporated in 1987 in France. Unless otherwise indicated, references to “ActivCard,” the “Company,” “we,” “us,” and, “our” refer to the consolidated ActivCard group of companies, but excludes Aspace Solutions Limited, a company in the United Kingdom in which we hold a minority interest.

Our headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555. Our telephone number is (510) 574-0100. Additional information about us is available on our website at www.activcard.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and our Proxy Statements, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (SEC). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Background

Networks, including the Internet, allow people, businesses, governments, and other entities to communicate, conduct commerce, and access and share information. Advances in networking have increased productivity and reduced costs dramatically. New technologies are continuing the trend of increased and more flexible access to information and applications. Businesses allow employees and business partners to exchange information, access applications, and conduct transactions from anywhere. Government organizations use the Internet to improve access to services and reduce costs by allowing employees and citizens to access government information, forms, and applications online. Online banking and payments provide a new level of convenience to customers while reducing overall costs.

As network usage and transactions continue to expand, so does the potential for unauthorized access due to fraud and identity theft. New threats, such as phishing attacks, a technique used to gain personal information for purposes of identity theft using fraudulent email messages that appear to come from legitimate businesses that trick the recipient into giving out passwords, are a reminder of the need for trusted digital identification. Historically, organizations have used user names and static passwords as the only method of authenticating users and granting access to their systems. The weak security provided by passwords increases the exposure of enterprise information to access by unauthorized users. As organizations add new enterprise applications and resources, they oftentimes create new user names and passwords to access these resources. Passwords are not only insecure, but they are expensive to maintain. According to one industry expert, estimates for each password lost or reset by company help desk groups cost between $10 and $30.

As businesses move their processes online and extend the enterprise’s boundary beyond corporate firewalls, access cannot be controlled entirely by physical limitations. Additionally, to realize the full potential of networking technologies, businesses need to ensure that they are dealing with authorized users and not imposters. Organizations need to know with confidence that the information on their computers and data transmitted over their networks are secure. While the productivity gains from flexible access are large, the potential losses from unauthorized access are potentially devastating and can include loss of customer confidence, high direct and indirect costs, and regulatory fines.

Historically, identity verification and management has been viewed as security technology and has been considered a cost of doing business. More and more organizations now see security and identity management as a business enabler and, in some cases, as a strategic competitive advantage. Strong authentication allows businesses to confidently transact with individuals by ensuring that they are who they say they are. For example, by implementing strong customer authentication, banks can improve customer service and reduce costs through online banking services. Similarly, by implementing strong employee authentication, companies and government agencies can streamline access to applications and dramatically reduce costs with digital signatures and other technologies regardless of the user location.

Our Solutions

We design, develop, and market complete solutions for secure remote network access, single sign-on services, and multi-function smart card-based enterprise access cards. Our solutions are designed to offer a more cost effective and flexible way to manage user access and authentication. Our solutions include:

Secure Remote Access

Our secure remote access solution primarily provides enterprises low cost tools to identify remote users with certainty before allowing network and application access. The secure remote access solution provides one-time passwords for access to networks. The solution includes:

ActivCard AAA Server is a strong, scalable authentication server offering full Authentication, Authorization, and Administration (AAA) services that integrate into existing network infrastructures. These services protect enterprise assets by validating and tracking a user’s identity across a network accessed from any source. The ActivCard AAA Server enables the deployment of two-factor authentication devices including tokens, soft tokens, Universal Serial Bus (USB) keys, and smart cards as a low-cost solution that is easy to deploy. The ActivCard AAA Server delivers scalable strong authentication based on Light Weight Directory Access Protocol (LDAP) to secure authentication to dial-up access, VPN service, web access, wireless LANs, and Windows login.

ActivCard Tokens and USB Keys are handheld identity devices that provide two-factor authentication for end users. Tokens are used to generate a unique one-time dynamic password that is validated by the ActivCard AAA Server. USB Keys can also generate one-time passwords or carry personal identification number (PIN) or protected public key infrastructure (PKI) credentials. These devices are used by our customers who provide them to their employees or customers to enable secure network access.

Single Sign-On

Single Sign-On (SSO) is an enterprise solution designed to handle credentials and password management for users. As the number of applications being used has increased, so has the need to manage passwords. SSO eliminates the user burden of remembering multitudes of passwords and the frustrating experience of resolving forgotten ones. By leveraging a user’s identity and credentials once during login, SSO establishes the security context for seamless access to applications and resources. Enterprises achieve stronger security, lower help desk costs, and increased employee productivity. The solution includes:

ActivCard Single Sign-On is an enterprise solution solving the burden of too many periodically changing passwords. ActivCard Single Sign-On detects and responds to application logins on behalf of authenticated users. The password management feature automatically handles an application’s request to change passwords with any level of complexity built by the information technology (IT) department.

Single sign-on can also be used with smart cards or USB keys to further increase security and enhance ease of use.

Enterprise Access Cards

Enterprise access cards provide multi-function digital identification by integrating with existing enterprise directories and PKI services to streamline the issuance, usage and administration of smart cards. Once issued, smart cards provide a high level of security with a simple, ATM-like experience for employees. The solution includes:

ActivCard Card Management System is a complete and flexible solution that manages the issuance and administration of multi-function enterprise access smart cards. The ActivCard Card Management System manages cards as well as data, applets, and digital credentials including PKI certificates related to the cards throughout their lifecycle. ActivCard Card Management System reduces the time and costs associated with deploying and maintaining digital identity cards.

ActivClient (formerly known as ActivCard Gold) is a smart card-based digital signature and authentication solution for desktop PCs and workstations. ActivClient is a multi-function security middleware that can be used as a standalone end-user client for securing remote access, local login, email, and other applications or as a key component of the ActivCard Enterprise Access Card Solution. ActivClient works with leading smart cards, operating systems, applications, certificates, authorities, and network environments. Cardholders and administrators benefit from the optimal combination of security, usability, manageability, and deployment capabilities.

ActivCard Smart Card Readers allow customers to use smart cards for both online and offline security. ActivCard Smart Card Readers are standards-based readers for USB and PCMCIA interfaces on computers that provide a way to access smart cards from desktop and notebook computers.

ActivCard JavaCard Applets are software applications that execute on a smart card chip. We provide a variety of applications for managing multiple types of credentials including PIN, PKI, dynamic password, biometrics, static passwords, and data. We offer an open license to the complete interface specification of our smart card applets which allows our system integrator partners to customize solutions for their customers and to easily integrate ActivCard Java Card Applets into their applications. We also provide several development kits related to our applets to allow system integrators, consultants, and developers to leverage the smart card platform and add value to smart card deployments.

Financial Services Solutions

Our financial services solutions allow banks to support a wide range of authentication mechanisms, from static passwords to multi-factor authentication devices including tokens and smart cards, to increase security and reduce costs. Deployment of our software solutions and strong authentication devices increases customer confidence when using online banking services and reduces costs by reducing help desk usage and protecting against fraud and identity theft. Our financial services solutions include:

ActivCard Authentication Server enables back-end strong authentication that is required for secure e-banking services. The ActivCard Authentication Server allows banks to support a wide range of authentication mechanisms, from static passwords to multi-factor authentication devices including tokens and smart cards, to increase security and reduce costs.

ActivCard Authentication Software Development Kit provides a toolkit that integrates with existing systems to simplify the addition of strong authentication.

ActivCard Tokens are handheld identity devices that provide two-factor authentication for end users. Tokens are used to generate a unique one-time dynamic password that is validated by the ActivCard Authentication Server or the ActivCard Authentication Software Development Kit. These devices are used by financial services organizations to allow their customers to access secure online banking services.

ActivReader Solo is a secure smart card reader that, when combined with a smart card, generates one-time passwords for strong two-factor authentication to networks and confidential information for applications such as transaction verification. ActivReader Solo has been certified compliant with the standard secure electronic transmission protocol used by Europay, MasterCard and Visa International (EMV).

Key Advantages

End-to-End secure communications to devices maintains the chain of trust

Digital identities are only as good as the process by which credentials are generated and issued. Any gaps in the communication chain from an issuing authority to the device can compromise the identity. Maintaining the chain of trust is an important requirement for our government customers and, we believe, will be a requirement for other organizations that want to use digital identities in the future. By combining strong authentication solutions with a secure process, we deliver trusted digital identities for organizations that wish to conduct business online and would like to track accountability of business transactions.

Seamless support for multiple forms of authentication

Currently, there are many types of digital authentication, including digital certificates, biometrics, static passwords, and dynamic passwords. By combining these various forms of authentication, organizations can increase the overall strength of authentication. However, not everyone within an organization needs to have the same levels of validation. It is important to balance the need for strong authentication against the level of requirements. Our solutions allow organizations to apply the appropriate level of authentication and change on an as needed basis. For example, organizations can issue one-time password generating tokens to users that only need to access the network remotely while providing smart cards that combine physical and logical security to users that are on-site so that they can securely log into networks, access applications, and enter facilities for which they are authorized.

Consolidating personal credentials and applications

Our technology enables migration and consolidation of multiple credentials and applications onto a single device. The principal benefits being:

•	Eliminating the costs of funding separate programs, managing separate databases, and allocating separate administrative resources;

•	Streamlining the issuance and management of personal data and credentials; and

•	Integrating a variety of physical and logical access services into a single system.

Updating devices after they have been issued to users

We provide highly secure systems for managing the entire lifecycle of personal security devices in an open environment. From initialization and personalization to issuance and management, our server products deliver a modular, scalable, network-based system for administering multi-functional personal security devices. Issuers can remotely deploy and update the credentials, applications, and data and instantly enforce network security policies without replacing the user device and without disrupting user network access. Our Card Management System has the following post-issuance management capabilities:

•	Enabling issuers to load, delete, and modify content;

•	Providing organizations with the flexibility to adapt to changing user needs;

•	Extending the lifespan and enhancing return on investment of multi-application devices; and

•	Enabling post-issuance updates over public networks by way of a secure communications channel.

Enabling multiple system administrators to independently manage content on the same personal security device

Our technology enables multiple database administrators to manage their respective applications independently on a single user device while maintaining privacy and confidentiality. Managing multiple applications on a single personal security device eliminates duplicate expenses by allowing database administrators to benefit from a single management system rather than having to deploy multiple systems.

Interoperability

Our products are designed to open industry standards and interoperate across a complex mix of technologies, including smart cards, operating systems, PKI applications, and networks, thereby, enabling customers to leverage past and future IT investments.

Sales and Support

We market and sell our products and technologies through our worldwide direct sales force and through a network of distribution partners including systems integrators (SIs), value added resellers (VARs), original equipment manufacturers (OEMs) and distributors. Our direct sales force supports our channel partners as well as sales to medium to large enterprises, banking institutions, and government agencies.

Internationally, we have sales offices in Australia, Canada, France, Germany, Japan, Singapore, South Africa, Sweden, and United Kingdom. Domestically, we have offices in Fremont, California and Centreville, Virginia, as well as regional sales offices that are responsible for soliciting prospective customers and providing technical advice and pre-sales support.

Our channel partners typically incorporate products from a variety of suppliers to address end user requirements. We currently have over 200 partners in over 40 countries worldwide. These partners include some of the largest SIs and VARs in the world such as: Alternative Technology Resources, Inc., Articon-Integralis AG, ATM S.A., Econis AG, Electronic Data Systems Corporation (EDS), InTechnology plc (formally Allasso), International Business Machines Corporation (IBM), MAXIMUS, Inc. (Maximus), Nanoteq Limited, Northrop Grumman Systems Corporation (Northrup Grumman), Omnetica Limited, Protect Data AB, SmartCard Ltd, Unisys Corporation (Unisys), and VeriSign, Inc.

We provide technical support from offices located in Centreville, Virginia; Fremont, California; Melbourne, Australia; and Suresnes, France. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level support to end-users. We offer formalized training programs and have established “ActivCard Authorized” reseller programs. In addition, we provide telephone and online support services to answer inquiries related to implementation, integration, and operation of our products and technologies. Our standard practice is to provide a one-year warranty on hardware and a three-month warranty on software.

Marketing

We have organized our marketing efforts into two functional groups to support our business strategies as follows:

Solutions Marketing

The solutions marketing organization is responsible for identifying and analyzing market opportunities, working with the product management team to develop product definitions and roadmaps, supporting our sales organization with the tools and training to effectively position and sell our solutions, and building and executing business plans that aim to enable each of our solutions to achieve market leadership. Our solutions marketing efforts focus on government agencies, banking institutions, and medium to large enterprise customers to deliver solutions that meet their unique requirements. The solutions marketing team are the spokespeople for their respective solutions and often represent us at industry events, customer and partner meetings and with press and industry analysts.

Corporate and Channel Marketing

Our corporate and channel marketing organization defines and implements integrated marketing programs to increase brand, product, and channel awareness. We use a variety of direct marketing methods and leverage our strategic partners to maximize our market exposure while controlling our marketing costs. Our efforts include an emphasis on press and analyst communications, advertising, public relations, Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, and seminars. Our marketing programs target information technology managers, service operators, distributors, VARs, and industry-leading integration partners.

Strategic Partners

Our business development efforts are focused on establishing and managing collaborative relationships with strategic industry participants. We have developed and maintain significant relationships with a variety of channel and technology partners and continue to pursue and develop new relationships. The goals of our business development team are to increase the awareness and adoption of our products. Strategic relationships assist us in expanding our sales, marketing, and technical capabilities and increase the distribution and market awareness of our solutions.

Our strategic channel partners include:

•	EDS – integrates and supports our solutions for government projects. EDS has sold our products into some of the larger departments within the U.S. Department of Defense. We have an agreement with EDS through February 2007 to resell our professional services to one U.S. Department of Defense agency.

•	IBM – promotes and resells our strong authentication and single sign-on solutions through its customer base. We have had a solutions agreement with IBM since June 2003.

•	Maximus – integrates and deploys our smart card middleware and card management system with many of its government customers.

•	Northrop Grumman – distributes our software and hardware products to government agencies through their Scientific and Engineering Workstation Procurement (SEWP) contract.

•	Unisys – works with us to secure and deploy large-scale smart card opportunities around the world.

Our strategic technology partners include leading companies in each of the areas related to employee ID card solutions and trusted digital identity. We have strong relationships with PKI vendors such as, Cybertrust, Entrust, Inc., VeriSign, Inc.; smart card vendors such as Axalto N.V., Giesecke & Devrient GmbH, Gemplus International S.A., Oberthur Card Systems Corporation; physical access control system providers such as Lenel Systems International, Inc., Software House, part of the Tyco Fire & Security Access Control and Video Systems business unit, a division of Tyco International Ltd. These relationships ensure that we have solutions that integrate easily with products from industry-leading vendors and frequently generate new sales opportunities.

Research and Development

We have research and development teams in Fremont, California and Suresnes, France that are responsible for the design, development, and release of our products. The function is organized into product management, development, quality assurance, documentation, and localization disciplines. The product management team works closely with sales, marketing, and customer support to better understand market needs and user requirements. Additionally, we have an information feedback loop with our customers designed to enable us to respond to and address their changing systems and security management and web analytics requirements. We also purchase or license third-party technology to shorten our time to market. The focus of our research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to address customer demand. Our research and development expenses were $12.9 million in the nine months ended September 30, 2004, $18.6 million in 2003, and $20.2 million in 2002.

Operations

We have established relationships with hardware manufacturers and assemblers and software reproducers. Additionally, we have outsourcing arrangements for product warehousing and fulfillment services. Our global production and distribution capacity supports our current requirements and can readily be increased by augmenting existing production lines with current suppliers. We maintain ownership of all manufacturing tools, molds, and software, supply all critical components, and define all manufacturing processes and quality control processes, thereby granting us the ability to relocate the manufacturing process should any unforeseen interruption occur.

Our hardware products are manufactured by third-party vendors based in Hong Kong and Singapore. Our hardware products are shipped directly to our distribution partners, customers or to corporate warehouses in Fremont, California, Hong Kong, Singapore, or Suresnes, France for subsequent distribution. Software products are produced and packaged in Fremont, California, and Suresnes, France.

Intellectual Property

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely on a combination of patents, trade secrets, copyright and trademark law, and nondisclosure agreements to protect our intellectual property and proprietary rights. We have entered into confidentiality and licensing agreements with our employees and distributors, as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation, and other proprietary information.

We have a large and growing patent portfolio with 78 patents issued or allowed in the United States and abroad. Additionally, we have 125 pending patent applications in the United States and abroad. We continue to file patent applications both in the United States and abroad to protect key technologies and innovations provided by our research and development efforts. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” for more information regarding these risks.

Competition

The information technology security industry is highly competitive and evolving, and we may be unable to compete successfully in the future, which may harm our business. These markets are characterized by rapidly changing technology and industry standards, evolving user needs and the frequent introduction of new products.

We believe that the principal factors affecting competition in our markets include product functionality, performance, scalability, flexibility and features of products, use of open standards technology, quality of service and support, reputation and total cost of ownership.

We intend to leverage our financial strength by investing in the development of comprehensive, flexible, and cost-effective security solutions that adhere to industry standards and provide advanced features and functions for specific markets. In addition, we will continue to leverage our leadership position in the U.S. Federal Government market, develop our channel partners, and implement new promotional campaigns to increase the awareness and adoption of our solutions.

Our principal competitors include:

•	RSA Security Inc., Secure Computing Corporation, and Vasco Data Security International, Inc. in our secure remote access solution;

•	Passlogix, Inc. and Protocom Development Systems Pty. Limited in our single sign-on solution;

•	Axalto N.V. and Bell ID (a subsidiary of Bell Group plc) in our enterprise access cards solution; and

•	Vasco Data Security International, Inc. in our financial services solution.

Employees

At September 30, 2004, we had 241 employees, of whom 88 were engaged in research and development and third-line support, 107 were engaged in sales, marketing and customer support, 9 were engaged in operations, and 37 were engaged in general and administrative. We consider our relationships with our employees to be satisfactory and we are not a party to any collective bargaining agreement.

Executive Officers

The following table sets forth information regarding our executive officers as of November 30, 2004:

Name	Age	Position
Ben C. Barnes	59	Chief Executive Officer
Yves Audebert	48	President and Chief Strategy Officer
Ragu Bhargava	44	Senior Vice President, Finance and Chief Financial Officer
Frank Bishop	49	Senior Vice President, Sales and Marketing
Dominic Fedronic	42	Chief Technology Officer
Stacey Soper	53	Senior Vice President, Products

Ben C. Barnes was appointed Chief Executive Officer and elected to the Board of Directors in May 2004. Previously, Mr. Barnes served as President and Chief Executive Officer of Intraspect Software, a privately held enterprise software company, from February 2003 to December 2003, when Intraspect was acquired by Vignette Corp. Prior to Intraspect, Mr. Barnes was the President and Chief Executive Officer of Sagent Technologies, a public enterprise software company. Before joining Sagent in August 2000, Mr. Barnes served for eight years as general manager of International Business Machines’ (IBM) Global Business Intelligence Solutions division. Prior to IBM, Mr. Barnes was Chief Marketing Officer at Teradata, now a division of NCR Corporation, and a Director at Unisys Defense Systems. Mr. Barnes holds a Bachelor of Business Administration in Marketing/Accounting degree from Georgia State University in Atlanta, Georgia.

Yves Audebert co-founded the Company in 1985 and has served as a director since that time. Mr. Audebert is currently the President and Chief Strategy Officer. Prior to his appointment as President of ActivCard in March 2002, Mr. Audebert served as Chief Technology Officer since 1985. From ActivCard’s inception in 1985, Mr. Audebert has served at times as Chairman, Vice Chairman, President, and Chief Executive Officer. From 1980 to 1985, Mr. Audebert was responsible for developing shipboard fiber optic systems at Thomson-CSF, a French defense company. Mr. Audebert holds an engineering diploma from the École Polytechnique de Paris and an advanced diploma from the École Supérieure des Télécommunications in France.

Ragu Bhargava joined ActivCard in March 2004 as Vice President of Finance and was appointed Senior Vice President, Finance and Chief Financial Officer in November 2004. From June 1999 to March 2004, Mr. Bhargava served as Corporate Controller of NetIQ Corporation a leading provider of systems management, security management, windows administration and web analytics solutions, and from April 1998 to May 1999, Mr. Bhargava served as the Chief Financial Officer of Systems America, Inc., a SAP implementation company. Mr. Bhargava was employed by Deloitte & Touche LLP from 1988 to 1998, most recently as a Senior Audit Manager. Mr. Bhargava is a certified public accountant and holds a Bachelor of Business Administration degree from the University of Alaska, Anchorage and a Bachelor of Science degree from the University of Rajasthan in Ajmer, India.

Frank Bishop was appointed Senior Vice President, Marketing in December 2003 and became ActivCard’s Senior Vice President, Sales and Marketing in February 2004. Prior to joining ActivCard, Mr. Bishop served as Vice President and General Manager at Siebel Systems, architecting and managing the Siebel Industry Sector vertical solutions and services offerings. Mr. Bishop previously held multiple senior executive management positions at Oracle Corporation from 1989 to 2001, including his most recent roles as Vice President of Industry Applications Division and of Federal Products Division. Prior to 1989, Mr. Bishop held senior management positions at Wang Laboratories, Honeywell Information Systems, and Gillette. Mr. Bishop holds a Master’s degree in Business Administration from Babson College in Wellesley, Massachusetts and a Bachelor of Science in Business Administration from Northeastern University in Boston, Massachusetts.

Dominic Fedronic joined ActivCard in November 1995 and has served as our Chief Technology Officer since October 2004. Mr. Fedronic was our Senior Vice President, Engineering from June 2001 to October 2004, prior to which he has served in various roles including Technical Manager, Technical Support Manager, and Sales Consultant. From 1992 to 1995, Mr. Fedronic served in various senior sales engineering, solutions engineering and technical support positions at Société Force-Informatique S.A. From 1987 to 1992, Mr. Fedronic served as Research Assistant in the Data Analysis Group of European Molecular Biology Laboratory. Mr. Fedronic holds a Master’s of Telecommunications Engineering degree from Paris-Nord Université in France.

Stacey Soper was appointed our Senior Vice President, Products in October 2004. From January 1998 to December 2003, Mr. Soper held senior management positions including Chief Executive Officer, Chief Operating Officer and Vice President of Products at Intraspect Software. From October 1996 to December 1997, Mr. Soper was Vice President of Engineering at Shomiti Systems, a provider of fast LAN management systems. Prior to that, he held executive positions at Lightscape Technologies, Intergraph Corporation, and The Rand Group. Mr. Soper holds a Bachelor of Science degree in Structural Engineering from Northeastern University in Boston, Massachusetts.

ITEM 2:    PROPERTIES

Our properties consist primarily of leased office facilities for sales, marketing, research and development, support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the approximate square footage and lease expiration date of the facilities that we lease as of September 30, 2004 in the United States and abroad.

Location	Area Leased (sq. feet)	Lease Expiration
Fremont, California (1)	41,000	February 2011
Suresnes, France	31,000	June 2006
Ontario, Canada (2)	15,000	June 2008
Centreville, Virginia	5,000	June 2010
Melbourne, Australia	2,000	October 2007
Montpellier, France	2,000	January 2006

(1)	Includes 12,281 square feet of office space vacated as part of our 2002 restructuring plan.

(2)	The facility was vacated in September 2004 as part of our 2004 restructuring plan.

We also lease various other smaller properties primarily for our sales and marketing personnel. A majority of these leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 17 to the Consolidated Financial Statements.

ITEM 3:    LEGAL PROCEEDINGS

Not applicable.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on August 9, 2004. The following proposals were submitted to a vote of the stockholders:

Proposal No. 1: Election of Directors

The following votes were cast for each director nominee:

Name	For	Withheld
Yves Audebert	32,005,135	735,957
Ben C. Barnes	32,059,002	682,090
William Crowell	31,014,862	1,726,230
John A. Gordon	32,058,002	683,090
Clifford Gundle	30,660,979	2,080,113
Richard A. Kashnow	32,056,902	684,190
Montague Koppel	30,497,148	2,243,944
James E. Ousley	30,508,777	2,232,315
Richard White	32,957,902	783,190

Proposal No. 2: Approval of Adoption of 2004 Equity Incentive Plan

The stockholders voted to approve the Company’s 2004 Equity Incentive Plan by the following vote:

FOR:	12,066,681
AGAINST:	5,489,627
ABSTAIN:	11,076

Proposal No. 3: Ratification of Independent Public Accountants

The stockholders voted to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2004 by the following vote:

FOR:	32,627,772
AGAINST:	110,200
ABSTAIN:	3,120

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ActivCard Corp.’s common stock began trading on the Nasdaq National Market under the symbol “ACTI” on February 4, 2003 upon completion of the public exchange offer to acquire the outstanding securities of ActivCard S.A. Prior to completion of the exchange offer, ActivCard S.A. common shares were quoted on Nasdaq Europe and ActivCard S.A. American depositary shares (ADS) were quoted on the Nasdaq National Market, both under the symbol “ACTI”. We voluntarily terminated our listing on Nasdaq Europe on September 11, 2003.

The table below sets forth for the periods indicated the high and low closing sale prices of the common shares of ActivCard Corp. on the Nasdaq National Market.

	High	Low
2004:
Quarter ended March 31	$7.92	$6.00
Quarter ended June 30	7.60	6.00
Quarter ended September 30	7.11	5.78
2003:
Quarter ended March 31	$9.86	$7.05
Quarter ended June 30	11.60	9.20
Quarter ended September 30	9.94	7.80
Quarter ended December 31	9.69	7.75

The approximate number of record holders of the shares of our common stock was 108 as of November 30, 2004, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that we have approximately 4,200 beneficial owners of our common stock.

We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition, and other factors our Board of Directors may deem relevant.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the last five years has been derived from our audited consolidated financial statements. The following selected consolidated financial data reflects certain hosting operations that were discontinued. See Note 20 to the Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$26,910	$38,262	$41,840	$31,176	$18,081
Cost of revenue	10,986	20,604	13,485	9,587	6,991

Gross profit	15,924	17,658	28,355	21,589	11,090

Operating expenses:
Sales and marketing	20,579	20,763	20,432	23,847	15,657
Research and development	12,935	18,600	20,165	18,715	8,097
General and administration	6,531	6,091	4,270	4,612	3,344
Restructuring, business realignment, and severance benefits	3,529	1,497	8,586	3,877	—
Amortization of acquired intangible assets	492	540	2,073	774	—
In-process research and development	383	306	68	2,701	—
Write-down of acquired intangible assets	45	758	5,090	—	—
Re-incorporation expenses	—	1,067	1,001	—	—

Total operating expenses	44,494	49,622	61,685	54,526	27,098

Loss from operations	(28,570)	(31,964)	(33,330)	(32,937)	(16,008)
Other income (expense):
Interest income, net	3,022	4,263	5,198	13,188	15,653
Equity in net loss of Aspace Solutions Limited	(2,431)	(2,394)	—	—	—
Other income (expense), net	211	(120)	(458)	3,491	14,429

Total other income, net	802	1,749	4,740	16,679	30,082

(Loss) income from operations before income taxes, minority interest and other investors’ interest in Aspace Solutions Limited	(27,768)	(30,215)	(28,590)	(16,258)	14,074
Income tax provision	(44)	(238)	(69)	(22)	(1)
Minority interest	113	744	—	—	—
Other investors’ interest in Aspace Solutions Limited	292	—	—	—	—

(Loss) income from continuing operations	(27,407)	(29,709)	(28,659)	(16,280)	14,073
Loss from discontinued operations	—	(70)	(16,834)	(429)	—

Net (loss) income	$(27,407)	$(29,779)	$(45,493)	$(16,709)	$14,073

Basic (loss) income per common share:
Continuing operations	$(0.65)	$(0.72)	$(0.69)	$(0.41)	$0.37
Discontinued operations	—	—	(0.41)	(0.01)	—

Net (loss) income	$(0.65)	$(0.72)	$(1.10)	$(0.42)	$0.37

Diluted (loss) income per common share:
Continuing operations	$(0.65)	$(0.72)	$(0.69)	$(0.41)	$0.34
Discontinued operations	—	—	(0.41)	(0.01)	—

Net (loss) income	$(0.65)	$(0.72)	$(1.10)	$(0.42)	$0.34

Shares used to compute basic per share amounts	42,251	41,120	41,212	40,062	37,897

Shares used to compute diluted per share amounts	42,251	41,120	41,212	40,062	42,215

	As of September 30, 2004	As of December 31,
		2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$214,063	$230,023	$249,239	$248,444	$309,850
Working capital	201,064	223,281	249,233	270,557	311,960
Goodwill	19,462	15,322	10,600	8,704	—
Total assets	251,086	267,101	286,392	311,448	326,335
Minority interest	1,394	1,513	—	—	—
Total stockholders’ equity	218,531	245,579	265,809	297,560	314,763

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Overview

We develop, market, and support strong authentication and trusted digital identity systems and products that enable our customers to issue, use, and maintain digital identities in a secure, manageable, and reliable manner. Our solutions and products include software and hardware products that facilitate the authentication of a user to a network, a system, or applications through different security devices, such as smart cards, tokens, biometric devices, mobile phones, and personal digital assistants. Our solutions enable organizations to confirm identities before granting access to computer networks, applications, and physical locations. We market our solutions to governments, financial institutions, network service providers, and enterprise customers directly through our own sales organization and indirectly through system integrators, value added resellers, and original equipment manufacturers.

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for purposes of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. In 2003, ActivCard Corp. completed exchange offers in which holders of ActivCard S.A. securities received shares of ActivCard Corp. common stock. Following completion of the exchange offers, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. The securities of ActivCard S.A. not exchanged have been recorded as a minority interest on the consolidated balance sheet.

Significant events

Our financial results were affected by certain significant events that should be considered in comparing the periods presented.

Change in fiscal year

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month transition period ended September 30, 2004. The comparative historical consolidated financial information for the 2003 and 2002 fiscal periods is for the years ended December 31, 2003 and 2002. To facilitate period-to-period comparisons, the discussion that follows compares the results for the nine-month transition period ended September 30, 2004 to the nine months ended September 30, 2003 and the results for the year ended December 31, 2003 to the year ended December 31, 2002. The results for the nine months ended September 30, 2003 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of our operating results for the period.

Restructurings

We have previously restructured and re-aligned portions of our business in March 2004, March 2003, and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses.

Investments in Aspace Solutions Limited

Since July 2003, we have invested in Aspace Solutions Limited (Aspace), a developer of secure multi-channel data management systems. Our consolidated financial statements include 100% of the losses of Aspace for the period July 2003 through May 27, 2004 as equity in net loss of Aspace. In accordance with Financial

Accounting Standards Board Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, since May 27, 2004, we have consolidated the results of operations of Aspace in our consolidated financial statements. Our consolidated statements of operations include the results of Aspace from the date of consolidation.

Results of operations

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Nine Months Ended September 30,			Percentage Change	Year Ended December 31,		Percentage Change
	2004	2003			2003	2002
		(Unaudited	)
Hardware revenue	$11,733	$13,829		-15%	$17,045	$14,844	15%
Software revenue	10,103	13,140		-23%	15,218	23,215	-34%
Maintenance and support revenue	5,074	4,570		11%	5,999	3,781	59%

	$26,910	$31,539		-15%	$38,262	$41,840	-9%

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002
		(Unaudited )
Hardware revenue	44%	44%	44%	35%
Software revenue	37	42	40	56
Maintenance and support revenue	19	14	16	9

	100%	100%	100%	100%

Hardware revenue is comprised of tokens, readers, and smart cards. The decrease in hardware revenue of 15% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was mainly due to a decline in purchases of smart card readers primarily by the U.S. Department of Defense. In addition, purchases of our authentication tokens, primarily by a European financial institution also decreased. The 15% increase in hardware revenue in 2003 compared to 2002 was the result of increased demand for our token-based products from European financial institutions and for smart card readers from U.S. government agencies and North American corporate enterprises.

The decrease in software revenue of 23% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted primarily from a significant decrease in purchases of our client software by the U.S. Department of Defense in the first calendar quarter of 2004 compared to the first calendar quarter of 2003. This decline in the first quarter of 2004 was partially offset by increased purchases by the U.S. Department of Defense over the next two quarters. The 34% decrease in software revenue in 2003 compared to 2002 was the result of decreased license sales of our ActivClient software products for maturing smart card based digital identification deployments by the U.S. Department of Defense.

Maintenance and support revenue consists of maintenance, training, and consulting. The increase in maintenance and support revenue of 11% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to maintenance contract renewals from a growing installed base of customers. The increase in the installed base also resulted in an increase in maintenance revenue from fiscal 2003 to the nine months ended September 30, 2004. The increase in maintenance and support revenue of 59% in 2003 compared to 2002 was the result of growth in the installed base of our ActivClient software primarily at U.S. Department of Defense agencies.

Revenue by geography as a percentage of total revenue, is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002
		(Unaudited )
North America	47%	61%	57%	65%
Europe	44	34	38	31
Asia	9	5	5	4

	100%	100%	100%	100%

North America accounts for the largest portion of our revenue, primarily from deployments of our smart card-based software products, such as ActivClient and the ActivCard Card Management System, at the U.S. Department of Defense. Revenue in Europe is derived mainly from marketing our ActivCard Token products to European banks for secure network access and online banking applications. Revenue from Europe and Asia as a percentage of total revenue has increased in each period presented, as revenue in North America, especially from the U.S. government, has declined in the nine months ended September 30, 2004.

Hardware and software revenue by segment as a percentage of total hardware revenue and software revenue, is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002
		(Unaudited )
Corporate	49%	23%	25%	18%
Government	29	53	48	56
Financial	22	24	27	26

	100%	100%	100%	100%

The increase in percentage of hardware and software revenue from corporate customers is primarily due to the decline in hardware and software revenue from the U.S. government.

Cost of revenues

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Nine Months Ended September 30,		Percentage Change	Year Ended December 31,		Percentage Change
	2004	2003		2003	2002
		(Unaudited )
Cost of hardware revenue	$6,585	$9,403	-30%	$11,329	$8,527	33%
As a percentage of hardware revenue	56%	68%		66%	57%
Cost of software revenue	2,717	6,689	-59%	7,915	4,220	88%
As a percentage of software revenue	27%	51%		52%	18%
Cost of maintenance and support revenue	1,684	898	88%	1,360	738	84%
As a percentage of maintenance and support revenue	33%	20%		23%	20%

	$10,986	$16,990	-35%	$20,604	$13,485	53%

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to warranty and inventory reserves. Cost of hardware revenue as a percentage of related hardware revenue decreased from 68% during the nine months ended September 30, 2003 to 56% during the nine months ended September 30, 2004. The percentage decrease from the nine months ended September 30, 2003 and year ended December 31, 2003 to the nine months ended September 30, 2004 was primarily due to a shift in hardware product mix sold, which reflects lower smart card and reader revenue relative to authentication token revenue, which has a higher gross margin. The majority of our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers. Cost of hardware revenue as a percentage of related hardware revenue increased to 66% in 2003 from 57% in 2002 primarily as a result of increased volumes of higher cost reader sales.

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, and royalties. Cost of software revenue as a percentage of related software revenue decreased from 51% during the nine months ended September 30, 2003 and 52% during the year ended December 31, 2003 to 27% during the nine months ended September 30, 2004. The higher percentage of cost in the nine months ended September 30, 2003 and year ended December 31, 2003 is attributable primarily to management’s decision in June 2003 to terminate certain non-core activities that resulted in charges to cost of revenue for asset write-downs of $3.7 million. The actions taken included discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby we hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance, and software licenses. These charges for the asset write-downs are included in cost of revenue for the nine months ended September 30, 2003. The decrease in cost of software revenue as a percentage of the related revenue in the nine months ended September 30, 2004 was partially offset by higher sales of customized software in the nine months ended September 30, 2004, which has a higher cost component than off-the-shelf software. The increase in cost of software revenue as a percentage of related revenue in 2003 compared to 2002 was primarily the result of our decisions in June 2003 to terminate the non-core activities discussed above.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue increased from 20% during the nine months ended September 30, 2003 and 23% during fiscal 2003 to 33% during the nine months ended September 30, 2004, primarily due to an increased requirement for third-level support from our engineering staff to support custom-developed card issuance and management infrastructure systems. Cost of maintenance and support revenue as a percentage of the related revenue increased to 23% in 2003 from 20% in 2002, reflecting the increased cost of expanding software maintenance and support requirements for our large government deployments.

Operating expenses

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions, travel, and depreciation, costs associated with marketing programs, promotions, trade shows, and an allocation of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Nine Months Ended September 30,			Year Ended December 31,
	2004	2003		2003	2002
		(Unaudited	)
Sales and marketing	$20,579	$15,382		$20,763	$20,432
Percentage change from comparable prior period	34%			2%
As a percentage of total revenue	76%	49%		54%	49%
Headcount	107 *	97		109	90

*	Excludes Aspace employees.

Sales and marketing expenses increased $5.2 million or 34% during the nine months ended September 30, 2004 compared with the corresponding 2003 period. The increase in absolute dollars resulted principally from an increase in personnel and related costs, spending related to marketing communications, and to a lesser extent the inclusion of Aspace sales and marketing expenses from the date of consolidation in May 2004 to September 30, 2004. Sales and marketing expenses in the nine months ended September 30, 2004 were almost equal to fiscal 2003 expenses, as we invested additional funds in marketing activities to raise brand and product awareness. Sales and marketing expenses increased $331,000 in 2003 from 2002 as a result of increased costs associated with pre-sales and support efforts for large corporate and government deployments.

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and an allocation of facilities and information technology costs. The focus of our research and development efforts is to bring new products and services, as well as new versions of existing products, to market quickly in order to address customer demand.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Nine Months Ended September 30,			Year Ended December 31,
	2004	2003		2003	2002
		(Unaudited	)
Research and development	$12,935	$13,801		$18,600	$20,165
Percentage change from comparable prior period	-6%			-8%
As a percentage of total revenue	48%	44%		49%	48%
Headcount	88 *	154		156	137

*	Excludes Aspace employees.

Research and development expenses decreased $866,000 or 6% during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The decrease in expenses is due to lower head count as a result of our 2004 restructuring, partially offset by the inclusion of Aspace research and development expenses of $1.7 million from the date of consolidation in May 2004 to September 30, 2004. While headcount declined by 43% from September 30, 2003, the decline in expenses was only 6% due to the timing of the termination of the employees, late in the period. In 2003, research and development expenses decreased $1.6 million or 8% compared to 2002 pursuant to our 2003 restructuring and relocation of certain development activities to lower cost locations.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, director and officers insurance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Nine Months Ended September 30,			Year Ended December 31,
	2004	2003		2003	2002
		(Unaudited	)
General and administrative	$6,531	$4,712		$6,091	$4,270
Percentage change from comparable prior period	39%			43%
As a percentage of total revenue	24%	15%		16%	10%
Headcount	37 *	49		46	43

*	Excludes Aspace employees.

General and administrative expenses increased $1.8 million or 39% during the nine months ended September 30, 2004 compared with the comparable period in 2003. The increase in absolute dollars resulted from the settlement of threatened litigation and related legal fees, the inclusion of Aspace expenses of $557,000, from the date of consolidation in May 2004 to September 30, 2004, increased staffing costs during the transition of finance activities from Canada to the United States, and costs associated with Sarbanes-Oxley Act compliance. General and administrative expenses were higher in the September 30, 2004 period by $440,000 compared to fiscal 2003 due to costs associated with settlement of threatened litigation and related legal fees, increased staffing costs during the transition of finance activities from Canada to the United States, and costs associated with Sarbanes-Oxley Act compliance, as similar costs were not incurred during fiscal 2003. In 2003, general and administrative expenses increased $1.8 million or 43% from 2002 primarily as a result of increased professional fees incurred to defend our intellectual property, pursue potential business acquisitions and implement new regulatory reporting and compliance regulations.

In May 2004, we granted 110,000 shares of restricted stock to our new Chief Executive Officer, of which 100,000 are subject to variable accounting because certain performance measures must be achieved for the shares to vest. Under variable accounting rules, the amount of compensation expense associated with these shares is adjusted at each reporting date until the performance measures are resolved. An increase in our share price would result in an increase in future compensation expense.

Restructuring, business realignment, and severance benefits

Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of employee headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

Our 2002 restructuring resulted in costs of $8.6 million, $6.0 million related to facility exit and $2.6 million related to severance. The severance costs were for 90 employees, of whom 36 were employed in sales and marketing, 42 were employed in research and development, seven were employed in general and administrative activities, three were employed in manufacturing and logistics, and two were employed in corporate functions.

Our 2003 restructuring resulted in costs of $1.5 million for severance and other termination costs for 17 employees, of whom nine were employed in sales and marketing, seven were employed in research and development, and one was employed in manufacturing and logistics. We also recorded a restructuring charge of $111,000 for a decrease in our estimate of expected sublease revenue associated with facility exit costs recorded in 2002.

Our 2004 restructuring resulted in costs of $3.5 million to terminate the employment of 109 employees, to close facilities in India, Singapore, Australia, and Japan, and to terminate a non-strategic project. Of the total positions to be eliminated, 108 employees have been terminated as of September 30, 2004 of whom 19 were employed in sales and marketing, 63 were employed in research and development, three were employed in manufacturing and logistics, and 23 were employed in general and administrative functions. We have terminated the remaining one employee in October 2004 and expect to pay the remaining workforce reduction liabilities by January 31, 2005.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of technology, customer contracts, trademark, and trade name intangibles capitalized in acquisitions. Amortization increased to $492,000 for the nine months ended September 30, 2004 from $416,000 for the comparable 2003 period primarily due to the additional amortization of intangible assets capitalized as part of the consolidation of Aspace. Amortization decreased from $2.1 million in 2002 to $540,000 in 2003 as a result of intangible asset impairment write-downs of $758,000 recorded in the second quarter of 2003 and $5.1 million recorded in 2002 to adjust the carrying value of acquired intangible assets to their estimated fair value as of the respective reporting dates.

In-process research and development

During the nine months ended September 30, 2004, we expensed $383,000 related to our consolidation of Aspace representing the estimated fair value of a project. At the date of consolidation, this project had not reached technological feasibility and had no future alternative use. Accordingly, the value allocated to the project was expensed in operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

In 2003, we recorded a charge of $306,000 in connection with the purchase price allocation of the ActivCard S.A. minority interest acquired as part of the follow-on exchange offer completed in July 2003. In 2002, we recorded a charge of $68,000 in connection with the purchase of certain assets from two privately held companies based in South Africa in January 2002. In all of these acquisitions, the project in progress had not reached technological feasibility and had no future alternative use.

Write-down of acquired intangible assets

In September 2004, we identified certain trademarks and trade names that were not being used resulting in a write-off of these assets for a net charge of $45,000.

In June 2003, we identified indicators of impairment of our other intangible assets. These indicators resulted from changes in our strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. In December 2002, in connection with our annual budgetary planning process and business review, we identified indicators of possible impairment of our other intangible assets. These indicators included changes to our strategic plans that affected the use of acquired developed and core technologies and expected revenues from certain acquired contracts and strategic agreements. In each of these circumstances, asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the intangible assets. Based on the results of these tests, we determined that our other intangible assets were impaired. The fair value of these intangible assets was then determined using the discounted cash flow method. The other intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks acquired in our acquisitions. We recorded impairment write-downs of $758,000 in 2003 and $5.1 million in 2002.

Re-incorporation expenses

We incurred charges of $1.1 million in 2003 and $1.0 million in 2002 related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States. The change in domicile was completed in February 2003. The charges consisted primarily of share cancellation expenses and legal, audit, and other professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the Securities and Exchange Commission and the Belgian Banking and Finance Commission.

Interest income, net

Interest income, net, was $3.0 million for the nine months ended September 30, 2004 compared to $3.2 million for the nine months ended September 30, 2003. The decline in interest income was due to our use of cash in operations over the last year as well as a continued decline in the yield on our portfolio. Interest income, net, was $4.3 million in 2003 compared to $5.2 million in 2002. The decrease in interest income was the result of lower interest rates in effect during 2003 compared to 2002 combined with lower average cash balances during the year.

Equity in net loss of Aspace Solutions Limited

From our investment in Aspace in July 2003 until May 27, 2004, we recorded 100% of the Aspace loss as equity in net loss of Aspace in our consolidated statement of operations, despite holding less than a controlling interest because the investments of other shareholders had been fully applied to previous losses. The inclusion of the loss in our statement of operations resulted in an expense of $2.4 million in each of 2004 and 2003.

In May 2004, we provided an additional loan to Aspace which constituted a reconsideration event in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities. We determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. As a result, effective May 27, 2004, we are required to consolidate the financial results of Aspace.

In September 2004, we entered into an additional loan agreement with Aspace to provide a total amount of £1.0 million or $1.8 million, due and payable on February 7, 2005. We had provided Aspace £667,000 or $1.2 million of the total loan amount as of September 30, 2004. The remaining £333,333 or $603,000 was provided in October 2004. In November 2004, we entered into an additional loan agreement and funded Aspace £330,000 or $597,000, due and payable on February 7, 2005. These loans, if unpaid by the due date, would grant us an additional 10.0% and 3.3%, respectively, of outstanding shares of Aspace. Though we have no obligation to provide any additional funding to Aspace, we may continue to do so or take other actions, including acquiring the remaining equity interest, to protect our investment, as Aspace may not have the means to raise additional operating funds on its own.

Other income (expense), net

Other income (expense), net, consists primarily of foreign exchange gains and losses. For the nine months ended September 30, 2004, other income was $211,000 compared to other expense of $147,000 for the comparable period in 2003. Other expense was $120,000 in 2003 compared to $458,000 in 2002.

Income tax provision

Income tax provision in all periods represents minimum taxes payable in certain jurisdictions. Income tax provision was $44,000 for the nine months ended September 30, 2004, $84,000 for the nine months ended September 30, 2003, $238,000 in 2003, and $69,000 in 2002. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

In February 2003, we completed the change in domicile of the publicly listed company, ActivCard S.A., from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivCard S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The minority interest in ActivCard S.A. at September 30, 2004 is approximately 0.6%, representing outstanding common shares and American Depositary Shares of ActivCard S.A. that were not exchanged as of that date. Minority interest of $113,000 for the nine months ended September 30, 2004, $699,000 for the nine months ended September 30, 2003 and $744,000 for the full year of 2003 represents the minority interest share in the consolidated net loss of ActivCard S.A. The decline in the minority interest from 2003 to 2004 is due to the decrease in the minority interest from 5.2% to 0.6% in July 2003. There was no minority interest in 2002.

Other investors’ interest in Aspace Solutions Limited

On May 27, 2004, we recorded a liability of $292,000 related to other investors’ 51% interest in Aspace. Generally accepted accounting principles require an allocation of the net loss of Aspace to other investors to the extent they have net equity in Aspace that is recorded as a liability on our balance sheet. For the period May 27, 2004 to September 30, 2004, the Aspace loss recorded in our statement of operations was $3.3 million. The other investors’ share in the loss was limited to $292,000, the amount of their share in the equity of Aspace. This amount was recorded in the statement of operations for the nine months ended September 30, 2004. As a result, the other investors’ net equity in Aspace was reduced to zero as of September 30, 2004.

Loss from discontinued operations

In February 2003, we entered into an agreement to dispose of the assets and certain liabilities of our hosting operations. The results of operations, a loss of $70,000, of the hosting activities to March 14, 2003, the effective date of the agreement, have been included in the loss from discontinued operations in the consolidated statement of operations.

In February 2002, we executed a plan to dispose of our hosting operations. The charge to earnings was classified as a loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2002. The loss included loss from operations of $1.2 million, impairment of goodwill of $13.2 million, impairment of other intangibles of $1.8 million, and a write-down of property and equipment of $645,000.

Liquidity and capital resources

As of September 30, 2004, we had cash, cash equivalents, and short-term investments of $214.1 million, a decrease of $16.0 million from December 31, 2003, primarily due to the use of $14.1 million in operating activities.

Cash used in continuing operations was $14.1 million for the nine months ended September 30, 2004, $13.5 million for the year ended December 31, 2003, and $8.9 million for the year ended December 31, 2002. For the nine months ended September 30, 2004, our net loss from continuing operations was $27.4 million, including non-cash charges totaling $5.5 million, primarily related to depreciation and amortization and equity in the net loss of Aspace. The use of cash was primarily offset by an increase of $7.9 million in deferred revenue. For the year ended December 31, 2003, our net loss from continuing operations was $29.7 million, including non-cash charges totaling $8.8 million, primarily related to depreciation and amortization, equity in the net loss of Aspace, and write-downs of intangible assets and property and equipment. The use of cash was primarily offset by a reduction in accounts receivable of $6.2 million. For the year ended December 31, 2002, our net loss from continuing operations was $28.7 million, including non-cash charges totaling $12.1 million, primarily related to depreciation and amortization and the write-down of intangible assets.

In the nine months ended September 30, 2004, we used cash of $1.0 million for purchases of property and equipment and a loan to Aspace of $458,000, which was made prior to our consolidation of the results of Aspace. Investing activities in 2003 used cash of $1.5 million for purchases of property and equipment and loans to Aspace of $8.2 million. Investing activities in 2002 used cash of $1.7 million for purchases of property and equipment offset by repayment of a loan from a related party of $2.7 million and net cash from acquisitions of $606,000. Investing activities generated net cash of $2.3 million in the nine months ended September 30, 2004 from the proceeds of sales and maturities of short-term investments, net of purchases. Investing activities used net cash of $107.0 million in 2003, and $89.5 million in 2002 for purchases of short-term investments, net of proceeds from sales and maturities.

Financing activities provided cash of $1.8 million in the nine months ended September 30, 2004, $3.9 million in 2003 and $5.7 million in 2002, primarily from proceeds from the issuance of common shares upon the exercise of warrants and stock options.

At September 30, 2004, we had $8.4 million of long-term liabilities compared to long-term liabilities of $5.0 million at December 31, 2003. Long-term liabilities consist of long-term portion of deferred revenue, long-term portion of restructuring accruals for facility exit costs, and deferred rent obligations on leased facilities.

We believe that our cash and cash equivalent and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of business, products, or technologies as we have been doing with Aspace. A portion of our cash may be used to acquire or invest in complementary businesses, including Aspace, or products or to obtain the right to use complementary technologies.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual cash obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases (1)	$18,406	$3,337	$5,763	$5,413	$3,893
Additional funding to Aspace	603	603	—	—	—

Total	$19,009	$3,940	$5,763	$5,413	$3,893

(1)	Operating lease payments are exclusive of expected sublease income.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. Our critical accounting policies and estimates are described below.

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition as amended, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements.

Revenue is derived primarily from the sale of software licenses, hardware, and service agreements. Revenue from software license agreements is generally recognized upon shipment, provided that:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is probable.

In software arrangements that include hardware products, rights to multiple software products, maintenance, and/or other services, the total arrangement fee is allocated among each deliverable, based on vendor-specific objective evidence of fair value (VSOE) of each element if vendor-specific objective evidence of each element exists. The Company determines VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered.

We do not include acceptance clauses for shrink-wrapped software products. Acceptance clauses usually give the customer the right to accept or reject the software after the product has been delivered. However, we provide certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, no revenue is recognized until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

Revenue from the sale of hardware is recognized upon shipment of the product, provided that no significant obligation remains and collection of the receivable is considered probable.

Post-contract customer support is recognized on a straight-line basis over the term of the contract.

Service revenue includes revenue from training, installation, or consulting. From time-to-time, we develop and license software to customers that requires significant customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement, separate accounting for the services is not permitted and contract accounting is applied to both the software and service elements. For these projects, we recognize revenue in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours.

Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

We normally sell our products and services to customers with payment terms that are less than 60 days.

In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We generally recognize revenue from product sales upon shipment to resellers, distributors, and other indirect channels, net of estimated returns or estimated future price changes. Our policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling our products or the end user is known and has been qualified by us. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. Revenue is derived primarily from the sale of hardware, software, and maintenance and support agreements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Doubtful Accounts – We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Inventory Valuation – We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a significant change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets – We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•	Other Intangible Assets – We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. When we conduct our annual evaluation of other intangible assets as of December 1, or if in the interim impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than management’s original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in September 2004, June 2003, and December 2002. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or a write-down in future periods and may adversely affect our results of operations.

•	Goodwill – Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations.

•	Restructuring, Business Realignment, and Severance Benefits – In connection with our 2004, 2003, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a project termination based on management estimates. Recording of costs associated with vacating facilities require management to estimate future sub-lease income. If the actual future payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations.

•	Sales Warranty Reserve – We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. Our standard warranty period is one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•

Provision for Income Taxes – The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

Risk Factors

Set forth below are certain risks and uncertainties that could affect our business, financial condition, operating results, and/or stock price. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations.

We have a history of losses and we expect to experience losses in the foreseeable future.

We have not achieved profitability on an operating basis and we expect to incur operating losses in fiscal 2005. We incurred losses from continuing operations of $27.4 million in the nine months ended September 30, 2004, $29.7 million in 2003, and $28.7 million in 2002. As of September 30, 2004, our accumulated deficit was $166.8 million, which represents our net losses since inception. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

We will need to achieve significant incremental revenue growth and contain costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

Our cost-reduction initiatives may not result in the anticipated savings or more efficient operations and may harm our long-term viability.

We have just completed executing a plan to enhance and improve sales and marketing activities, rationalize research and development projects and general and administrative functions, and consolidate geographic locations that was started in March 2004. In connection with this plan, we incurred restructuring charges of $3.5 million in the nine months ended September 30, 2004 for workforce reduction, facilities closures and termination of a non-strategic project. We incurred restructuring charges of $1.5 million in 2003 and $8.6 million in 2002 in connection with restructuring plans to streamline operations, improve efficiency, and reduce costs. These restructuring efforts are disruptive to operations and our current efforts may not generate anticipated cost savings.

Additionally, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or increased difficulties in managing our day-to-day operations. Although we believe that it was necessary to reduce the size and cost of our operations to improve our financial results, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

The Sarbanes-Oxley Act of 2002 requires us to document and test our internal accounting controls in the fiscal year ending September 30, 2005 and requires our independent public accountants to attest to our report on these controls. Any delays or difficulty in satisfying these requirements could harm our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to report on our internal controls over financial reporting beginning with our 2005 Annual Report and also requires our independent public accountants to attest to this report. Our previous independent auditors informed us that they believed that our financial closing and reporting process in the second quarter of fiscal 2004 represented a significant deficiency in internal control, resulting in a “reportable condition,” which means that these were matters that in the auditors’ judgment could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Since that time, we completed the restructuring of our finance department and have devoted resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the “reportable condition,” we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our results of operations and the trading price of our stock.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to retain qualified members of our board of directors or executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

We have a non-controlling interest in Aspace Solutions Limited but are required to consolidate their results of operations.

We have a 49% voting control interest in Aspace. To date, Aspace’s product is unproven, achieving only minimal revenue. Further, Aspace has a history of losses and may not have adequate capital to grow its business. Should Aspace fail to execute on its business plan, our operating results and financial condition could be negatively affected. Despite our only owning 49% of the voting control of Aspace, current generally accepted accounting principles require us to consolidate the financial results of Aspace. Because Aspace is expected to continue to operate at a loss, we may determine that it is necessary to fund its operations, although we are not obligated to do so, to preserve the value of our investment. The costs of any ongoing funding may further negatively affect our financial condition and results of operations. Additionally, the consolidation of the results of Aspace into our statement of operations makes it more difficult for us to reach profitability.

If the members of our management team are unable to work together effectively, our ability to manage and expand our business will suffer.

The members of our management team have not previously worked together, and we cannot be sure that they will be able to work together effectively. Our management team has changed significantly in the past twelve months. In May 2004 we appointed Ben C. Barnes as our Chief Executive Officer and in November 2004 we appointed Ragu Bhargava as our Chief Financial Officer. Additionally, we appointed Stacey Soper as our Senior Vice President, Products in September 2004. If these and other members of our senior management team cannot work together effectively, our ability to manage our business will suffer.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We do not expect to diversify our product offerings in the foreseeable future and have reduced our product offerings as part of our restructuring initiatives so that we focus on just our core products. By limiting our product offerings in the future, we will likely increase the risks associated with not having a diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and there has been a high concentration of revenue through a number of system integrators to the U.S. government. We ship product to the U.S. government exclusively through system integrators. Many of our contracts with our significant channel partners are short-term. If any of these channel partners does not renew their contract upon expiration, or if there is a substantial reduction in sales to any of our significant customers, it could adversely affect our business and operating results.

For the nine months ended September 30, 2004, one customer accounted for 10% of total revenue. In 2003, three customers accounted for 25%, 14%, and 10%, respectively, of total revenue. In 2002, one customer accounted for 26% of total revenue. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

We have a long and often complicated sales cycle, which can result in significant revenue fluctuations from quarter to quarter.

The sales cycle for our products is typically long and subject to a number of significant risks over which we have little control. The typical sales cycle is six to nine months for a corporate customer and over twelve months for a network service provider or government. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly from period to period. If revenue falls significantly below anticipated levels, our business would be negatively impacted.

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

Furthermore, the implementation process is subject to delays resulting from network administrative concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over a two-to-three-year period and the licensing of digital identity systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenues would also occur over this period.

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

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could suffer.

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. Markets outside of North America accounted for 53% of total revenue in the nine months ended September 30, 2004, 43% in 2003, and 35% in 2002.

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

While we prepare our financial statements in U.S. dollars, we have historically incurred a significant portion of our expenses in euros. We expect that a significant portion of our expenses will continue to be incurred in euros and, to a lesser extent, in currencies other than the U.S. dollar. Fluctuations in the value of the euro and other currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and may have similar write-downs in future periods.

We recorded impairment write-downs of acquired intangible assets of $45,000 in the nine months ended September 30, 2004, $758,000 in 2003, and $5.1 million in 2002. The impaired assets consisted of developed and core technology, agreements, contracts, and trade names and trademarks capitalized in our acquisitions. Additionally, we terminated certain non-core activities during 2003, including our biometric hardware product line, hosting of PKI digital certificate issuance, and overlapping product offerings. As a result of these decisions, we recorded charges to earnings of $4.2 million during 2003.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any resulting impairment charges could be significant and could have a material adverse effect on our financial position and results of operations. As of September 30, 2004, we had $2.3 million of other intangible assets and $19.5 million of goodwill accounting for nine percent of our total assets.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We may make strategic acquisitions of companies, products or technologies in the future in order to implement our business strategy or protect our investments. Acquisitions involve numerous risks, including:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;
•	Diversion of management’s attention from normal daily operations of the business;
•	Insufficient revenue to offset increased expenses associated with acquisitions; and
•	The potential loss of key employees of the acquired companies.

Acquisitions may result in:

•	Recording goodwill and other intangible assets that are subject to impairment testing on a regular basis and can result in potential periodic impairment charges;
•	Increasing our amortization expense
•	Incurring large and immediate write-offs, and restructuring; and
•	Disputes regarding representations and warranties, indemnities, earn-outs, and other provisions in acquisition agreements.

During 2004, 2003, and 2002, we have taken charges to earnings associated with the impairment of goodwill and other intangible assets, write-downs of property and equipment, and losses from discontinued operations from our previous acquisitions. Acquisitions can also lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

To date, we have primarily used cash to finance our business acquisitions. We may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions and we may be required to take future charges to earnings.

We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into any such relationships, or if we lose an existing relationship, our business could be harmed.

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market, and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into products of others, to jointly engage in research and development efforts, and to jointly engage in marketing efforts and reseller arrangements. None of these relationships is exclusive, and some of our strategic partners have cooperative relationships with certain of our competitors.

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

In addition, despite precautions that we take, it may be possible for competitors to copy or reverse-engineer aspects of our current or future products, to independently develop similar or superior technology, or to design around the patents we own. Monitoring unauthorized use and transfer of our technology is difficult and technology piracy currently is and can be expected to continue to be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as in the United States. It may be necessary to enforce our intellectual property rights through litigation, arbitration or other adversarial proceedings, which could be costly and distracting to management, and there is no assurance that we would prevail in any such proceedings.

The threat of new terrorist attacks and the continued weakness in the global economy may affect our ability to meet expectations, which could negatively impact the price of our stock.

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

During the nine months ended September 30, 2004, approximately 72% of total sales were invoiced in U.S. dollars. During 2003, nearly all of our sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Euro, Australian dollar, Japanese yen, pound sterling, Canadian dollar, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At September 30, 2004, we held $21.7 million of cash and cash equivalents and $192.4 million in short-term investments for a total of $214.1 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% increase in market rates is not expected to have a material effect on the fair value of our portfolio or our results of operations.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are presented in Item 15 and follow the signature page.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 2, 2004, we received notice from Deloitte & Touche LLP (Deloitte) that Deloitte was resigning as the Company’s independent registered public accounting firm, effective immediately. We had engaged Deloitte as our independent registered public accounting firm in December 2001. The Audit Committee of our Board of Directors immediately began the process of identifying and selecting a new independent registered public accounting firm to audit our financial statements for the transition period ending September 30, 2004. We authorized Deloitte to respond fully to successor auditor inquires.

The reports of Deloitte on our financial statements for the last two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Deloitte’s opinion for the year ended December 31, 2002 included explanatory paragraphs relating to our adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets, and the restatement of our consolidated financial statements for the year ended December 31, 2001, to account for certain activities of Authentic8 as a discontinued operation.

During our two most recent fiscal years ended December 31, 2003 and 2002, and the subsequent interim period through September 30, 2004, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During our two most recent fiscal years ended December 31, 2003 and 2002, and the subsequent interim period through September 30, 2004, none of the events described in Item 304(a)(1)(v) of Regulation S-K occurred, except that in August 2004, Deloitte informed the Audit Committee that Deloitte believed that the financial closing and reporting process in the second quarter of 2004 represented a significant deficiency in internal control. Specifically, the significant deficiency related to our not following a systematic closing and review process, the process associated with the transition of the finance function from Ontario, Canada to Fremont, California, and the timing of the financial closing for the quarter ended June 30, 2004.

On September 28, 2004, the Audit Committee of the Board of Directors of ActivCard Corp. appointed BDO Seidman, LLP (BDO) as our registered independent public accounting firm. During our two most recent fiscal years and the period from the end of the most recent fiscal year to the date of appointment of BDO, neither the Company nor anyone acting on its behalf consulted with BDO with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any other subject matter or reportable event set forth in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A:    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission rules and forms.

In the three months ended September 30, 2004, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that, following the completion of the relocation of our finance function from Canada to Fremont, California in July 2004, we resumed the systematic closing and reconciliation of our financial books and records on a monthly basis. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this report. We plan to continue our review process, including internal audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

Not applicable.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under “Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.activcard.com and any waivers from or amendments to the code of ethics will be posted on our website.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption “Security Ownership by Certain Beneficial Holders” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Public Accountants” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report.

1.    Financial Statements

The following are included in Item 8 and are filed as part of this Transition Report on Form 10-K:

Page
Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm	36
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	38
Consolidated Statements of Operations – Nine Months Ended September 30, 2004 and Years Ended December 31, 2003 and December 31, 2002	39
Consolidated Statements of Stockholder’s Equity and Comprehensive Loss – Nine Months Ended September 30, 2004 and Years Ended December 31, 2003 and December 31, 2002	40
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2004 and Years Ended December 31, 2003 and December 31, 2002	41
Notes to Consolidated Financial Statements	42

2.    Financial Statement Schedule

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.    Exhibits

Exhibit Number		Exhibit Description
3.1	(2)	Amended and Restated Certificate of Incorporation of ActivCard Corp.
3.2	(3)	Bylaws of ActivCard Corp.
4.1	(2)	Specimen common stock certificate (front and reverse)
4.2	(2)	Form of ActivCard Corp. Director Common Stock Warrant
4.3		Form of ActivCard Corp. Common Stock Warrant
10.1	(2)	ActivCard Corp. 2002 Stock Option Plan
10.2	(2)	Lease Agreement dated April 11, 2000, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc.
10.3	(2)	Lease Agreement dated April 15, 1997 between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums thereto dated June 6, 2000 and April 18, 2001 (English translation)
10.4	(2)	Lease dated November 1, 2001 between DEW Engineering and Development Limited and American Biometric Company Limited
10.5+	(1)	Agreement dated June 10, 1996 between Samsung Semiconductor Europe GmbH and ActivCard S.A.
10.6	(2)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002
10.7	(4)	Convertible Loan Agreement dated July 31, 2003, between Aspace Solutions Ltd. and ActivCard Corp.
10.8	(4)	Investment Agreement dated July 31, 2003, between Aspace Solutions Ltd. and ActivCard Corp.
10.9	(4)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003
10.10	(4)	Aspace Solutions Ltd. Debenture, dated July 31, 2003
10.11	(4)	Employment Agreement between Frank Bishop and ActivCard, Inc. dated October 14, 2003
10.12	(5)	Employment Agreement between Ben C. Barnes and ActivCard, Inc. dated May 29, 2004
10.13	(6)	2004 Equity Incentive Plan of ActivCard Corp.
10.14	(7)	Form of Restricted Stock Unit Director Grant Agreement
10.15		Form of Restricted Stock Unit Grant Agreement
10.16		Employment Agreement between Ragu Bhargava and ActivCard, Inc. dated March 22, 2004 as amended
10.17		Employment Agreement between Stacey Soper and ActivCard, Inc. dated September 20, 2004
21.1		Subsidiaries of Registrant
23.1		Consent of BDO Seidman, LLP
23.2		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (contained on signature page)
31.1		Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this exhibit.

(1)	Incorporated by reference from ActivCard S.A.’s Registration Statement on Form F-1 (File No. 333-11540).

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-100067).

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-105558).

(4)	Incorporated by reference from the Registrant’s Annual Report of Form 10-K, filed March 15, 2004.

(5)	Incorporated by reference from the Registrant’s Quarterly Report of Form 10-Q, filed August 9, 2004.

(6)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A, filed July 12, 2004.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed November 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 13th day of December, 2004.

ACTIVCARD CORP.

By:	/s/ RAGU BHARGAVA
Ragu Bhargava Senior Vice President, Finance and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ben C. Barnes and Ragu Bhargava, jointly and severally, his attorney-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BEN C. BARNES Ben C. Barnes	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2004
/s/ RAGU BHARGAVA Ragu Bhargava	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2004

/s/ YVE AUDEBERT Yves Audebert	President and Director	December 13, 2004

/s/ WILLIAM CROWELL William Crowell	Chairman of the Board of Directors	December 13, 2004

/s/ JOHN A. GORDON John A. Gordon	Director	December 13, 2004

/s/ CLIFFORD GUNDLE Clifford Gundle	Director	December 13, 2004

/s/ RICHARD A. KASHNOW Richard A. Kashnow	Director	December 13, 2004

/s/ MONTAGUE KOPPEL Montague Koppel	Director	December 13, 2004

/s/ JAMES E. OUSLEY James E. Ousley	Director	December 13, 2004

/s/ RICHARD WHITE Richard White	Director	December 13, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ActivCard Corp.

Fremont, California

We have audited the accompanying consolidated balance sheet of ActivCard Corp. as of September 30, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the nine months ended September 30, 2004, in conformity with accounting principles generally accepted in the United States.

BDO Seidman, LLP

San Francisco, California

November 23, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ActivCard Corp.:

We have audited the accompanying consolidated balance sheet of ActivCard Corp. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ActivCard Corp. and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

ACTIVCARD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$21,713	$33,599
Short-term investments	192,350	196,424
Accounts receivable, net of allowance for doubtful accounts	5,325	3,364
Inventories	1,996	2,744
Prepaid expenses and other current assets	2,450	2,165

Total current assets	223,834	238,296
Property and equipment, net	3,989	4,498
Restricted investments	715	551
Investment in Aspace Solutions Limited	—	5,816
Other intangible assets, net	2,286	1,825
Other long-term assets	800	793
Goodwill	19,462	15,322

Total assets	$251,086	$267,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,324	$1,412
Short-term borrowings	1,605	—
Accrued compensation and related benefits	7,339	6,261
Current portion of accrual for restructuring, business realignment, and severance benefits	1,262	892
Accrued and other current liabilities	3,278	3,654
Current portion of deferred revenue	6,962	2,796

Total current liabilities	22,770	15,015
Long-term deferred revenue, net of current portion	3,677	79
Long-term portion of accrual for restructuring, business realignment, and severance benefits, net of current portion	3,605	3,859
Long-term deferred rent	1,109	1,056

Total liabilities	31,161	20,009
Minority interest	1,394	1,513
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 authorized, 42,483,883 issued and outstanding at September 30, 2004 and 42,114,646 issued and outstanding at December 31, 2003	42	42
Additional paid-in capital	400,014	397,962
Deferred employee stock-based compensation	(639)	(211)
Accumulated deficit	(166,805)	(139,398)
Accumulated other comprehensive loss	(14,081)	(12,816)

Total stockholders’ equity	218,531	245,579

Total liabilities and stockholders’ equity	$251,086	$267,101

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Revenue:
Hardware	$11,733	$17,045	$14,844
Software	10,103	15,218	23,215
Maintenance and support	5,074	5,999	3,781

	26,910	38,262	41,840

Cost of revenue:
Hardware	6,585	11,329	8,527
Software	2,717	7,915	4,220
Maintenance and support	1,684	1,360	738

	10,986	20,604	13,485

Gross profit	15,924	17,658	28,355

Operating expenses:
Sales and marketing	20,579	20,763	20,432
Research and development	12,935	18,600	20,165
General and administration	6,531	6,091	4,270
Restructuring, business realignment, and severance benefits	3,529	1,497	8,586
Amortization of acquired intangible assets	492	540	2,073
In-process research and development	383	306	68
Write-down of acquired intangible assets	45	758	5,090
Re-incorporation expenses	—	1,067	1,001

Total operating expenses	44,494	49,622	61,685

Loss from operations	(28,570)	(31,964)	(33,330)

Other income (expense):
Interest income, net	3,022	4,263	5,198
Equity in net loss of Aspace Solutions Limited	(2,431)	(2,394)	—
Other income (expense), net	211	(120)	(458)

Total other income, net	802	1,749	4,740

Loss before income taxes, minority interest and other investors’ interest in Aspace Solutions Limited	(27,768)	(30,215)	(28,590)
Income tax	(44)	(238)	(69)
Minority interest	113	744	—
Other investors’ interest in Aspace Solutions Limited	292	—	—

Loss from continuing operations	(27,407)	(29,709)	(28,659)
Loss from discontinued operations	—	(70)	(16,834)

Net loss	$(27,407)	$(29,779)	$(45,493)

Basic and diluted loss per common share:
Continuing operations	$(0.65)	$(0.72)	$(0.69)
Discontinued operations	—	—	(0.41)

Net loss	$(0.65)	$(0.72)	$(1.10)

Shares used to compute basic and diluted loss per share	42,251	41,120	41,212

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except shares)

	Common Shares		Additional Paid-in Capital	Deferred Employee Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balances, December 31, 2001	40,404,366	$43,951	$349,963	$(5,441)	$(70,276)	$(20,637)	$297,560
Exercise of warrants	744,100	660	3,083	—	—	—	3,743
Exercise of rights	13,660	14	16	—	—	—	30
Exercise of options	528,032	492	1,586	—	—	—	2,078
Deferred stock compensation	—	—	(248)	248	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,071	—	—	2,071
Comprehensive loss:
Net loss	—	—	—	—	(45,493)	—	(45,493)	$(45,493)
Unrealized gains on short-term investments	—	—	—	—	—	700	700	700
Foreign currency translation	—	—	—	—	—	5,120	5,120	5,120

Total comprehensive loss	—	—	—	—	—	—	—	$(39,673)

Balances, December 31, 2002	41,690,158	45,117	354,400	(3,122)	(115,769)	(14,817)	265,809
Minority interest arising in connection with re-incorporation	(2,165,532)	(45,441)	24,755	155	6,150	749	(13,632)
Acquisition of ActivCard S.A. minority interest	1,808,075	2	16,635	—	—	—	16,637
Exercise of warrants	251,250	—	1,592	—	—	—	1,592
Exercise of rights	28,800	—	36	—	—	—	36
Exercise of options	501,895	364	1,988	—	—	—	2,352
Deferred stock compensation	—	—	(1,484)	1,484	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,335	—	—	1,335
Minority interest	—	—	40	(63)	—	(19)	(42)
Comprehensive loss:
Net loss	—	—	—	—	(29,779)	—	(29,779)	$(29,779)
Unrealized losses on short-term investments	—	—	—	—	—	(435)	(435)	(435)
Foreign currency translation	—	—	—	—	—	1,706	1,706	1,706

Total comprehensive loss	—	—	—	—	—	—	—	$(28,508)

Balances, December 31, 2003	42,114,646	42	397,962	(211)	(139,398)	(12,816)	245,579
Exercise of warrants	40,000	—	166	—	—	—	166
Exercise of options	219,237	—	1,004	—	—	—	1,004
Warrants issued for services	—	—	242	—	—	—	242
Deferred stock compensation	110,000	—	637	(637)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	207	—	—	207
Minority interest	—	—	3	2	—	1	6
Comprehensive loss:
Net loss	—	—	—	—	(27,407)	—	(27,407)	$(27,407)
Unrealized losses on short-term investments	—	—	—	—	—	(1,057)	(1,057)	(1,057)
Foreign currency translation	—	—	—	—	—	(209)	(209)	(209)

Total comprehensive loss	—	—	—	—	—	—	—	$(28,673)

Balances, September 30, 2004	42,483,883	$42	$400,014	$(639)	$(166,805)	$(14,081)	$218,531

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Cash flows from operating activities:
Net loss from continuing operations	$(27,407)	$(29,709)	$(28,659)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,931	3,010	3,503
Equity in net loss of Aspace Solutions Limited	2,431	2,394	—
Amortization of acquired intangible assets	492	540	2,119
In-process research and development	383	306	68
Warrant issued for services	242	—	—
Amortization of employee stock-based compensation	207	815	1,354
Loss (gain) on disposal of property and equipment	151	(9)	—
Minority interest in Aspace Solutions Limited	(292)	—	—
Minority interest in ActivCard S.A.	(113)	(744)	—
Write-down of acquired intangible assets	45	758	5,090
Write-down of property and equipment	—	1,684	—
Changes in:
Accounts receivable	(2,012)	6,239	(550)
Inventories	616	1,347	1,146
Prepaid expenses and other	802	1,423	(171)
Accounts payable	727	(1,158)	(2,846)
Accrued compensation and related benefits	226	414	1,302
Restructuring and business realignment accruals	100	(49)	6,290
Accrued and other current liabilities	(568)	226	558
Deferred revenue	7,857	(1,140)	1,793
Deferred rent	82	193	71

Cash used in continuing operations	(14,100)	(13,460)	(8,932)
Cash used in discontinued operations	—	(106)	(1,595)

Cash used in operating activities	(14,100)	(13,566)	(10,527)

Cash flows from investing activities:
Purchases of property and equipment	(1,042)	(1,474)	(1,710)
Purchases of short-term investments	(122,052)	(276,571)	(186,985)
Proceeds from sale or maturities of short-term investments	124,353	169,598	97,444
Investment in and loans to Aspace Solutions Limited	(458)	(8,210)	—
Repayment of loans to related parties	—	—	2,730
Cash (used in) provided by acquisitions, net of cash received	—	(395)	606
Other long-term assets	(10)	136	423

Cash provided by (used in) investing activities	791	(116,916)	(87,492)

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	1,170	3,925	5,841
Increase in short-term borrowings	675	—	—
Repayment of long-term debt	—	(20)	(160)

Cash provided by financing activities	1,845	3,905	5,681

Effect of exchange rate changes	(422)	1,296	2,774

Net decrease in cash and cash equivalents	(11,886)	(125,281)	(89,564)
Cash and cash equivalents, beginning of period	33,599	158,880	248,444

Cash and cash equivalents, end of period	$21,713	$33,599	$158,880

Supplemental disclosures:
Cash paid for interest	$—	$1	$11
Cash paid for income taxes	33	92	69

Non-cash financing activities:
Issuance of common stock in connection with acquisition of ActivCard S.A. minority interest	$—	$16,637	$—

See accompanying notes to consolidated financial statements

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

ActivCard Corp. (the Company) develops and markets digital identity solutions that enable customers to securely issue, use, and maintain digital identities. The Company’s solutions provide customers with the ability to authenticate a user to a network through a variety of personal devices as well as the ability to manage credentials remotely post-issuance. The Company markets its solutions to governments, enterprises, and financial institutions directly and indirectly through value added resellers, distributors, original equipment manufacturers, and system integrators. The market for security products and services is dynamic and can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a significant negative effect on the future consolidated results of operations, cash flows, and financial position: regulatory changes; fundamental changes in the technologies underlying security products and services; market acceptance of the Company’s solutions; development of strategic partners and sales channels; litigation or other claims against the Company; hiring, training, and retention of key employees; successful and timely completion of development efforts; and new product introductions by competitors.

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivCard Corp. completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivCard Corp. Following completion of the exchange offers, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. The common shares and ADSs of ActivCard S.A. not exchanged have been recorded as a minority interest on the consolidated balance sheet. These consolidated financial statements present the financial position and results of operations and cash flows for ActivCard S.A. for those periods preceding the change in domicile.

Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The consolidated financial statements also include the accounts of Aspace Solutions Limited (Aspace), a variable interest entity, from May 27, 2004 in accordance with the requirements of Financial Accounting Standards Board Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. See Note 4 to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for obsolete and excess inventories, depreciation and amortization, valuation of other intangible assets and goodwill, sales warranty reserve, income taxes, and contingencies.

Cash, Cash Equivalents, and Short-Term Investments – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. Short-term

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 investments are reported at fair value, with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. The gain or loss from sale of securities sold is recognized on the specific identification method.

Concentration of Credit Risk – Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions and short-term investments consist of U.S. government and government agency securities. The Company sells the majority of its products and services to a limited number of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors.

Inventories – Inventories consists of finished goods and components and are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment – Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Other Intangible Assets – Other intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and internally-developed patents. Other intangible assets are amortized on a straight-line basis over one to six years, which approximates their estimated useful lives.

Goodwill – Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is not amortized but is assessed at least annually for impairment. The annual impairment assessment date is December 1.

Long-Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Research And Development And Capitalized Software Development Costs – Research and development costs are expensed as incurred. The Company capitalizes eligible software costs upon achievement of technological feasibility subject to net realizable value considerations. To date, the period between technological feasibility of a solution and the general availability of such software is short. Accordingly, the Company has not capitalized any costs and charged all such costs to research and development expenses.

Sales Warranty Reserve – Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and historical experience. The Company provides for the costs of warranty in excess of warranty coverage provided by product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products.

Revenue Recognition – The Company recognizes revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA)

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements.

Revenue is derived primarily from the sale of software licenses, hardware, and service agreements. Revenue from software license agreements is generally recognized upon shipment, provided that:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is probable.

In software arrangements that include hardware products, rights to multiple software products, maintenance, and/or other services, the total arrangement fee is allocated among each deliverable, based on vendor-specific objective evidence of fair value (VSOE) of each element if vendor-specific objective evidence of each element exists. The Company determines VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, the Company recognizes revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered.

The Company does not include acceptance clauses for shrink-wrapped software products. Acceptance clauses usually give the customer the right to accept or reject the software after the product has been delivered. However, the Company has provided certain customers with acceptance clauses for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products as well. In instances where an acceptance clause exists, no revenue is recognized until the product is formally accepted by the customer in writing or the defined acceptance period has expired.

Revenue from the sale of hardware is recognized upon shipment of the product, provided that no significant obligation remains and collection of the receivable is considered probable.

Post-contract customer support is recognized on a straight-line basis over the term of the contract.

Service revenue includes revenue from training, installation, or consulting. From time-to-time, the Company develops and licenses software to customers that requires significant customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement, separate accounting for the services is not permitted and contract accounting is applied to both the software and service elements. For these projects, we recognize revenue in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours.

Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement and the total price of the contract would vary with the inclusion or exclusion of the services.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

The Company normally sells its products and services to customers with payment terms that are less than 60 days.

In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. Revenue from product sales is recognized upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company’s policy is to not ship product to a reseller or distributor unless the reseller or distributor has a history of selling our products or the end user is known and has been qualified by the Company. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days and have not been material to date.

Stock-Based Compensation – The Company recognizes compensation cost for its stock option and warrant plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which does not require the recording of compensation costs when the exercise price of the options granted is equal to or greater than the fair market value of the Company’s stock on the date of grant or the measurement date, if later. Options and warrants granted to non-employees are accounted for under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock- Based Compensation, as amended, at fair value using the Black-Scholes options pricing model.

SFAS No. 123 requires the reporting of pro forma earnings as if the Company had accounted for its stock-based awards to employees under the fair value method. For purposes of pro forma reporting the fair value of stock-based awards to employees is calculated using the Black-Scholes options pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the terms and characteristics of the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following weighted-average assumptions:

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Risk-free interest rate	2.9%	3.0%	3.6%
Expected volatility	50%	45%	44%
Expected life (years)	4.1	5.8	4.4

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Pro forma results are as follows (in thousands, except per share amounts):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Net loss, as reported	$(27,407)	$(29,779)	$(45,493)
Less: Stock-based employee compensation expenses included in reported net loss	207	815	1,354
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,383)	(7,691)	(10,550)

Pro forma net loss	$(29,583)	$(36,655)	$(54,689)

Basic and diluted net loss per share, as reported	$(0.65)	$(0.72)	$(1.10)

Basic and diluted net loss per share, pro forma	$(0.70)	$(0.89)	$(1.33)

Foreign Currency Transaction – The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of all of the subsidiaries is their local currency with the exception of ActivCard Ireland Ltd., which uses the U.S. dollar as its functional currency. For those entities using their local currency as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in stockholders’ equity as a translation adjustment within other comprehensive income.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. In 2003 and 2002, the Company entered into and designated foreign currency forward exchange contracts to establish fair value hedges to mitigate these foreign transaction gains and losses. The Company did not enter into any hedging transactions in 2004. The Company recognized all derivative instruments as either assets or liabilities on the balance sheet, measured at fair value. Gains or losses resulting from changes in the values of those derivatives were accounted for depending on the use of the derivative and whether it qualified for hedge accounting.

Income Taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing enacted tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and net operating loss carry forwards and research and development tax credits. The Company has provided a valuation allowance for the entire calculated deferred income tax asset.

Loss Per Share – Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding stock options, rights and warrants did not have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

Reclassifications – Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss or stockholders’ equity.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

2.    Change in Fiscal Year End

In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine months ended September 30, 2004. The comparative historical consolidated financial information for the 2003 and 2002 fiscal periods is for the years ended December 31, 2003 and 2002.

The following table presents summary unaudited consolidated financial information for the nine months ended September 30, 2003 (in thousands, except per share amounts).

Nine Months Ended September 30, 2003
(Unaudited)
Revenue	$31,539
Gross profit	14,550
Loss from continuing operations	(20,331)
Loss from discontinued operations	(70)

Net loss	$(20,401)

Basis and diluted loss per common share:
Continuing operations	$(0.50)
Discontinued operations	—

Net loss	$(0.50)

3.    Business Combinations

Upon completion of the change in domicile and initial exchange of ActivCard S.A. common shares into ActivCard Corp common shares, in June 2003, the Company commenced a registered public exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. This public exchange offer closed on July 17, 2003 with ActivCard Corp. issuing 1,808,075 shares of its common stock to acquire approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The acquisition of the ActivCard S.A. minority interest was accounted for using the purchase method of accounting. The Company recorded goodwill of $4.7 million and incurred a charge for in-process research and development (IPR&D) of $306,000 related to this transaction.

In January 2002, the Company established a wholly-owned subsidiary in South Africa and acquired certain assets from two privately held companies based in South Africa. The underlying assets purchased and liabilities assumed comprised a business that developed and marketed biometric authentication systems and related software development kits. The Company used the purchase method of accounting to allocate the cash purchase price of approximately $1.2 million to the assets acquired, primarily identifiable intangible assets of $302,000 and goodwill of $849,000. The Company incurred a charge for IPR&D of $68,000 related to this transaction. The results of operations of the acquired businesses have been included in the Company’s consolidated statements of operations from their respective acquisition dates.

4.    Investment in Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in Aspace Solutions Limited (Aspace), a developer of secure multi-channel data management systems based in London, England. The Company purchased 38,140

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 common shares of Aspace from existing shareholders for £954,000 (£25.00 per share) or $1.6 million. In connection with the acquisition of common shares, the Company also provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, bearing interest at 6% per annum. If all or part of the senior convertible loan is outstanding on the two-year anniversary date or if the senior convertible loan covenants are breached, the Company has the right to convert the loan, at any time thereafter, into common shares of Aspace at a price of £25.00 per share.

In December 2003, the Company provided Aspace with an additional two-year loan facility in the amount of £1.0 million or $1.7 million, bearing interest at 6% per annum and repayable on November 30, 2005. In connection with the additional loan, the Company received warrants convertible into 21,245 newly issued shares of Aspace at a price of £0.01 per share. The Company exercised the warrant conversion rights in December 2003 increasing its ownership to 59,385 common shares or 49% of the outstanding common shares of Aspace. In the event that the senior convertible loan, excluding accrued interest, is converted into common shares, an additional 100,000 new common shares of Aspace would be issued to the Company thereby increasing its ownership to approximately 72% of the voting shares.

In May 2004, the Company provided Aspace with an additional loan of £250,000 or $458,000, payable upon demand. Prior to the May 2004 loan, generally accepted accounting principles required the Company to record 100% of the net losses incurred by Aspace despite holding less than a controlling interest because the investments of other shareholders had been fully applied to previous losses. For the period from January 1, 2004 to May 27, 2004, the Company recorded $2.4 million for losses incurred by Aspace. These losses represented 100% of the net losses incurred by Aspace for the period ended May 27, 2004.

The May 2004 loan constituted a reconsideration event in accordance with FIN 46R. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. The Company’s variable interest in Aspace will absorb a majority of Aspace’s expected losses. As a result, effective May 27, 2004, the Company is required to consolidate the financial results of Aspace. Fair value of Aspace’s equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. Fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The value of the intangible assets were established effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

Current assets	$214
Property and equipment	212
Other intangible assets subject to amortization:
Developed technology	1,246
Customer relationships	100
In process research and development costs	383
Goodwill	4,140

Total assets recorded upon consolidation	6,295

Current liabilities	(1,979)
Other investors’ interest	(292)

Net assets consolidated	$4,024

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

Other intangible assets will be amortized on a straight-line basis over their estimated useful lives of three years.

Approximately $383,000 of the enterprise value was allocated to the estimated fair value of an IPR&D project. At the date of consolidation, the project had not reached technological feasibility and had no future alternative use. Accordingly, the value allocated to the project was charged to operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

On the date of consolidation, the Company recorded a liability of $292,000 related to other investors’ 51% interest in Aspace. Generally accepted accounting principles require an allocation of the net loss of Aspace to the other investors to the extent they have net equity in Aspace that is recorded as a liability on the balance sheet of the Company. For the period May 27, 2004 to September 30, 2004, the Aspace loss recorded by the Company in its statement of operations was $3.0 million. The other investors’ share in the loss was limited to $292,000, the amount of their share in the equity of Aspace. As a result, the other investors’ net equity in Aspace was reduced to zero as of September 30, 2004.

In September 2004, the Company entered into an additional loan agreement with Aspace to provide a total amount of £1.0 million or $1.8 million, due and payable on February 7, 2005. The Company had provided Aspace £667,000 or $1.2 million of the total loan amount as of September 30, 2004. The remaining £333,333 or $603,000 was funded in October 2004. In November 2004, the Company entered into an additional loan agreement and funded Aspace £330,000 or $597,000, due and payable on February 7, 2005. These loans, if unpaid by due date, would grant the Company an additional 10.0% and 3.3%, respectively, of outstanding shares of Aspace.

Aspace currently has 55 employees located in London, England. The carrying amount and classification of consolidated assets that are collateral to Aspace’s obligations as of September 30, 2004 are summarized as follows (in thousands):

Current assets	$765
Property and equipment	313
Other intangible assets subject to amortization:
Developed technology	1,103
Customer relationships	89

$2,270

The Company holds a priority lien on all of the assets of Aspace. Aspace’s creditors have no recourse to the general credit of the Company.

Other short-term borrowings

At September 30, 2004, Aspace has an overdraft with its bank for £381,000 or $689,000. Borrowings are payable upon demand and bear interest at bank’s base rate plus 2.75% (7.5% at September 30, 2004) per annum. The borrowings are personally guaranteed by three founding shareholders of Aspace.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

Aspace also has a secured line-of-credit with a private lender for amounts up to £500,000 or $905,000. Borrowings at September 30, 2004, including accrued interest, were £507,000 or $916,000 and bear interest at 6% per annum. Amounts borrowed are due on January 14, 2005 or immediately upon a transfer of an interest in shares held by three founding shareholders of Aspace, whichever occurs first. The borrowings are secured by the shares held by three founding shareholders of Aspace and a second position lien on all of the assets of Aspace.

5.    Short-term Investments

Short-term investments consist of the following (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$191,152	$20	$(826)	$190,346
Auction rate securities	2,004	—	—	2,004

	$193,156	$20	$(826)	$192,350

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$196,159	$436	$(171)	$196,424

The contractual maturities of available-for-sale debt securities as of September 30, 2004 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$56,346	$56,222
Between one year and three years	134,806	134,124
More than three years	2,004	2,004

	$193,156	$192,350

Gross realized losses were $19,000 in 2004, zero in 2003, and $17,000 in 2002. Gross realized gains were zero in 2004, $53,000 in 2003, and zero in 2002. Gross realized gains and losses are included in other income (expense), net in the consolidated statement of operations.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

6.    Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Balance, beginning of period	$(42)	$(525)	$(531)
Amounts charged to expense	(100)	(16)	(99)
Reversals for amounts recovered	—	8	52
Amounts written off	7	491	53

Balance, end of period	$(135)	$(42)	$(525)

The following customers accounted for 10% or more of accounts receivable:

	September 30, 2004	December 31, 2003
Customer A	12%	—
Customer B	—	11
Customer C	—	11

	12%	22%

The following customers accounted for 10% or more of revenue:

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Customer D	10%	10%	—
Customer E	—	25	26
Customer F	—	14	—

	10%	49%	26%

7.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Components	$1,088	$660
Finished goods	908	2,084

	$1,996	$2,744

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

8.    Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Computers and equipment	$8,815	$9,129
Furniture and fixtures	1,886	2,031
Leasehold improvements	350	1,554

Property and equipment, at cost	11,051	12,714
Less accumulated depreciation	(7,062)	(8,216)

Property and equipment, net	$3,989	$4,498

9.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2004
	Gross Amount	Accumulated Amortization	Net
Developed technology	$8,493	$6,385	$2,108
Patents	661	646	15
Customer contracts	487	324	163

	$9,641	$7,355	$2,286

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net
Developed technology	$7,246	$5,936	$1,310
Patents	661	299	362
Customer contracts	387	290	97
Trade names and trademarks	157	101	56

	$8,451	$6,626	$1,825

Estimated amortization of other intangible assets in each of the next five years is as follows (in thousands):

Fiscal years ending September 30,
2005	$898
2006	845
2007	534
2008	9

$2,286

The useful life of developed technology, patents, customer contracts, and trade names and trademarks varies from one to six years.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

In September 2004, management identified that certain trademarks and trade names were not being used by the Company resulting in a write-off of these assets for a net charge of $45,000.

In June 2003, management identified indicators of impairment of the Company’s other intangible assets. These indicators resulted from changes to the Company’s strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. In December 2002, in connection with the Company’s annual budgetary planning process and business review, management identified indicators of possible impairment of the Company’s other intangible assets. These indicators included changes to the Company’s strategic plans that affected the use of acquired developed and core technologies and expected revenue from certain acquired contracts and strategic agreements.

In each of these circumstances, asset impairment tests were performed comparing the expected aggregate undiscounted cash flows to the carrying amounts of the intangible assets. Based on the results of these tests, the Company determined that certain of its other intangible assets were impaired. The fair value of these intangible assets was then determined using the discounted cash flow method. The other intangible assets determined to be impaired consisted of developed and core technology, agreements, contracts, and trade names and trademarks. The Company recorded impairment charges of $758,000 in 2003 and $5.1 million in 2002.

10.    Goodwill

Changes in goodwill are as follows (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Balance, beginning of period	$15,322	$10,600
Goodwill recorded upon consolidation of Aspace (see Note 4)	4,140	—
Goodwill recorded upon acquisition of minority interest in ActivCard S.A.	—	4,722

Balance, end of period	$19,462	$15,322

11.    Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Balance, beginning of period	$248	$43	$65
Warranty costs incurred	(158)	(73)	(52)
Additions related to current period sales	38	198	59
Adjustments to reserve related to prior period sales	32	80	(29)

Balance, end of period	$160	$248	$43

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

12.    Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, is effective for restructuring activities initiated after December 15, 2002. The 2003 and 2004 restructurings have been accounted for under SFAS No. 146.

2002 Restructuring Plan

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming current market lease rates and vacancy periods.

2003 Restructuring Plan

In March 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, nine were in sales and marketing, seven were in research and development, and one was in manufacturing and logistics. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. All expenses related to this restructuring plan have been paid by September 30, 2004.

2004 Restructuring Plan

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan includes a reduction in workforce that will result in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. The non-strategic project was terminated during the three months ended March 31, 2004. Of the total positions to be eliminated, 108 employees have been terminated as of September 30, 2004 of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 23 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The Company expects to pay the remaining workforce reduction liabilities and terminate the remaining one employee by January 31, 2005. In September 2004, the Company vacated its Canada office and recorded a charge related to the remaining liability under the associated lease net of estimated sublease income of $855,000. Sublease income was estimated assuming current market lease rates and vacancy periods.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring		2003 Restructuring	2004 Restructuring			Total
	Facility Exit Costs	Workforce Reduction	Workforce Reduction	Workforce Reduction	Project Termination	Facility Exit Costs
Balances, December 31, 2001	$—	$—	$—	$—	$—	$—	$—
Provision for restructuring and business realignment costs	5,423	2,706	—	—	—	—	8,129
Adjustments to accruals for changes in estimates	569	(112)	—	—	—	—	457
Cash payments	(701)	(1,658)	—	—	—	—	(2,359)
Non-cash charges	(214)	(717)	—	—	—	—	(931)

Balances, December 31, 2002	5,077	219	—	—	—	—	5,296
Provision for restructuring and business realignment costs	111	—	1,347	—	—	—	1,458
Adjustments to accruals for changes in estimates	—	42	(3)	—	—	—	39
Cash payments	(681)	(261)	(580)	—	—	—	(1,522)
Non-cash charges	—	—	(520)	—	—	—	(520)

Balances, December 31, 2003	4,507	—	244	—	—	—	4,751
Provision for restructuring and business realignment costs	—	—	—	3,110	40	400	3,550
Adjustments to accruals for changes in estimates	10	—	—	(31)	—	—	(21)
Cash payments	(519)	—	(244)	(2,597)	(40)	—	(3,400)
Non-cash charges	—	—	—	—	—	(13)	(13)

Balances, September 30, 2004	3,998	—	—	482	—	387	4,867
Less current portion	(593)	—	—	(482)	—	(187)	(1,262)

Non-current portion	$3,405	$—	$—	$—	$—	$200	$3,605

Remaining cash expenditures to complete the facility exit activities will be made over the remaining lives of the leases ending June 2008 and February 2011 and reflect gross cash expenditures less estimated sublease income. The Company expects to make remaining cash payments to complete the workforce reduction by January 31, 2005.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

13.    Stockholders’ Equity

Stockholder Rights Plan

In 1996 and 1998, the stockholders of the Company authorized the issuance of share purchase rights to existing bond and warrant holders in conjunction with the issuance of common shares during these periods in accordance with the statutory anti-dilution laws of France. All rights had been exercised or otherwise terminated at December 31, 2003.

	Year Ended December 31,
	2003		2002
	Rights	Weighted Average Exercise Price	Rights	Weighted Average Exercise Price
Outstanding, beginning of period	28,800	$1.25	46,970	$1.29
Exercised	(28,800)	1.25	(13,660)	1.30
Forfeited	—	—	(4,510)	1.52

Outstanding, end of period	—	—	28,800	1.25

Warrants

Director share warrant plans

From 1995 to 2002, the stockholders of the Company authorized the creation of share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Company’s Board of Directors. Plan activity is as follows:

			Year Ended December 31,
	Nine Months Ended September 30, 2004		2003		2002
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding—beginning of period	451,500	$8.68	796,500	$9.10	497,500	$10.96
Granted	—		—	—	420,000	6.60
Exercised	(40,000)	4.14	(251,250)	6.34	(38,500)	5.77
Forfeited	(20,000)	4.14	(93,750)	18.59	(82,500)	9.10

Outstanding—end of period	391,500	9.37	451,500	8.68	796,500	9.10

Weighted average fair value of warrants granted		$—		$—		$2.54

Shares granted under the director share warrant plans vest over four years. The term of the warrants is five years.

1999 convertible bond warrants

In October 1999, the Company issued $6.0 million of non-interest bearing convertible bonds with warrants to purchase an aggregate of 1,200,000 shares at an exercise price of $5.00 per share. The warrants expired April 15, 2002. Warrants to purchase a total of 1,192,900 shares were exercised, including 705,600 shares in 2002, and warrants to purchase 7,100 shares were forfeited.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

Warrant issued to service provider

In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. The fair value of the warrant was determined using the Black-Scholes model with an expected volatility of 85%, a risk-free interest rate of 3.8%, expected life of 6 years, and expected dividend yield of zero. The Company recorded a charge to operations of $242,000 in the nine months ended September 30, 2004 in connection with this warrant.

Stock Options

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees.

Stock option plans prior to 2002 were established by ActivCard S.A. under the laws of France. Options under these plans vest over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant.

In August 2002, the Company’s stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Under the 2002 Plan, options vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on NASDAQ on the date of grant.

In August 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan has been transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, stock appreciation rights, and cash awards.

The option plans prohibit residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant for options granted prior to 2000. For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

Activity in stock option plans is as follows:

	Nine Months Ended September 30, 2004		Year Ended December 31,
			2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of period	8,378,821	$9.40	5,889,782	$9.95	6,605,939	$10.24
Granted	2,820,982	6.69	4,050,011	8.11	694,600	7.40
Exercised	(219,237)	4.58	(501,895)	4.73	(528,032)	3.94
Forfeited	(3,162,787)	8.96	(1,059,077)	9.98	(882,725)	13.69

Outstanding—end of period	7,817,779	8.73	8,378,821	9.40	5,889,782	9.95

Exercisable—end of period	3,581,697	10.46	3,429,971	10.64	3,058,633	9.62

Weighted average fair value of options granted		$2.73		$3.74		$2.82

As of September 30, 2004, 424,253 shares were available for future grant under the 2004 Plan. As of September 30, 2004, outstanding stock options to purchase 1,522,415 shares of common stock granted to

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 employees were subject to French regulation and outstanding stock options to purchase 6,295,364 shares of common stock granted to employees were subject to U.S. regulation.

Stock options and directors’ share warrants outstanding and exercisable as of September 30, 2004 are as follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.67 - $ 5.00	921,130	1.16	$4.14	921,130	$4.14
$ 6.10 - $ 6.82	2,724,087	8.72	6.50	244,208	6.69
$ 7.10 - $ 8.95	2,959,558	7.22	7.95	1,300,566	7.82
$ 9.04 - $ 9.99	447,078	6.26	9.25	219,919	9.25
$ 10.89 - $ 19.75	890,490	2.98	16.81	829,297	17.17
$ 23.37 - $ 73.63	266,936	2.74	29.19	265,827	29.21

$ 1.67 - $ 73.63	8,209,279	6.38	$8.76	3,780,947	$10.49

Employee stock-based compensation expense

In 2001, the Company granted options to purchase 2,394,500 shares of the Company’s stock with a weighted average exercise price of $8.80 at less than fair market value. The options granted at less than fair market value had a weighted average fair market value of $10.43, where fair market value was determined to be the closing share price on the date of grant.

In 2004, the Company issued a restricted stock award of 110,000 shares as an inducement grant on the hiring of its chief executive officer. Of these shares, 100,000 are subject to variable accounting because certain performance measures must be achieved in order for the shares to vest.

Stock compensation expense totaled $207,000 in the nine months ended September 30, 2004, $815,000 in 2003, and $1.4million in 2002.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

14.    Income Taxes

Income tax expense of $44,000 in the nine months ended September 30, 2004 consists primarily of minimum taxes in foreign jurisdictions. Income tax expense was $238,000 in 2003, and $69,000 in 2002 consisting of minimum taxes in certain jurisdictions. Our effective tax rate primarily differs from the statutory tax rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Deferred tax assets consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Net operating loss carry-forwards	$54,940	$45,248
Research and development tax credits	2,255	1,513
Timing differences in depreciation and amortization periods	654	174
Non-deductible accruals and reserves	4,763	3,054

Net deferred tax assets	62,612	49,989
Valuation allowance.	(62,612)	(49,989)

Net deferred tax assets	$—	$—

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. The Company recorded an increase in the valuation allowance of $12.6 million in the nine months ended September 30, 2004 and $8.8 million in the year ended December 31, 2003.

As of September 30, 2004, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration
United States – Federal	$54,800	2010 to 2024
United States – State	39,200	2005 to 2014
France	74,800	No expiration
Canada	10,700	2005 to 2011
Australia	4,600	No expiration
Singapore	4,500	No expiration
Germany	1,300	2005 to 2009

These net operating loss carry-forwards can only be used by the legal entity generating the operating losses. The extent to which loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes as defined by certain foreign or state jurisdictions.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

15.    Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Numerator:
Loss from continuing operations	$(27,407)	$(29,709)	$(28,659)
Loss from discontinued operations	—	(70)	(16,834)

Net loss	$(27,407)	$(29,779)	$(45,493)

Denominator:
Weighted average number of shares outstanding	42,251	41,120	41,212

Basic and diluted loss per common share:
Continuing operations	$(0.65)	$(0.72)	$(0.69)
Discontinued operations	—	—	(0.41)

Net loss	$(0.65)	$(0.72)	$(1.10)

For the above mentioned periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents excluded from the calculation of diluted net loss per share were 439,950 in the nine months ended September 30, 2004, 1,035,872 in 2003, and 949,690 in 2002, related to options outstanding.

16.    Employee Retirement Plans

French law requires payment of a lump sum retirement indemnity to all employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. At September 30, 2004 a liability of $74,000 was recorded for the benefit. No such liability was recorded at December 31, 2003 and 2002.

The Company has a 401(k) profit sharing plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in 2004, 2003, and 2002.

In October 2001, the Company implemented a non-qualified deferred compensation plan which allows eligible U.S. employees to elect to defer for personal tax purposes, on an annual basis, up to 90% of their total earnings. Amounts deferred are invested by the Company in investment embedded funds within a variable life insurance policy. The employee designates the investment of amounts withheld and is entitled to receive the amounts deferred, net of investment gains and losses, upon termination, retirement, death, disability or, under certain circumstances, based on pre-scheduled withdrawals. Amounts withheld and deferred for eligible employees under the Company’s deferred compensation plan were $162,000 in 2004, $232,000 in 2003, and $345,000 in 2002. Amounts withheld and deferred are included in operating expenses as salary expense in the period withheld. At September 30, 2004, total assets related to the plan amounted to $715,000 and were classified as restricted investments in the consolidated balance sheet. The Company also recorded a corresponding liability of $715,000, included in accrued compensation and related benefits in the consolidated balance sheet.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

17.    Commitments and Contingencies

Operating leases – the Company has entered into various non-cancelable operating leases for office space with original terms that range from 3 and 10 years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,
2005	$3,337
2006	3,106
2007	2,657
2008	2,706
2009	2,707
Thereafter	3,893

Total minimum lease payments	$18,406

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring and business realignment expenses (Note 12).

Rent expense for all operating leases was $2.2 million in 2004, $3.2 million in 2003, and $3.1 million in 2002.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2004 or December 31, 2003.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2004 or December 31, 2003.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

18.    Segment Information

The Company operates in one operating segment of Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
2004:
Total revenue	$12,538	$11,984	$2,388	$26,910
Loss from operations	(17,439)	(10,560)	(571)	(28,570)
Goodwill	17,560	1,795	107	19,462
Long-lived assets	5,507	2,089	194	7,790
Total assets	235,117	12,877	3,092	251,086
Capital expenditures	600	431	11	1,042
Depreciation and amortization	766	1,113	52	1,931

2003:
Total revenue	$21,855	$14,648	$1,759	$38,262
Loss from operations	(19,487)	(11,222)	(1,255)	(31,964)
Goodwill	13,420	1,795	107	15,322
Long-lived assets	4,719	8,517	247	13,483
Total assets	245,452	19,364	2,285	267,101
Capital expenditures	484	773	217	1,474
Depreciation and amortization	1,820	1,079	111	3,010

2002:
Total revenue	$27,074	$12,819	$1,947	$41,840
Loss from operations	(17,913)	(12,988)	(2,429)	(33,330)
Goodwill	8,698	1,795	107	10,600
Long-lived assets	7,883	2,921	126	10,930
Total assets	260,908	23,311	2,173	286,392
Capital expenditures	596	1,037	77	1,710
Depreciation and amortization	2,491	938	74	3,503

19.    Termination of Non-core Activities

In June 2003, the Company terminated certain non-core activities that resulted in charges to earnings for asset write-downs of $4.2 million. The actions taken included: discontinuance of the Company’s biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby the Company hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were biometric hardware inventories, PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance and software licenses. The charges for the asset write-downs are included in cost of revenues in the condensed consolidated statements of operations for the year ended December 31, 2003.

20.    Discontinued Operations

In February 2002, the Company executed a plan to dispose of its hosting operations. As a result of this decision, the results of operations of the hosting activities, an impairment of goodwill and other acquired

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 intangible assets and a write-down of fixed assets have been included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002. The Company determined the fair value of the reporting unit by discounting estimated future cash flows to assess whether there was impairment in the carrying value of the goodwill and other intangibles.

In February 2003, the Company entered into an agreement with VeriSign, Inc. for the disposition of the assets and certain liabilities of its hosting operations. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, Inc. have been included in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

The loss from discontinued operations is comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002
Revenue	$76	$215
Operating loss	$70	$1,202
Other charges:
Impairment of goodwill	—	13,169
Impairment of other intangible assets	—	1,818
Write-down of property and equipment.	—	645

Loss from discontinued operations	$70	$16,834

21.    Derivative Financial Instruments

Foreign exchange gains and losses reported on the consolidated statements of operations resulted from the translation of assets and liabilities denominated in a non-functional currency into the functional currency of the legal entity that held the asset and/or liability. In 2003 and 2002, the Company utilized a foreign exchange hedging program to mitigate transaction gains and losses resulting from such exchange rate fluctuations on assets and liabilities held by subsidiaries that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, the Company entered into various short-term foreign currency forward contracts that were accounted for as fair value hedging instruments to offset these foreign exchange transaction gains and losses. The Company did not enter into any hedging transactions in 2004.

Foreign exchange gains and losses attributable to fair value hedging instruments reduce the foreign exchange gains and losses in the consolidated statements of operations. Foreign exchange losses from the fair value hedges were $301,000 in 2003. Foreign exchange gains from fair value hedges were $752,000 in 2002.

22.    Related Party Transactions

There were no transactions with related parties in the nine months ended September 30, 2004.

The Company made purchases totaling approximately $2.9 million in 2003 and $2.5 million in 2002 from SCM Microsystems, Inc. (SCM), a manufacturer of smart card readers. As of December 31, 2002, the amount owing to SCM was $634,000. No balance was owed to SCM at December 31, 2003. Although SCM was not a single-source supplier to the Company of specific products, the companies shared the services of Steven Humphreys. Mr. Humphreys was the Chairman and Chief Executive Officer of the Company until September 30, 2003 and is the non-executive Chairman of SCM’s Board of Directors. Mr. Humphreys was not compensated for the transactions between the two companies.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Nine months ended September 30, 2004 and years ended December 31, 2003 and 2002

On October 22, 2001, the Board of Directors approved a full recourse loan to an executive officer of the Company in the amount of $2.7 million. The loan earned interest at a rate of 3.5% per annum and was due October 21, 2002. The loan was secured with 867,800 shares of ActivCard S.A. held by the executive officer. The loan and accrued interest were repaid in full on November 13, 2002.

23.    Quarterly Results of Operations (Unaudited)

A summary of quarterly financial information for each of the last two fiscal years is as follows. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands, except per share amounts)
Total revenue	$7,303	$9,491	$10,116	$13,067	$9,522	$8,950	$6,723
Cost of revenue	3,025	4,152	3,809	5,172	8,796	3,022	3,614
Gross margin	4,278	5,339	6,307	7,895	726	5,928	3,109
Loss from operations	(8,910)	(9,949)	(9,711)	(5,352)	(11,893)	(5,940)	(8,779)
Loss (income) from discontinued operations	—	—	—	(228)	—	158	—
Net loss	(9,076)	(10,063)	(8,268)	(4,564)	(10,192)	(5,645)	(9,378)
Basic and diluted net loss per share: *
From continuing operations	$(0.22)	$(0.24)	$(0.20)	$(0.10)	$(0.25)	$(0.14)	$(0.22)
From discontinued operations	—	—	—	(0.01)	—	—	—

Net loss	$(0.22)	$(0.24)	$(0.20)	$(0.11)	$(0.25)	$(0.14)	$(0.22)

*	The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total year due to the effects of rounding.