Form 10-Q
period 2004-12-31
ACTIVCARD CORP
filed 2005-02-09
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

As of January 31, 2005, the Registrant had outstanding 43,775,839 shares of Common Stock.

ACTIVCARD CORP.

INDEX TO QU ARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2004

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTIVCARD CORP.

CO NSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2004	September 30, 2004(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,587	$21,713
Short-term investments	183,837	192,350
Accounts receivable, net of allowance for doubtful accounts	6,195	5,325
Inventories	2,134	1,996
Prepaid expenses and other current assets	2,077	2,450

Total current assets	208,830	223,834

Property and equipment, net	3,850	3,989
Restricted investments	512	715
Other intangible assets, net	6,525	2,286
Other long-term assets	832	800
Goodwill	24,763	19,462

Total assets	$245,312	$251,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,470	$2,324
Short-term borrowings	—	1,605
Accrued compensation and related benefits	6,608	7,339
Current portion of accrual for restructuring, business realignment, and severance benefits	935	1,262
Accrued and other current liabilities	3,857	3,278
Current portion of deferred revenue	5,014	6,962

Total current liabilities	17,884	22,770
Long-term deferred revenue, net of current portion	3,416	3,677
Long-term portion of accrual for restructuring, business realignment, and severance benefits, net of current portion	3,468	3,605
Long-term deferred rent	1,123	1,109

Total liabilities	25,891	31,161

Minority interest	1,388	1,394

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 43,542,205 issued and outstanding at December 31, 2004 and 42,483,883 issued and outstanding at September 30, 2004	43	42
Additional paid-in capital	408,307	400,014
Deferred employee stock-based compensation	(1,559)	(639)
Accumulated deficit	(173,593)	(166,805)
Accumulated other comprehensive loss	(15,165)	(14,081)

Total stockholders’ equity	218,033	218,531

Total liabilities and stockholders’ equity	$245,312	$251,086

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREH ENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Revenue:
Hardware	$3,845	$3,216
Software	5,681	2,078
Maintenance and support	2,029	1,429

	11,555	6,723

Cost of revenue:
Hardware	2,261	1,926
Software	784	1,226
Maintenance and support	643	462

	3,688	3,614

Gross profit	7,867	3,109

Operating expenses:
Sales and marketing	8,394	5,381
Research and development	4,161	4,800
General and administration	2,744	1,379
Amortization of acquired intangible assets	271	124
In-process research and development	537	—
Restructuring, business realignment, and severance benefits	—	204

Total operating expenses	16,107	11,888

Loss from operations	(8,240)	(8,779)

Other income (expense):
Interest income, net	1,076	1,022
Other income, net	353	27
Equity in net loss of Aspace Solutions Limited	—	(1,539)

Total other income (expense), net	1,429	(490)

Loss before income taxes and minority interest	(6,811)	(9,269)
Income tax	(2)	(154)
Minority interest	25	45

Net loss	$(6,788)	$(9,378)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	$(602)	$580
Foreign currency translation loss	(482)	(360)

Comprehensive loss	$(7,872)	$(9,158)

Basic and diluted net loss per common share	$(0.16)	$(0.22)

Shares used to compute basic and diluted net loss per share	42,682	42,103

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEM ENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss from operations	$(6,788)	$(9,378)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	535	642
Amortization of acquired intangible assets	271	124
In-process research and development	537	—
Amortization of employee stock-based compensation	278	58
Loss on disposal of property and equipment	9	—
Minority interest in ActivCard S.A.	(25)	(45)
Equity in net loss of Aspace Solutions Limited	—	1,539
Changes in:
Accounts receivable	(518)	2,380
Inventories	13	165
Prepaid expenses and other current assets	672	(67)
Accounts payable	(970)	(328)
Accrued compensation and related benefits	(1,035)	398
Accrual for restructuring, business realignment, and severance benefits	(506)	(29)
Accrued and other current liabilities	165	225
Deferred revenue	(2,374)	(102)
Deferred rent	13	65

Cash used in operating activities	(9,723)	(4,353)

Cash flows from investing activities:
Purchases of property and equipment	(259)	(508)
Purchases of short-term investments	(6,800)	(67,338)
Proceeds from sale or maturities of short-term investments	14,530	27,000
Cash used in acquisition of Aspace Solutions Limited	(4,897)	—
Investment in and loans to Aspace Solutions Limited	—	(2,177)
Acquisition of ActivCard S.A. minority interest	(14)	—
Other long-term assets	(8)	124

Cash provided by (used in) investing activities	2,552	(42,899)

Cash flows from financing activities:
Proceeds from exercise of options, rights, and warrants	2,028	419
Repayment of short-term borrowings	(1,658)	—
Repayment of long-term debt	—	(3)

Cash provided by financing activities	370	416

Effect of exchange rate changes	(325)	334

Net decrease in cash and cash equivalents	(7,126)	(46,502)
Cash and cash equivalents, beginning of period	21,713	80,101

Cash and cash equivalents, end of period	$14,587	$33,599

Supplemental disclosures:
Cash paid for interest	$53	$1
Cash paid for income taxes	—	92

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$5,109	$—

See accompanying notes to consolidated financial statements

ACTIVCARD CORP.

NOTES TO CONSOLIDATE D FINANCIAL STATEMENTS

Three Months Ended December 31, 2004 and 2003

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivCard Corp. and its wholly owned subsidiaries (Company). The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2005.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the nine month transition period ended September 30, 2004.

Change in fiscal year end – In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for three months ended December 31, 2004 reflects the Company’s first quarter of fiscal year 2005. The comparative historical consolidated financial information for the three months ended December 31, 2003 reflects the Company’s fourth quarter of fiscal 2003.

Reclassifications – Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss or stockholders’ equity.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R for its fourth quarter of fiscal 2005 beginning July 1, 2005. Management is currently assessing the impact of adopting SFAS No. 123R.

2. Stock-Based Compensation

The Company is required to report pro forma earnings as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123, Accounting for Stock Based Compensation. For purposes of pro forma reporting the fair value of stock-based awards to employees is calculated using the Black-Scholes options pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the terms and

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

characteristics of the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

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

	Three Months Ended December 31,
	2004	2003
Risk-free interest rate	3.3%	3.3%
Expected volatility	45%	47%
Expected life (years)	4.0	4.4

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net loss, as reported	$(6,788)	$(9,378)
Less: Employee stock-based compensation expenses included in reported net loss	278	58
Add: Total employee stock-based compensation expense determined under fair value based method for all awards	4,897	199

Pro forma net loss	$(1,613)	$(9,121)

Basic and diluted net loss per share, as reported	$(0.16)	$(0.22)

Basic and diluted net loss per share, pro forma	$(0.04)	$(0.22)

Shares used to compute basic and diluted loss per share	42,682	42,103

For the three months ended December 31, 2004 and 2003, the total employee stock-based compensation expense determined under the fair value based method reduces the pro forma net loss as a result of the cancellation of stock options for which the amortization of the fair value compensation expense had been previously included in our pro forma results. Cancellations consist primarily of unexercised out-of-the-money options of former employees.

3. Business Combinations

Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in Aspace Solutions Limited (Aspace). Aspace, based in London, England is a developer of online solutions that address multi-channel needs of organizations requiring secure systems that are easy to use. The Company purchased 38,140 common shares of Aspace from existing

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

shareholders for £954,000 (£25.00 per share) or $1.6 million. In connection with the acquisition of common shares, the Company also provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, bearing interest at 6% per annum, with a right to convert the loan into common shares.

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

In May 2004, the Company provided Aspace with an additional loan of £250,000 or $458,000, payable upon demand. Prior to the May 2004 loan, generally accepted accounting principles required the Company to record 100% of the net losses incurred by Aspace despite holding less than a controlling interest because the investments of other shareholders had been fully applied to previous losses. The May 2004 loan constituted a reconsideration event in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. As a result, effective May 27, 2004, the Company was required and consolidated the financial results of Aspace. Fair value of Aspace’s equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. Fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The value of the intangible assets were established effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

Current assets	$214
Property and equipment	212
Other intangible assets subject to amortization:
Developed technology	1,246
Customer relationships	100
In-process research and development costs	383
Goodwill	4,140

Total assets recorded upon consolidation	6,295
Current liabilities	(1,979)
Other investors’ interest	(292)

Net assets consolidated	$4,024

Approximately $383,000 of the enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of consolidation, the project had not reached technological feasibility and had no future alternative use. Accordingly, the value allocated to the project was charged to operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

In September 2004, the Company entered into an additional loan agreement with Aspace to provide a total amount of £1.0 million or $1.8 million, due and payable on February 7, 2005. The Company had provided Aspace £667,000 or $1.2 million of the loan amount as of September 30, 2004. The remaining £333,333 or $603,000 was funded in October 2004. In November 2004, the Company entered into an additional loan agreement and funded Aspace £330,000 or $597,000, due and payable on February 7, 2005.

On December 21, 2004, the Company entered into an agreement with Aspace shareholders to acquire the remaining 51% equity interest of Aspace for total consideration of up to £10.0 million, or $19.2 million. In December 2004, the Company paid the Aspace selling shareholders £5.0 million, or $9.6 million, in equal amounts of cash and common stock. If two conditions are met by Aspace by January 31, 2005 and March 31, 2005, respectively, the Company will pay the Aspace selling shareholders £2.0 million, or $3.9 million, and £3.0 million, or $5.7 million, respectively, each in equal amounts of cash and common stock. As of December 31, 2004, the Company paid cash of £2.5 million, or $4.9 million, and issued 579,433 shares of common stock, valued at approximately $5.1 million and incurred $375,000 of direct acquisition costs, for a total preliminary purchase price of $10.4 million. In January 2005, the Aspace selling shareholders fulfilled the first condition and the Company paid cash consideration of £1.0 million, or $1.9 million and issued 231,773 shares of common stock. The second condition requires Aspace to enter into a license agreement with a financial institution by March 31, 2005 with certain minimum anticipated revenues.

The Company acquired Aspace to expand its financial segment product portfolio and increase its penetration in the financial services market. Management expects to leverage the potential customer relationships of Aspace as well as to be able to cross sell the Aspace products to its existing customers.

The fair value of the Company’s common stock issued to Aspace shareholders as part of the initial consideration was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the terms of acquisition were agreed and announced on December 21, 2004. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates from management. The preliminary purchase price, paid as of December 31, 2004, for the remaining 51% of Aspace has been allocated as follows (in thousands):

Purchased technology	$4,474
Customer contracts	40
In-process research and development	537
Goodwill	5,301

Total	$10,352

The Company is amortizing the purchased technology and customer contracts over the estimated useful life of three years.

A total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

development and commercialization of the project. The Company began consolidating the operations of Aspace from May 2004, the date it became a variable interest entity under FIN No. 46R. As the acquisition of the remaining 51% equity interest resulted only in additional intangible assets of $4.5 million, goodwill of $5.3 million and additional amortization of intangible assets of $45,000 in the three months ended December 31, 2004, correspondingly pro forma results of operations are not presented.

4. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, December 31, 2003	$(42)
Provision for doubtful accounts	(100)
Amounts written off	7

Balance, September 30, 2004	(135)
Provision for doubtful accounts	(8)

Balance, December 31, 2004	$(143)

One customer accounted for 18% and 12% of accounts receivable as of December 31, 2004 and September 30, 2004, respectively.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended December 31,
	2004	2003
Customer A	10%	—
Customer B	19	—
Customer C	—	25%

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2004	September 30, 2004
Components	$1,062	$1,088
Finished Goods	1,072	908

	$2,134	$1,996

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

6. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net
Developed technology	$12,967	$6,641	$6,326
Patents	661	650	11
Customer contracts	527	339	188

	$14,155	$7,630	$6,525

	September 30, 2004
	Gross Amount	Accumulated Amortization	Net
Developed technology	$8,493	$6,385	$2,108
Patents	661	646	15
Customer contracts	487	324	163

	$9,641	$7,355	$2,286

Estimated amortization of other intangible assets in each of the next five years is as follows (in thousands):

Fiscal years ending September 30,
2005 (remaining 9 months)	$2,077
2006	2,716
2007	1,723
2008	9

$6,525

7. Goodwill

Changes in goodwill are as follows (in thousands):

Balance, December 31, 2003	$15,322
Goodwill recorded upon initial consolidation of Aspace Solutions Limited (see Note 3)	4,140

Balance, September 30, 2004	19,462
Goodwill recorded upon acquisition of remaining 51% of Aspace Solutions Limited (see Note 3)	5,301

Balance, December 31, 2004	$24,763

The Company completed its annual evaluation of goodwill as of December 1, and concluded that goodwill was not impaired. In addition to the annual impairment tests, the Company is required to evaluate the impairment of goodwill when a trigger event occurs or if circumstances change that more likely than not would reduce the fair value of a reporting unit below its carrying amount. The evaluation of the circumstances is subject to management estimates and judgments. The fair value of the goodwill capitalized as part of the Aspace Solutions Limited acquisition is based on certain assumptions including projected revenues, the integration of the Aspace technology, and the development of new products for the financial services sector. Changes in these assumptions may result in an impairment of goodwill and write-downs of goodwill, in the near term, may be required which would adversely affect our results of operations.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

8. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, December 31, 2003	$248
Warranty costs incurred	(158)
Additions related to current period sales	38
Adjustments to reserve related to prior period sales	32

Balance, September 30, 2004	160
Warranty costs incurred	(39)
Additions related to current period sales	13
Adjustments to reserve related to prior period sales	12

Balance, December 31, 2004	$146

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

9. Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, is effective for restructurings activities initiated after December 15, 2002, therefore the 2003 and 2004 restructurings have been accounted for under SFAS No. 146.

2002 Restructuring Plan

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. The Company recorded a total charge of $8.7 million, consisting of $6.1 million for excess facilities and $2.6 million for costs associated with the reduction in workforce. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming current market lease rates and vacancy periods. The charge for the reduction in workforce consisted of severance, outplacement, and other termination costs. All expenses related to the workforce reduction have been paid and the remaining cash expenditures to complete the facility exit activities will be made over the remaining life of the lease ending February 2011.

2003 Restructuring Plan

In March 2003, the Company took further measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, nine were in sales and marketing, seven were in research and development, and one was in manufacturing and logistics. The Company recorded a total charge of $1.3 million associated with the reduction in workforce consisting of severance, outplacement, and other termination costs. All expenses related to this restructuring plan have been paid.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

2004 Restructuring Plan

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. As of December 31, 2004, the Company has recorded a total charge of $3.5 million, consisting of $3.1 million for workforce reduction, $400,000 for excess facilities, and $40,000 for the termination of the non-strategic project. The non-strategic project was terminated during the three months ended March 31, 2004. All 109 employees have been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. As part of the restructuring, in September 2004, the Company vacated its Canada office and recorded a charge related to the remaining liability under the associated lease net of estimated sublease income of $855,000. Sublease income was estimated assuming current market lease rates and vacancy periods. Remaining cash expenditures to complete the facility exit activities will be made over the remaining life of the lease ending June 2008. The remaining cash payments to complete the workforce reduction are expected to be made by March 31, 2005.

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring Facility Exit Costs	2003 Restructuring Workforce Reduction	2004 Restructuring
			Workforce Reduction	Project Termination	Facility Exit Costs	Total
Balances, December 31, 2003	$4,507	$244	$—	$—	$—	$4,751
Provision for restructuring and business realignment costs	—	—	3,110	40	400	3,550
Adjustments to accruals for changes in estimates	10	—	(31)	—	—	(21)
Cash payments	(519)	(244)	(2,620)	(40)	—	(3,423)
Impact of exchange rates	—	—	23	—	—	23
Non-cash charges	—	—	—	—	(13)	(13)

Balances, September 30, 2004	$3,998	$—	$482	$—	$387	$4,867
Cash payments	(165)	—	(264)	—	(82)	(511)
Impact of exchange rates	—	—	23	—	24	47

Balances, December 31, 2004	3,833	—	241	—	329	4,403
Less current portion	(559)	—	(241)	—	(135)	(935)

Long-term portion	$3,274	$—	$—	$—	$194	$3,468

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

10. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Numerator:
Net loss	$(6,788)	$(9,378)

Denominator:
Weighted average number of shares outstanding	42,682	42,103

Basic and diluted net loss per share	$(0.16)	$(0.22)

For the above mentioned periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 1,175,481 and 872,197, respectively, in the three months ended December 31, 2004 and 2003.

11. Contingencies

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2004 or September 30, 2004.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at December 31, 2004 or September 30, 2004.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

12. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended December 31, 2004
Total revenue	$6,214	$4,660	$681	$11,555
Income (loss) from operations	(4,564)	(3,760)	84	(8,240)
Goodwill	8,698	15,958	107	24,763
Long-lived assets	3,395	8,111	213	11,719
Total assets	207,899	34,424	2,989	245,312
Capital expenditures	112	147	—	259
Depreciation and amortization	217	277	41	535

Three months ended December 31, 2003
Total revenue	$2,440	$4,027	$256	$6,723
Loss from operations	(5,825)	(2,485)	(469)	(8,779)
Goodwill	8,698	6,517	107	15,322
Long-lived assets	3,965	9,271	247	13,483
Total assets	239,977	24,839	2,285	267,101
Capital expenditures	172	314	22	508
Depreciation and amortization	292	302	48	642

ITEM 2. MANA GEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Factors” and in our Transition Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

Significant events

Our financial results for the three months ended December 31, 2004 and 2003 were affected by certain significant events that should be considered in comparing this period.

Change in fiscal year

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for three months ended December 31, 2004 reflects our first quarter of fiscal year 2005. The comparative historical consolidated financial information for the three months ended December 31, 2003 reflects our fourth quarter of fiscal 2003.

Restructurings

We have previously restructured and re-aligned portions of our business in March 2004, March 2003, and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses.

Business combinations

On December 21, 2004, we entered into an agreement with Aspace shareholders to acquire the remaining 51% equity interest of Aspace for a total consideration of up to £10.0 million, or $19.2 million. We expect to leverage the potential customer relationships of Aspace as well as to be able to cross sell the Aspace products to our existing customers. In December 2004, we paid the Aspace selling shareholders £5.0 million, or $9.6 million, in equal amounts of cash and common stock. If two conditions are met by Aspace by January 31, 2005 and March 31, 2005, respectively, we will pay the Aspace selling shareholders £2.0 million, or $3.9 million, and £3.0 million, or $5.7 million, respectively, each in equal amounts of cash and common stock. As of December 31, 2004, we paid cash of £2.5 million, or $4.9 million, and issued 579,433 shares of common stock, valued at approximately $5.1 million and incurred $375,000 of direct acquisition costs, for a total preliminary purchase price of $10.4 million. In January 2005, the Aspace selling shareholders fulfilled the first condition and we paid cash consideration of £1.0 million, or $1.9 million and issued 231,773 shares of common stock. The second condition requires Aspace to enter into a license agreement with a financial institution by March 31, 2005 with certain minimum anticipated revenues.

Aspace develops online solutions that address multi-channel needs of organizations requiring secure systems that are easy to use. We acquired Aspace to expand our financial segment product portfolio and increase our penetration in the financial services market.

Results of operations

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Percentage Change
	2004	2003
Hardware	$3,845	$3,216	20%
Software	5,681	2,078	173%
Maintenance and support	2,029	1,429	42%

	$11,555	$6,723	72%

	Three Months Ended December 31,
	2004	2003
Hardware revenue	33%	48%
Software revenue	49	31
Maintenance and support revenue	18	21

	100%	100%

Hardware revenue is comprised of tokens, readers, and smart cards. The increase in hardware revenue of 20% to $3.8 million during the three months ended December 31, 2004 compared to $3.2 million during the three months ended December 31, 2003 was primarily due to an increase in sales of readers and, to a lesser extent, in the increase in smart cards.

The increase in software revenue of 173% during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 is primarily due to a significant increase in purchases of our client software by various departments of the U.S. Government.

Maintenance and support revenue consists of maintenance, training, and consulting. The increase in maintenance and support revenue of 42% during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to maintenance contract renewals from a growing installed base of customers.

Revenue by geography as a percentage of total revenue, is as follows:

	Three Months Ended December 31,
	2004	2003
North America	54%	36%
Europe	40	60
Asia Pacific	6	4

	100%	100%

The increase in revenue in North America is primarily a result of growth in revenue from the U.S. Government with the decrease in Europe resulting from a corresponding decline in our authentication token sales primarily to a major European financial institution.

Hardware and software revenue by segment as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended December 31,
	2004	2003
Government	46%	18%
Corporate	40	32
Financial	14	50

	100%	100%

We experienced growth in revenue from the U.S. Government and in the corporate sector as our products gained more visibility and wider acceptance.

Cost of revenues

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Percentage Change
	2004	2003
Cost of hardware revenue	$2,261	$1,926	17%
As a percentage of hardware revenue	59%	60%

Cost of software revenue	784	1,226	(36)%
As a percentage of software revenue	14%	59%

Cost of maintenance and support revenue	643	462	39%
As a percentage of maintenance and support revenue	32%	32%

	$3,688	$3,614	2%

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to warranty and inventory. Cost of hardware revenue as a percentage of related hardware revenue decreased from 60% during the three months ended December 31, 2003 to 59% during the three months ended December 31, 2004 primarily due to a shift in the mix of hardware products sold. The majority of our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers, and accordingly have lower margins, compared to tokens that are manufactured by us and yield higher margins.

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, and royalties. Cost of software revenue as a percentage of related software revenue decreased from 59% during the three months ended December 31, 2003 to 14% during the three months ended December 31, 2004. The decrease in the cost of software revenue was primarily the sales of non-customized software products.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue was 32% for each of the three months ended December 31, 2003 and 2004, the increase in absolute dollars was due to increased level of maintenance and support revenue.

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2004	2003
Sales and marketing	$8,394	$5,381
Percentage change from comparable period	56%
As a percentage of total revenue	73%	80%
Headcount at December 31	132	103

Sales and marketing expenses increased $3.0 million or 56% during the three months ended December 31, 2004 compared with the three months ended December 31, 2003. The increase in absolute dollars resulted principally from an increase in personnel and related costs due to increased headcount and higher sales of $1.5 million, spending related to certain sales and marketing communications of $600,000, the inclusion of Aspace sales and marketing expenses of $325,000, and an increase in allocated facility and information technology costs of $300,000.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2004	2003
Research and development	$4,161	$4,800
Percentage change from comparable period	(13)%
As a percentage of total revenue	36%	71%
Headcount at December 31	112	160

Research and development expenses decreased $639,000 or 13% during the three months ended December 31, 2004 compared with the three months ended December 31, 2003. The decrease in expenses is due to lower head count as a result of our 2004 restructuring, partially offset by the inclusion of Aspace research and development expenses of $822,000.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, director and officers insurance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2004	2003
General and administrative	$2,744	$1,379
Percentage change from comparable period	99%
As a percentage of total revenue	24%	21%
Headcount at December 31	41	49

General and administrative expenses increased $1.4 million or 99% during the three months ended December 31, 2004 compared with the three months ending December 31, 2003. The increase in absolute dollars resulted from the inclusion of Aspace expenses of $785,000, increased staffing costs resulting from the transfer of finance activities from Canada to the United States, and costs associated with Sarbanes-Oxley Act compliance of $400,000.

Restructuring, business realignment, and severance benefits

Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of employee headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three months ended December 31, 2003, we incurred $204,000 of restructuring, business realignment and severance benefits due to changes in estimates of our February 2002 restructuring of $111,000 related to facility exit costs, and our March 2003 restructuring of $93,000 related to severance costs. We did not incur any restructuring related charges in the three months ended December 31, 2004. Though we do not expect to incur any significant charges related to our previous restructurings, a change in the estimated sub-lease income from our exited facilities could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of technology, customer contracts, trademark, and trade name intangibles capitalized in acquisitions. Amortization increased to $271,000 during the three months ended December 31, 2004 from $124,000 during the three months ended December 31, 2003 primarily due to the additional amortization of intangible assets capitalized as part of the consolidation and subsequent acquisition of Aspace.

In-process research and development

During the three months ended December 31, 2004, a total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. No such charges were recorded in the three months ended December 31, 2003.

Total other income, net

Total other income, net consists of interest income on our cash, cash equivalents, and short-term investments, equity in net loss of Aspace, gains or losses on foreign exchange transactions, and mark-to-market adjustments on our deferred compensation plan assets and liabilities. Interest income, net, increased slightly to $1.1 million for the three months ended December 31, 2004 compared to $1.0 million for the three months ended December 31, 2003 primarily due to an increase in the yield on our portfolio. No equity in net loss of Aspace was recorded in the three months ended December 31, 2004, as the financial statements of Aspace have been consolidated in our statement of operations since May 2004. Other income, net increased to $353,000 for the three months ended December 31, 2004 from $27,000 for the three months ended December 31, 2003 primarily due to an increase in gains on foreign exchange transactions.

Income tax provision

Income tax provision in all periods represents minimum taxes payable primarily in foreign jurisdictions. Income tax provision was $2,000 during the three months ended December 31, 2004 compared to $154,000 for the three months ended December 31, 2003. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

Minority interest of $25,000 during the three months ended December 31, 2004 and $45,000 during the three months ended December 31, 2003 represents the minority interest share in the consolidated net loss of ActivCard S.A. The decline in minority interest from 2003 to 2004 is primarily due to the decrease in the consolidated net loss of ActivCard S.A. During the three months ended December 31, 2004, 1,500 shares of ActivCard S.A. common stock were repurchased for a total consideration of approximately $14,000.

Liquidity and capital resources

As of December 31, 2004, we had cash, cash equivalents, and short-term investments of $198.4 million, a decrease of $15.6 million from September 30, 2004, primarily due to the use of $9.7 million in operating activities and $4.9 million to acquire the remaining 51% of Aspace.

Cash used in operations was $9.7 million during the three months ended December 31, 2004 compared to $4.4 million for the three months ended December 31, 2003. For the three months ended December 31, 2004, our net loss from operations was $6.8 million, including non-cash charges totaling $1.6 million, primarily related to depreciation and amortization, an in-process research and development charge related to the acquisition of the remaining 51% of Aspace, and amortization of employee stock-based compensation. Also contributing to the use of cash was a reduction in deferred revenue of $2.4 million and a decrease in liabilities of $2.3 million. For the three months ended December 31, 2003, our net loss was $9.4 million, including non-cash charges totaling $2.3 million, primarily related to equity in the net loss of Aspace, and depreciation and amortization. Increases in assets and decreases in liabilities for use of cash was offset by a reduction in accounts receivable of $2.4 million.

Investing activities during the three months ended December 31, 2004 generated net cash of $2.6 million from the proceeds of sales and maturities of short-term investments of $14.5 million offset by use of cash of $6.8 million for the purchases of short-term investments and $4.9 million in the acquisition of the remaining 51% of Aspace. Investing activities used net cash of $42.9 million in the three months ended December 31, 2003 primarily for the purchases of short-term investments of $67.3 million, net of proceeds from sales and maturities of $27.0 million, and investment in Aspace of $2.2 million. Purchases of property and equipment used $259,000 and $508,000 of cash in the three months ended December 31, 2004 and 2003, respectively.

Financing activities provided net cash of $370,000 in the three months ended December 31, 2004 from the issuance of common stock upon the exercise of warrants and stock options of $2.0 million offset by the repayment of short-term borrowings of $1.7 million. Financing activities provided cash of $416,000 in the three months ended December 31, 2003 primarily from the issuance of common stock upon the exercise of warrants and stock options.

We believe that our cash and cash equivalent and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, in the ordinary course of business, we evaluate potential acquisitions of business, products, or technologies. A portion of our cash may be used to acquire or invest in businesses or products or to obtain the right to use complementary technologies.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Fiscal Years Ending September 30,
Contractual cash obligations	2005(1)	2006	2007	2008	2009	Thereafter
Operating leases (2)	$2,551	$3,130	$2,666	$2,711	$2,707	$3,893
Aspace acquisition (3)	1,916	—	—	—	—	—

Total	$4,467	$3,130	$2,666	$2,711	$2,707	$3,893

(1)	Represents remaining nine months of fiscal year.
(2)	Operating lease payments are exclusive of expected sublease income.
(3)	Represents cash consideration paid to the Aspace selling shareholders upon fulfillment of the first condition.

The amounts shown above do not include the contingent payment to the Aspace selling shareholders related to the second condition, which has not yet been fulfilled.

Recent Accounting Pronouncements

In December 2004, the FASB revised and retitled SFAS No. 123R Share-Based Payment. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123R for our fourth quarter of fiscal 2005 beginning July 1, 2005. Management is currently assessing the impact of adopting SFAS No. 123R.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. Our critical accounting policies and estimates are described below.

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements.

Revenue is derived primarily from the sale of software licenses, hardware, and service agreements. Revenue from software license agreements is generally recognized upon shipment, provided that:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is probable.

In software arrangements that include hardware products, rights to multiple software products, maintenance, and/or other services, the total arrangement fee is allocated among each deliverable, based on vendor-specific objective evidence of fair value (VSOE) of each element if vendor-specific objective evidence of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered.

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

•	Other Intangible Assets – We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than management’s original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in September 2004, June 2003, and December 2002. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or a write-down in future periods and may adversely affect our results of operations.

•	Goodwill – Under current accounting guidelines, we periodically assess goodwill for impairment, and at least annually as of December 1. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. If impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations.

•	Restructuring, Business Realignment, and Severance Benefits – In connection with our 2004, 2003, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a project termination based on management estimates. Recording of costs associated with vacating facilities require management to estimate future sub-lease income. If the actual future payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations.

•	Sales Warranty Reserve – We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. Our standard warranty period is one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes – The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

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

We have not achieved profitability on an operating basis and we expect to incur operating losses for the remainder of fiscal 2005. During the three months ended December 31, 2004, we incurred a loss from operations of approximately $8.2 million. As of December 31, 2004, our accumulated deficit was $173.6 million, which represents our net losses since inception. Even with our sizable cash balances, we may not become profitable or be able to significantly increase our revenue.

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

We have recently completed executing a plan to enhance and improve sales and marketing activities, rationalize research and development projects and general and administrative functions, and consolidate geographic locations that was started in March 2004. In connection with this plan, we incurred restructuring charges of $3.5 million in the nine months ended September 30, 2004 for workforce reduction, facilities closures and termination of a non-strategic project. We incurred restructuring charges of $1.5 million in the year ended December 31, 2003 and $8.6 million in the year ended December 31, 2002 in connection with restructuring plans to streamline operations, improve efficiency, and reduce costs. These restructuring efforts are disruptive to operations and our current efforts may not generate anticipated cost savings.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to report on our internal controls over financial reporting beginning with our annual report for the year ending September 30, 2005 and also requires our independent registered public accountants to attest to this report. Our previous independent registered public accountants informed us that they believed that our financial closing and reporting process in the second quarter of fiscal 2004 represented a significant deficiency in internal control, which means that these were matters that in the auditors’ judgment could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Since that time, we completed the restructuring of our finance department and have devoted resources to remediate and improve our internal controls.

In the quarter ended December 31, 2004, our independent registered public accountants identified an adjustment relating to the accounting treatment of our inventory in the amount of $218,000 and informed us that this adjustment demonstrates the existence of a significant deficiency in our internal controls. We intend to remediate this deficiency by continuing to augment the current staffing in our finance and accounting departments, performing additional analytical procedures, and training our staff in GAAP rules. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the significant deficiency we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations, including our obligation to report on our internal controls as of September 30, 2005. These developments could make it more difficult to retain or recruit directors and executive officers. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our results of operations and the trading price of our stock.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. Our compliance costs in the quarter ended December 31, 2004 were more than $400,000. We expect these developments to continue to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We have made various strategic acquisitions of companies, products or technologies, including our recently completed acquisition of the remaining equity interest in Aspace Solutions Limited, and we may make additional such acquisitions in the future in order to implement our business strategy. These acquisitions involve numerous risks, including:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Disputes over earn outs or contingent payment obligations;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may result in:

•	Recording goodwill and other intangible assets that are subject to impairment testing on a regular basis and can result in potential periodic impairment charges which could be substantial;

•	Increasing our amortization expense;

•	Incurring large and immediate write-offs, and restructurings; and

•	Disputes regarding representations and warranties, indemnities, earn-outs, and other provisions in acquisition agreements.

During 2004, 2003, and 2002, we recorded charges to earnings associated with the impairment of other intangible assets, write-downs of property and equipment, and losses from discontinued operations from our previous acquisitions. In the case of our Aspace acquisition, if our assumptions change, we could be required to record a significant charge to our results of operations from the impairment of the Aspace assets. Additionally, acquisitions can also lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

To date, we have primarily used cash and stock to finance our business acquisitions. We may incur debt to finance future acquisitions. The issuance of equity securities for any future acquisitions could be substantially dilutive to our stockholders. If we are unable to successfully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions and we may be required to take future charges to earnings.

If the members of our management team are unable to work together effectively, our ability to manage and expand our business will suffer.

The members of our management team have not previously worked together, and we cannot be sure that they will be able to work together effectively. Our management team has changed significantly in the past twelve months. In May 2004, we appointed Ben C. Barnes as our Chief Executive Officer and, in November 2004, we appointed Ragu Bhargava as our Chief Financial Officer. Additionally, we appointed Stacey Soper as our Senior Vice President, Products in September 2004. If these and other members of our senior management team cannot work together effectively, our ability to manage our business will suffer.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our restructuring initiatives to focus on just our core products and we do not expect to diversify our product offerings in the foreseeable future. By limiting our product offerings in the future, we will likely increase the risks associated with not having a diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers could adversely affect our business.

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and there has been a high concentration of revenue through a number of system integrators to the U.S. government. We ship product to the U.S. government exclusively through system integrators. Many of our contracts with our significant channel partners are short-term. The following customers accounted for more than 10% of total revenue:

	Three Months Ended December 31,
	2004	2003
Customer A	10%	—
Customer B	19	—
Customer C	—	25

If we lose any of the above or other significant customers or if any of our channel partners do not renew their contract upon expiration, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

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

Purchasing decisions for our products and systems may be subject to delay due to many factors that are outside of our control, such as:

•	Political and economic uncertainties;

•	Time required for a prospective customer to recognize the need for our products;

•	Time and complexity for us to assess and determine a prospective customer’s IT environment;

•	Significant expense of digital identity products and network systems;

•	Customer’s requirement for customized features and functionalities;

•	Customer’s internal budgeting process; and

•	Customer’s internal procedures for the approval of large purchases.

Furthermore, the implementation process is subject to delays resulting from network administrative concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenues would also occur over this period, thereby negatively impacting the results of our operations in the near term.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results from operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the three months ended December 31, 2004 and 2003 markets outside of North America accounted for 46% and 64%, respectively, of total revenue.

We face a number of additional risks inherent in doing business in international markets, including among others:

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

While we prepare our financial statements in U.S. dollars, we have historically incurred a significant portion of our expenses in euros. We expect that a significant portion of our expenses will continue to be incurred in euros, following our acquisition of Aspace, in the British pound, as well as in other currencies, although to a lesser extent. Fluctuations in the value of the euro, the British pound, and other currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

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

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Additionally, we may be required in future periods to write down portions of the intangible assets or goodwill recorded in the acquisition of Aspace. Any resulting impairment charges could be significant and would have a material adverse effect on our financial position and results of operations. As of December 31, 2004, we had $6.5 million of other intangible assets and $24.8 million of goodwill accounting for 13% of our total assets.

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

ITEM 3: QUANTI TATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses internationally. We manage the sensitivity of our international sales by denominating transactions in U.S. dollars. A natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During the three months ended December 31, 2004, approximately 65% of total sales were invoiced in U.S. dollars. During the three months ended December 31, 2003, approximately 69% of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At December 31, 2004, we held $14.6 million of cash and cash equivalents and $183.8 million in short-term investments for a total of $198.4 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% change in interest rates is not expected to have a material effect on the fair value of our portfolio or our results of operations.

ITEM 4: CONTROLS AN D PROCEDURES

In the quarter ended December 31, 2004, our independent registered public accountants identified an adjustment of $218,000 relating to the accounting treatment under generally accepted accounting principles (GAAP) of our inventory. Our independent registered public accountants informed us that this adjustment demonstrates the existence of a significant deficiency in our internal controls. We intend to remediate this significant deficiency by continuing to augment the current staffing in our finance and accounting departments, performing additional analytical procedures, and training our staff in GAAP rules. Though we expect to remediate this significant deficiency prior to March 31, 2005, other deficiencies may be identified that we may be unable to remediate prior to September 30, 2005, when our internal controls will be required to be certified by our independent registered public accountants, and thus we may be unable to conclude that our internal controls over financial reporting were effective as of that date.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on their evaluation, and notwithstanding the significant deficiency described in the preceding paragraph, these officers have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission rules and forms.

PART II    OTHER INFORMATION

IT EM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNA TURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivCard Corp. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 8th day of February 2005.

ActivCard Corp.

By:	/s/ RAGU BHARGAVA
Ragu Bhargava Senior Vice President and Chief Financial Officer