Form 10-Q
period 2005-03-31
ACTIVCARD CORP
filed 2005-05-10
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, the Registrant had outstanding 43,928,982 shares of Common Stock.

ACTIVCARD CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2005

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTIVCARD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2005	September 30, 2004(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,123	$17,113
Short-term investments	171,086	196,950
Accounts receivable, net of allowance for doubtful accounts	6,392	5,325
Inventories	1,711	1,996
Prepaid expenses and other current assets	3,535	2,450

Total current assets	195,847	223,834

Property and equipment, net	3,487	3,989
Restricted investments	—	715
Other intangible assets, net	3,018	2,286
Other long-term assets	835	800
Goodwill	15,356	19,462

Total assets	$218,543	$251,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,480	$2,324
Short-term borrowings	—	1,605
Accrued compensation and related benefits	5,294	7,339
Current portion of accrual for restructuring, business realignment, and severance benefits	927	1,262
Accrued and other current liabilities	2,650	3,278
Current portion of deferred revenue	4,606	6,962

Total current liabilities	15,957	22,770
Long-term deferred revenue, net of current portion	2,858	3,677
Long-term portion of accrual for restructuring, business realignment, and severance benefits, net of current portion	3,438	3,605
Long-term deferred rent	1,130	1,109

Total liabilities	23,383	31,161

Minority interest	1,326	1,394

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 43,803,506 issued and outstanding at March 31, 2005 and 42,483,883 issued and outstanding at September 30, 2004	44	42
Additional paid-in capital	409,481	400,014
Deferred employee stock-based compensation	(834)	(639)
Accumulated deficit	(199,000)	(166,805)
Accumulated other comprehensive loss	(15,857)	(14,081)

Total stockholders’ equity	193,834	218,531

Total liabilities and stockholders’ equity	$218,543	$251,086

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Hardware	$2,632	$3,797	$6,477	$7,013
Software	4,317	1,997	9,998	4,075
Maintenance and support	2,207	1,509	4,236	2,938

	9,156	7,303	20,711	14,026

Cost of revenue:
Hardware	1,584	1,816	3,672	3,742
Software	1,443	731	2,400	1,957
Maintenance and support	620	478	1,263	940
Amortization and impairment of acquired developed technology	4,357	102	4,613	204

	8,004	3,127	11,948	6,843

Gross profit	1,152	4,176	8,763	7,183

Operating expenses:
Sales and marketing	7,442	5,409	15,090	10,027
Research and development	4,254	4,934	9,004	10,263
General and administration	2,742	1,544	5,643	3,157
Impairment of goodwill	9,426	—	9,426	—
Write-down of acquired intangible assets	2,352	—	2,352	—
Amortization of acquired intangible assets	611	12	626	34
Restructuring, business realignment, and severance benefits	409	1,187	409	1,391
In-process research and development	—	—	537	—

Total operating expenses	27,236	13,086	43,087	24,872

Loss from operations	(26,084)	(8,910)	(34,324)	(17,689)

Other income (expenses):
Interest income, net	1,063	1,016	2,139	2,038
Other income (expense), net	(283)	410	70	437
Equity in net loss of Aspace Solutions Limited	—	(1,572)	—	(3,111)

Total other income (expenses), net	780	(146)	2,209	(636)

Loss before income taxes and minority interest	(25,304)	(9,056)	(32,115)	(18,325)
Income taxes	(108)	(55)	(110)	(209)
Minority interest	5	35	30	80

Net loss	$(25,407)	$(9,076)	$(32,195)	$(18,454)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	$(630)	$252	$(1,232)	$(108)
Foreign currency translation (loss) gain	(61)	(407)	(543)	173

Comprehensive loss	$(26,098)	$(9,231)	$(33,970)	$(18,389)

Basic and diluted net loss per common share	$(0.58)	$(0.22)	$(0.75)	$(0.44)

Shares used to compute basic and diluted net loss per share	43,485	42,144	43,080	42,123

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss from operations	$(32,195)	$(18,454)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	1,019	1,219
Amortization and impairment of acquired developed technology	4,613	204
Impairment of goodwill	9,426	—
Write-down of acquired intangible assets	2,352	—
Amortization of acquired intangible assets	626	34
In-process research and development	537	—
Amortization of employee stock-based compensation	112	119
Loss on disposal of property and equipment	22	—
Minority interest in ActivCard S.A.	(30)	(80)
Equity in net loss of Aspace Solutions Limited	—	3,111
Changes in:
Accounts receivable	(927)	2,684
Inventories	359	387
Prepaid expenses and other current assets	(590)	605
Accounts payable	77	(152)
Accrued compensation and related benefits	(2,238)	(818)
Accrual for restructuring, business realignment, and severance benefits	(537)	162
Accrued and other current liabilities	(78)	(358)
Deferred revenue	(3,244)	752
Deferred rent	20	146

Cash used in operating activities	(20,676)	(10,439)

Cash flows from investing activities:
Purchases of property and equipment	(555)	(1,133)
Purchases of short-term investments	(14,159)	(127,238)
Proceeds from sale or maturities of short-term investments	38,375	100,854
Cash used in acquisition of Aspace Solutions Limited	(7,162)	—
Investment in and loans to Aspace Solutions Limited	—	(2,177)
Acquisition of ActivCard S.A. minority interest	(33)	—
Other long-term assets	(22)	184

Cash provided by (used in) investing activities	16,444	(29,510)

Cash flows from financing activities:
Proceeds from exercise of stock options, rights, and warrants	2,145	806
Repayment of short-term borrowings	(1,670)	—
Repayment of long-term debt	—	(3)

Cash provided by financing activities	475	803

Effect of exchange rate changes	(233)	83

Net decrease in cash and cash equivalents	(3,990)	(39,063)
Cash and cash equivalents, beginning of period	17,113	80,101

Cash and cash equivalents, end of period	$13,123	$41,038

Supplemental disclosures:
Cash paid for interest	$54	$1
Cash paid for income taxes	65	92

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$7,023	$—

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended March 31, 2005 and 2004

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

Change in fiscal year end – In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for three months ended March 31, 2005 reflects the Company’s second quarter of fiscal 2005 and the consolidated financial information for the six months ended March 31, 2005 reflects the first six months of fiscal 2005. The comparative historical consolidated financial information for the three months ended March 31, 2004 reflects the Company’s first quarter of fiscal 2004. The comparative historical financial information for the six months ended March 31, 2004 reflects the six month period comprised of the Company’s fourth fiscal quarter of fiscal 2003, ended December 31, 2003 and the first fiscal quarter of fiscal 2004, ended March 31, 2004.

Reclassifications – The Company has made the following reclassifications of prior period expenses to conform to the current period’s presentation.

•	The Company has reclassified auction rate securities of $4.6 million in the consolidated balance sheet as of September 30, 2004 from cash and cash equivalents to short-term investments;

•	The Company has reclassified $102,000 for the three months ended March 31, 2004, and $204,000 for the six months ended March 31, 2004, from amortization of acquired intangibles to amortization of acquired developed technology;

•	The Company has reclassified $716,000 for the three months ended March 31, 2004, and $1,479,000 for the six months ended March 31, 2004, from sales and marketing expense to research and development expense; and

•	The Company has reclassified $166,000 for the three months ended March 31, 2004, and $400,000 for the six months ended March 31, 2004, from research and development expense to general and administration expense.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

These reclassifications had no effect on reported revenues, net loss, net loss per share, or stockholders’ equity.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first fiscal year that begins on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R for its first quarter of fiscal 2006 beginning October 1, 2005. Management is currently assessing the impact of adopting SFAS No. 123R.

2. Stock-Based Compensation

The Company is required to report pro forma earnings as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123, Accounting for Stock Based Compensation. For purposes of pro forma reporting, the fair value of stock-based awards to employees is calculated using the Black-Scholes options pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	3.0%	3.4%	3.2%
Expected volatility	45%	46%	45%	47%
Expected life (years)	4.0	4.0	4.0	4.3

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(25,407)	$(9,076)	$(32,195)	$(18,454)
Less: Employee stock-based compensation expense included in reported net loss	(166)	61	112	119
Add: Total employee stock-based compensation expense determined under fair value based method for all awards	(762)	(204)	4,135	(5)

Pro forma net loss	$(26,335)	$(9,219)	$(27,948)	$(18,340)

Basic and diluted net loss per share, as reported	$(0.58)	$(0.22)	$(0.75)	$(0.44)

Basic and diluted net loss per share, pro forma	$(0.61)	$(0.22)	$(0.65)	$(0.44)

Shares used to compute basic and diluted loss per share	43,485	42,144	43,080	42,123

For the six months ended March 31, 2005, the total employee stock-based compensation expense determined under the fair value based method reduces the pro forma net loss as a result of the cancellation of stock options for which the amortization of the fair value compensation expense had been previously included in our pro forma results. Cancellations consist primarily of unexercised options of former employees.

3. Business Combinations

Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in Aspace Solutions Limited (Aspace) by purchasing 38,140 common shares of Aspace from existing shareholders for £954,000 (£25.00 per share) or $1.6 million. In connection with the acquisition of common shares, the Company also provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, bearing interest at 6% per annum, with a right to convert the loan into common shares.

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

In May 2004, the Company provided Aspace with an additional loan of £250,000 or $458,000, payable upon demand. Prior to the May 2004 loan, generally accepted accounting principles required the Company to record 100% of the net losses incurred by Aspace despite holding less than a controlling interest because the investments of other shareholders had been fully applied to previous losses. The May 2004 loan constituted a reconsideration event in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

any party, including equity holders. As a result, effective May 27, 2004, the Company was required to consolidate the financial results of Aspace. The fair value of Aspace’s equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. The fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The value of the tangible and intangible assets were established effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

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

In September and October 2004, the Company provided additional loans to Aspace in the total amount of £1.0 million or $1.8 million, originally due and payable on February 7, 2005. In November 2004, the Company loaned Aspace an additional £330,000 or $597,000, originally due and payable on February 7, 2005.

In December 2004, the Company acquired the remaining 51% equity interest of Aspace for total consideration of $14.2 million, including $393,000 of direct acquisition costs. In December 2004, the Company paid cash of £2.5 million, or $4.9 million, and issued 579,433 shares of common stock, valued at approximately $5.1 million, for the initial purchase consideration. In January 2005, the Company paid additional cash consideration of £1.0 million, or $1.9 million and issued 231,773 shares of common stock, valued at approximately $1.9 million, to the Aspace selling shareholders for fulfilling an earn-out contingency.

The Company acquired Aspace to expand its financial segment product portfolio and increase its penetration in the financial services market. Management expects to leverage the potential customer relationships of Aspace as well as to be able to cross sell the Aspace products to its existing customers.

The fair value of the Company’s common stock issued to Aspace shareholders as part of the initial consideration was determined based on the average closing price per share of the Company’s common stock over

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

a 5-day period beginning two trading days before and ending two trading days after the terms of acquisition were agreed and announced in December 2004. The fair value of the Company’s common stock issued to Aspace shareholders as part of fulfilling an earn-out contingency was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the fulfillment of the earn-out contingency in January 2005. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates from management. The purchase price, paid as of March 31, 2005, for the remaining 51% of Aspace has been allocated as follows (in thousands):

Purchased technology	$4,474
Customer relationships	3,856
In-process research and development	537
Goodwill	5,320

Total	$14,187

The Company is amortizing the purchased technology and customer relationships over their estimated useful lives of one to three years.

A total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. The Company began consolidating the operations of Aspace from May 2004, the date it became a variable interest entity under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. As the acquisition of the remaining 51% equity interest resulted only in additional intangible assets of $8.3 million, goodwill of $5.3 million and additional amortization of intangible assets of $1.1 million in the six months ended March 31, 2005, correspondingly pro forma results of operations are not presented. Subsequent to the purchase date, Aspace failed to satisfy an earn-out contingency, resulting in a write-down of the acquired intangible assets and goodwill. See further discussion in Note 6 and Note 7.

4. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, December 31, 2003	$42
Provision for doubtful accounts	100
Amounts written off	(7)

Balance, September 30, 2004	135
Provision for doubtful accounts	225
Amounts written off	(11)

Balance, March 31, 2005	$349

No one customer accounted for over 10% of accounts receivable as of March 31, 2005. One customer accounted for 12% of accounts receivable as of September 30, 2004.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

The following customers accounted for 10% or more of total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Customer A	10%	—	—	—
Customer B	—	—	14%	—
Customer C	—	22%	—	23%

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	September 30, 2004
Components	$634	$1,088
Finished Goods	1,077	908

	$1,711	$1,996

6. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$8,416	$6,447	$1,969
Customer relationships	1,367	325	1,042
Patents	661	654	7

	$10,444	$7,426	$3,018

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement, resulting in the Company revising its near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, the Company determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair value, resulting in write-downs of $3.6 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the three months ended March 31, 2005.

	September 30, 2004
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$8,493	$6,385	$2,108
Customer relationships	487	324	163
Patents	661	646	15

	$9,641	$7,355	$2,286

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

Estimated future amortization of other intangible assets is as follows (in thousands):

	Acquired Developed Technology	Customer Relationships	Patents
Fiscal years ending September 30,
2005 (remaining 6 months)	$474	$466	$7
2006	909	555	—
2007	577	21	—
2008	9	—	—

	$1,969	$1,042	$7

7. Goodwill

Changes in goodwill are as follows (in thousands):

Balance, December 31, 2003	$15,322
Goodwill recorded upon initial consolidation of Aspace Solutions Limited (see Note 3)	4,140

Balance, September 30, 2004	19,462
Goodwill recorded upon acquisition of remaining 51% of Aspace Solutions Limited (see Note 3)	5,320
Impairment of Goodwill	(9,426)

Balance, March 31, 2005	$15,356

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement, resulting in the Company revising its near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, the Company recorded a goodwill impairment charge of $9.4 million in the three months ended March 31, 2005.

8. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, December 31, 2003	$248
Warranty costs incurred	(158)
Additions related to current period sales	38
Adjustments to reserve related to prior period sales	32

Balance, September 30, 2004	160
Warranty costs incurred	(66)
Additions related to current period sales	24
Adjustments to reserve related to prior period sales	6

Balance, March 31, 2005	$124

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

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

2002 Restructuring Plan

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. The Company recorded a total charge of $8.7 million, consisting of $6.1 million for excess facilities and $2.6 million for costs associated with the reduction in workforce. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming current market lease rates and vacancy periods. The charge for the reduction in workforce consisted of severance, outplacement, and other termination costs. In March 2005, the Company recorded a charge of $191,000 related to the timing of when the sublease would commence. All expenses related to the workforce reduction have been paid and the remaining cash expenditures to complete the facility exit activities will be made over the remaining life of the lease ending February 2011.

2003 Restructuring Plan

In March 2003, the Company took measures to restructure its business and reduce its operating costs by implementing a reduction in workforce that resulted in the termination of 17 employees. Of the terminated employees, nine were in sales and marketing, seven were in research and development, and one was in manufacturing and logistics. The Company recorded a total charge of $1.3 million associated with the reduction in workforce consisting of severance, outplacement, and other termination costs. All expenses related to this restructuring plan have been paid.

2004 Restructuring Plan

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. As of March 31, 2005, the Company has recorded a total charge of $3.7 million, consisting of $3.1 million for workforce reduction, $618,000 for excess facilities, and $40,000 for the termination of the non-strategic project. The non-strategic project was terminated during the three months ended March 31, 2004. All 109 employees have been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. As part of the restructuring, in September 2004, the Company vacated its Canada office and recorded a charge related to the remaining liability under the associated lease net of estimated sublease income of $855,000. Sublease income was estimated assuming current market lease rates and vacancy periods. In March 2005, the Company recorded a charge of $218,000 related to the timing of when the sublease would commence and reduced the expected sublease income. Remaining cash expenditures to complete the facility exit activities will be made over the remaining life of the lease ending June 2008. The remaining cash payments to complete the workforce reduction are expected to be made by June 30, 2005.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring Facility Exit Costs	2003 Restructuring Workforce Reduction	2004 Restructuring
			Workforce Reduction	Project Termination	Facility Exit Costs	Total
Balances, December 31, 2003	$4,507	$244	$—	$—	$—	$4,751
Provision for restructuring and business realignment costs	—	—	3,110	40	400	3,550
Adjustments to accruals for changes in estimates	10	—	(31)	—	—	(21)
Cash payments	(519)	(244)	(2,620)	(40)	—	(3,423)
Impact of exchange rates	—	—	23	—	—	23
Non-cash charges	—	—	—	—	(13)	(13)

Balances, September 30, 2004	$3,998	$—	$482	$—	$387	$4,867
Cash payments	(165)	—	(264)	—	(82)	(511)
Impact of exchange rates	—	—	23	—	24	47

Balances, December 31, 2004	$3,833	$—	$241	$—	$329	$4,403
Adjustments to accruals for changes in estimates	191	—	—	—	218	409
Cash payments	(167)	—	(196)	—	(75)	(438)
Impact of exchange rates	—	—	(10)	—	1	(9)

Balances, March 31, 2005	3,857	—	35	—	473	4,365
Less current portion	(691)	—	(35)	—	(201)	(927)

Long-term portion	$3,166	$—	$—	$—	$272	$3,438

10. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(25,407)	$(9,076)	$(32,195)	$(18,454)

Denominator:
Weighted average number of shares outstanding	43,485	42,144	43,080	42,123

Basic and diluted net loss per share	$(0.58)	$(0.22)	$(0.75)	$(0.44)

For the above mentioned periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

loss per share were 836,328 and 450,081, respectively, in the three months ended March 31, 2005 and 2004. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 1,015,476 and 728,857, respectively, in the six months ended March 31, 2005 and 2004.

11. Contingencies

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at March 31, 2005 or September 30, 2004.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at March 31, 2005 or September 30, 2004.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 31, 2005 and 2004

(Unaudited)

12. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended March 31, 2005
Total revenue	$4,465	$4,212	$479	$9,156
Loss from operations	(4,956)	(21,110)	(18)	(26,084)
Capital expenditures	106	181	9	296
Depreciation and amortization	193	277	14	484

Three months ended March 31, 2004
Total revenue	$2,839	$4,235	$229	$7,303
Loss from operations	(6,229)	(2,252)	(429)	(8,910)
Capital expenditures	465	148	12	625
Depreciation and amortization	269	289	19	577

Six months ended March 31, 2005
Total revenue	$10,679	$8,872	$1,160	$20,711
Income (loss) from operations	(9,520)	(24,870)	66	(34,324)
Capital expenditures	218	328	9	555
Depreciation and amortization	410	554	55	1,019

Six months ended March 31, 2004
Total revenue	$5,279	$8,262	$485	$14,026
Loss from operations	(12,054)	(4,737)	(898)	(17,689)
Capital expenditures	637	462	34	1,133
Depreciation and amortization	561	591	67	1,219

March 31, 2005
Goodwill	8,699	6,550	107	15,356
Long-lived assets	2,780	4,486	74	7,340
Total assets	194,749	20,980	2,814	218,543

September 30, 2004
Goodwill	8,698	10,657	107	19,462
Long-lived assets	3,561	4,035	194	7,790
Total assets	224,309	23,685	3,092	251,086

The Europe segment includes the goodwill impairment charge of $9.4 million and the write-down of acquired intangible assets of $6.0 million recorded in the three months ended March 31, 2005.

13. Subsequent Events

On April 1, 2005, the Company decided to implement an organizational restructuring that includes the elimination of approximately 10% of its workforce. As a result of the restructuring, the Company expects to record a one-time restructuring charge related to severance of approximately $900,000 in the three months ending June 30, 2005.

On May 9, 2005, the Compensation Committee of the Board of Directors determined that the vesting criteria for the restricted stock grant made to Ben C. Barnes, the Company’s Chief Executive Officer, under Mr. Barnes’s employment agreement, dated May 29, 2004 had not been satisfied as of March 31, 2005. As a result, 100,000 shares of restricted common stock that had been previously purchased by Mr. Barnes for $0.001 per share were being purchased by the Company for the purchase price. Accordingly, the amortization charge of $276,000 previously recorded by the Company was reversed in the quarter ended March 31, 2005 and a corresponding adjustment for the amortized and unamortized portions of the award, which amounted to $890,000 in the aggregate, was made to paid-in capital at that time.

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

Significant events

Our financial results for the three and six months ended March 31, 2005 and 2004, respectively were affected by certain significant events that should be considered in comparing the periods presented.

Change in fiscal year

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for three months ended March 31, 2005 reflects our second quarter of fiscal 2005 and the consolidated financial information for the six months ended March 31, 2005 reflects the first six months of fiscal 2005. The comparative historical consolidated financial information for the three months ended March 31, 2004 reflects our first quarter of fiscal 2004. The comparative historical financial information for the six months ended March 31, 2004 reflects the six month period comprised of our fourth fiscal quarter of fiscal 2003, ended December 31, 2003 and the first fiscal quarter of fiscal 2004, ended March 31, 2004.

Restructurings

We have previously restructured and re-aligned portions of our business in March 2004, March 2003, and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction, facility exit costs, and other related expenses. Additionally we announced a restructuring on April 1, 2005 that will result in a reduction of approximately 10% in our workforce.

Business combinations

In December 2004, we acquired the remaining 51% equity interest of Aspace for a total consideration of $14.2 million, including $393,000 of direct acquisition costs. In December 2004, we paid cash of £2.5 million, or $4.9 million, and issued 579,433 shares of common stock, valued at approximately $5.1 million, for the initial purchase consideration. In January 2005, we paid additional cash consideration of £1.0 million, or $1.9 million and issued 231,773 shares of common stock, valued at approximately $1.9 million, to the Aspace selling shareholders for fulfilling an earn-out contingency.

Aspace develops online solutions that address multi-channel needs of organizations requiring secure access to systems that are easy to use. We acquired Aspace to expand our financial segment product portfolio and increase our penetration in the financial services market. We expect to leverage the potential customer relationships of Aspace as well as to be able to cross sell the Aspace products to our existing customers.

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit we determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair value, resulting in write-downs of $3.6 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the three months ended March 31, 2005. Additionally, we recorded a goodwill impairment charge of $9.4 million in the three months ended March 31, 2005.

Results of operations

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change	Six Months Ended March 31,		Percentage Change
	2005	2004		2005	2004
Hardware	$2,632	$3,797	(31)%	$6,477	$7,013	(8)%
Software	4,317	1,997	116%	9,998	4,075	145%
Maintenance and support	2,207	1,509	46%	4,236	2,938	44%

	$9,156	$7,303	25%	$20,711	$14,026	48%

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Hardware	29%	52%	31%	50%
Software	47	27	48	29
Maintenance and support	24	21	21	21

	100%	100%	100%	100%

Hardware revenue is comprised of tokens, readers, and smart cards. The decrease in hardware revenue of 31% to $2.6 million in the three months ended March 31, 2005 compared to $3.8 million in the three months ended March 31, 2004 was primarily due to a decrease in token sales to a major European financial institution. The decrease in hardware revenue of 8% to $6.5 million in the six months ended March 31, 2005 compared to $7.0 million in the six months ended March 31, 2004 was primarily due to a decrease in token revenue of $3.1 million.

The increase in software revenue of 116% and 145% in the three and six months ended March 31, 2005, respectively, compared to the three and six months ended March 31, 2004, respectively is primarily due to a significant increase in purchases of our client software by various departments of the U.S. Government and increased sales to our enterprise customers.

Maintenance and support revenue consists of maintenance, training, and consulting. The increase in maintenance and support revenue of 46% and 44% in the three and six months ended March 31, 2005, respectively compared to the three and six months ended March 31, 2004, respectively, was primarily due to maintenance contract renewals from a growing installed base of customers.

Revenue by geography as a percentage of total revenue, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
North America	49%	39%	51%	38%
Europe	46	58	43	59
Asia Pacific	5	3	6	3

	100%	100%	100%	100%

The increase in revenue in North America in the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004, respectively, is primarily a result of growth in revenue from the U.S. Government with the decrease in Europe for the comparable periods resulting from a corresponding decline in our authentication token sales primarily to a major European financial institution.

Hardware and software revenue by segment as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Enterprise	55%	37%	46%	35%
Government	32	20	40	19
Financial	13	43	14	46

	100%	100%	100%	100%

For the three and six month periods ended March 31, 2005 compared to the same periods a year ago we experienced growth in revenue from the enterprise sector and in the U.S. Government as our products gained more visibility and wider acceptance. The decline in the financial sector is due to the decline in our authentication token sales primarily to a major European financial institution.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change	Six Months Ended March 31,		Percentage Change
	2005	2004		2005	2004
Cost of hardware revenue	$1,584	$1,816	(13)%	$3,672	$3,742	(2)%
As a percentage of hardware revenue	60%	48%		57%	53%
Cost of software revenue	1,443	731	97%	2,400	1,957	23%
As a percentage of software revenue	33%	37%		24%	48%
Cost of maintenance and support revenue	620	478	30%	1,263	940	34%
As a percentage of maintenance and support revenue	28%	32%		30%	32%
Amortization and impairment of developed technology	4,357	102	4,172%	4,613	204	2,161%

Total cost of revenue	$8,004	$3,127	156%	$11,948	$6,843	75%

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to warranty reserves and inventory. Our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers, and accordingly have lower margins, compared to tokens that are manufactured by us and yield higher gross margins. Cost of hardware revenue as a percentage of related hardware revenue increased from 48% in the three months ended March 31, 2004 to 60% in the three months ended March 31, 2005 and from 53% in the six months ended March 31, 2004 to 57% in the six months ended March 31, 2005. The increase in all periods presented is primarily due to a decline in our hardware revenue without a corresponding decline in the fixed portion of our hardware cost of sales primarily associated with headcount.

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and customization services. Cost of software revenue as a percentage of related software revenue decreased from 37% in the three months ended March 31, 2004 to 33% in the three months ended March 31, 2005 and decreased from 48% in the six months ended March 31, 2004 to 24% in the six months ended March 31, 2005. The decrease in the cost of software revenue as a percentage of software revenue for all periods resulted primarily from increased sales of non-customized software products.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue decreased from 32% in the three and six months ended March 31, 2004 to 28% and 30% in the three and six months ended March 31, 2005, respectively, primarily as a result of an increase in maintenance and support revenue from a growing installed base of customers.

Amortization and impairment of acquired developed technology

Amortization of acquired developed technology includes amortization of technology capitalized in acquisitions. Amortization, including the impairment charge, increased to $4.4 million and $4.6 million in the three and six months ended March 31, 2005, respectively, from $102,000 and $204,000 in the three and six months ended March 31, 2004, primarily due to the impairment charge of $3.6 million recorded in the three months ended March 31, 2005 and the additional amortization of technology capitalized as part of the consolidation and subsequent acquisition of Aspace.

Operating expenses

A substantial proportion of our operating expenses are comprised of personnel costs, facilities, and associated information technology costs to support our personnel, and are fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Sales and marketing	$7,442	$5,409	$15,090	$10,027
Percentage change from comparable period	38%		50%
As a percentage of total revenue	81%	74%	73%	71%
Headcount at March 31	122	95

Sales and marketing expenses increased $2.0 million or 38% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in absolute dollars resulted principally from the inclusion of Aspace sales and marketing expenses of $1.1 million, an increase in personnel and related costs of $950,000 due to increased headcount and higher sales, and an increase in allocated facility and information technology costs of $243,000. Sales and marketing expenses increased $5.1 million or 50% in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. The increase in absolute dollars resulted principally from an increase in personnel and related costs of $2.7 million due to increased headcount and higher sales, the inclusion of Aspace sales and marketing expenses of $1.4 million, increased spending related to certain sales and marketing activities of $575,000, and an increase in allocated facility and information technology costs of $489,000.

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and an allocation of facilities and information technology costs. The focus of our research and development efforts is to bring new products, as well as new versions of existing products, to market in order to address customer demand.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Research and development	$4,254	$4,934	$9,004	$10,263
Percentage change from comparable period	(14)%		(12)%
As a percentage of total revenue	46%	68%	43%	73%
Headcount at March 31	118	140

Research and development expenses decreased $680,000 or 14% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in research and development expenses is due to lower headcount as a result of our 2004 restructuring, partially offset by the inclusion of Aspace research and development expenses of $862,000, and an increase in allocated facility and information technology costs of $267,000. Research and development expenses decreased $1.3 million or 12% in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. The decrease in research and development expenses is due to lower headcount as a result of our 2004 restructuring, partially offset by the inclusion of Aspace research and development expenses of $1.7 million, and an increase in allocated facility and information technology costs of $491,000.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, director and officers insurance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
General and administrative	$2,742	$1,544	$5,643	$3,157
Percentage change from comparable period	78%		79%
As a percentage of total revenue	30%	21%	27%	23%
Headcount at March 31	41	46

General and administrative expenses increased $1.2 million or 78% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in absolute dollars resulted primarily from the increased staffing costs resulting from the transfer of finance activities from Canada to the United States of approximately $584,000 and costs associated with Sarbanes-Oxley Act compliance of approximately $358,000. General and administrative expenses increased $2.5 million or 79% in the six months ended March 31, 2005 compared to the six months ending March 31, 2004. The increase in absolute dollars resulted from the inclusion of Aspace general and administrative expense of $862,000, increased staffing costs resulting from the transfer of finance activities from Canada to the United States of approximately $600,000, costs associated with Sarbanes-Oxley Act compliance of approximately $750,000, provision for doubtful accounts of approximately $200,000, and to a lesser extent increased premiums for our directors and officers insurance.

Impairment of goodwill

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit we recorded a goodwill impairment charge of $9.4 million in the three months ended March 31, 2005. There were no such write-downs in the three and six months ending March 31, 2004.

Write-down of acquired intangible assets

As noted above, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast we recorded a write-down of $2.4 million related to customer relationships in the three months ended March 31, 2005. There were no such write-downs in the three and six month ending March 31, 2004.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization increased to $611,000 and $626,000 in the three and six months ended March 31, 2005, respectively from $12,000 and $34,000 in the three and six months ended March 31, 2004 primarily due to the additional amortization of intangible assets capitalized as part of the consolidation and subsequent acquisition of Aspace.

Restructuring, business realignment, and severance benefits

Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three months ended March 31, 2005, we incurred $409,000 of restructuring, business realignment and severance benefits due to changes in estimates of our February 2002 restructuring of $191,000 and our March 2004 restructuring of $218,000 related to facility exit costs, primarily as a result of an increase in the time required to sublease our exited facilities. We did not incur any restructuring related charges in the three months ended December 31, 2004.

In March 2004, we initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. As of March 31, 2004, the Company had recorded a charge of $1.2 million, consisting of approximately $1.1 million for the termination of 44 employees and $40,000 for the termination of a non-strategic project. In the three months ended December 31, 2003, we recorded $204,000 of employee termination costs related to our 2003 restructuring.

Though we do not expect to incur any significant charges related to our previous restructurings, a change in the estimated sublease income from or time required to sublease our exited facilities could result in future charges to our statement of operations.

In-process research and development

In the six months ended March 31, 2005, a total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. No such charges were recorded in the six months ended March 31, 2004.

Total other income (expenses), net

Total other income (expenses), net consists of interest income on our cash, cash equivalents, and short-term investments, equity in net loss of Aspace, gains or losses on foreign exchange transactions, and mark-to-market adjustments on our deferred compensation plan assets. Interest income, net, increased slightly to $1.1 million and $2.1 million in the three and six months ended March 31, 2005 compared to $1.0 million and $2.0 million in the three and six months ended March 31, 2004, respectively primarily due to an increase in the yield on our portfolio. No equity in net loss of Aspace was recorded in fiscal 2005, as the financial statements of Aspace have been consolidated in our statement of operations since May 2004. Other expense, net, of $283,000 for the three months ended March 31, 2005 is comprised of foreign exchange losses of $165,000 and $118,000 of expense related to the mark-to-market of our deferred compensation plan assets, which was terminated in March 2005. This compares to other income, net, of $410,000 for the three months ended March 31, 2004, which consists almost entirely of foreign exchange gains. Other income, net of $70,000 for the six months ended March 31, 2005 is comprised of foreign exchange gains of $127,000 offset by other expense of $57,000, primarily related to the mark-to-market of our deferred compensation plan assets. This compares to other income, net of $437,000 for the six months ended March 31, 2004, which consists almost entirely of foreign exchange gains.

Income taxes

Income taxes in all periods represents minimum taxes payable in various jurisdictions. Income taxes were $108,000 and $110,000 in the three and six months ended March 31, 2005, respectively compared to $55,000 and $209,000 in the three and six months ended March 31, 2004, respectively. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

Minority interest was $5,000 and $30,000 in the three and six months ended March 31, 2005, respectively and $35,000 and $80,000 in the three and six months ended March 31, 2004, representing the minority interest share in the consolidated net loss of ActivCard S.A. The decline in minority interest for all periods presented is primarily due to the decrease in the consolidated net loss of ActivCard S.A. During the three months ended March 31, 2005, 4,002 shares of ActivCard S.A. common stock were repurchased for total consideration of approximately $20,000. During the six months ended March 31, 2005, 5,502 shares of ActivCard S.A. common stock were repurchased for total consideration of approximately $33,000.

Liquidity and capital resources

As of March 31, 2005, we had cash, cash equivalents, and short-term investments of $184.2 million, a decrease of $29.9 million from September 30, 2004, primarily due to the use of $20.7 million in operating activities, $7.2 million to acquire the remaining 51% of Aspace, and $1.7 million to repay short-term borrowings of Aspace.

Cash used in operations was $20.7 million in the six months ended March 31, 2005 compared to $10.4 million in the six months ended March 31, 2004. In the six months ended March 31, 2005, our net loss was $32.2 million, including non-cash charges totaling $18.7 million, primarily related to impairment of goodwill, write-down of acquired intangible assets, depreciation and amortization, an in-process research and development charge related to the acquisition of the remaining 51% of Aspace, and amortization of employee stock-based compensation. Also contributing to the use of cash was a reduction in deferred revenue of $3.2 million and a decrease in liabilities of $2.8 million, primarily accrued compensation related to payment of calendar 2004 bonus. In the six months ended March 31, 2004, our net loss was $18.5 million, including non-cash charges totaling $4.6 million, primarily related to depreciation and amortization, and equity in the net loss of Aspace. Increases in assets and decreases in liabilities were offset by a reduction in accounts receivable of $2.7 million.

Investing activities in the six months ended March 31, 2005 generated net cash of $16.4 million from the proceeds of sales or maturities of short-term investments of $38.4 million offset by use of cash of $14.2 million for the purchases of short-term investments and $7.2 million in the acquisition of the remaining 51% of Aspace. Investing activities used net cash of $29.5 million in the six months ended March 31, 2004 primarily for the purchases of short-term investments of $127.2 million, net of proceeds from sales and maturities of $100.9 million, and investment in Aspace of $2.2 million. Purchases of property and equipment used $555,000 and $1.1 million of cash in the six months ended March 31, 2005 and 2004, respectively.

Financing activities provided net cash of $475,000 in the six months ended March 31, 2005 from the issuance of common stock upon the exercise of stock options, rights, and warrants of $2.1 million offset by the repayment of Aspace short-term borrowings of $1.7 million. Financing activities provided cash of $803,000 in the six months ended March 31, 2004, primarily from the issuance of common stock upon the exercise of stock options, rights, and warrants.

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

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual cash obligations	Total	Less than 1 Year (1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases (2)	$16,807	$1,702	$5,794	$5,418	$3,893

(1)	Represents remaining six months of fiscal year.
(2)	Operating lease payments are exclusive of expected sublease income.

Recent Accounting Pronouncements

In December 2004, the FASB revised and retitled SFAS No. 123R Share-Based Payment. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first fiscal year that begins on or after June 15, 2005. We will adopt the provisions of SFAS No. 123R for our first quarter of fiscal 2006 beginning October 1, 2005. We are currently assessing the impact of adopting SFAS No. 123R.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. Our critical accounting policies and estimates are described below.

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

•

Other Intangible Assets – We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as developed technology, customer relationships, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than management’s original assessment, material write-downs of the fair value of intangible assets may be required. Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, we determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair value, resulting in write-downs of $3.6 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the three months ended March 31, 2005. We also recorded such impairments in the three month periods ended September 2004, June 2003, and December 2002. We periodically review the estimated remaining useful lives and recoverability of our other intangible assets. A reduction in the estimate of remaining useful life or recoverability could result in accelerated amortization or a write-down in future periods and may adversely affect our results of operations.

•	Goodwill – Under current accounting guidelines, we periodically assess goodwill for impairment, and at least annually as of December 1. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. If impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. In the three months ended March 31, 2005 Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit we recorded a goodwill impairment charge of $9.4 million. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations.

•	Restructuring, Business Realignment, and Severance Benefits – In connection with our 2004, 2003, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a project termination based on management estimates. Recording of costs associated with vacating facilities require management to estimate future sub-lease income. In the three months ended March 31, 2005 we revised the expected sublease income and the time required to sublease our exited facilities and recorded an additional charge of $409,000. If the actual future payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations.

•	Sales Warranty Reserve – We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. Our standard warranty period is one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes – The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

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

We have not achieved profitability on an operating basis and we expect to incur operating losses for at least the remainder of fiscal 2005. In the six months ended March 31, 2005 and 2004, we incurred losses of approximately $32.2 million and $18.5 million, respectively. As of March 31, 2005, our accumulated deficit was $199.0 million, which represents our net losses since inception. Even our sizable cash balance may not last long enough for our operations to become profitable.

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

In March 2004, we completed a plan to enhance and improve sales and marketing activities, rationalize research and development projects and general and administrative functions, and consolidate geographic locations. We instituted additional cost-cutting measures in April 2005 with a planned reduction of approximately 10% of our workforce. As a result of these actions, we incurred restructuring charges of $409,000 in the six months ended March 31, 2005, $3.5 million in the nine months ended September 30, 2004 and expect to incur an additional $900,000 in restructuring charges in the three months ending June 30, 2005. We incurred restructuring charges of $1.5 million in the year ended December 31, 2003 and $8.6 million in the year ended December 31, 2002 in connection with restructuring plans to streamline operations, improve efficiency, and reduce costs. These restructuring efforts are disruptive to operations and our current efforts may not generate anticipated cost savings.

Additionally, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or increased difficulties in managing our day-to-day operations. Although we believe that it was necessary to reduce the size and cost of our operations to improve our financial results, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Additionally, these efforts may not result in anticipated cost savings making it harder for us to achieve profitability.

The Sarbanes-Oxley Act of 2002 requires us to document and test our internal accounting controls in the fiscal year ending September 30, 2005 and requires our independent public accountants to attest to our report on these controls. Any delays or difficulty in satisfying these requirements could harm our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to report on our internal controls over financial reporting beginning with our annual report for the year ending September 30, 2005 and also requires our independent registered public accountants to attest to this report. Our previous independent registered public accountants informed us that they believed that our financial closing and reporting process in the quarter ended June 30, 2004 represented a significant deficiency in internal control, which means that these were matters that in the auditors’ judgment could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Since that time, we completed the restructuring of our finance department and have devoted resources to remediate and improve our internal controls.

Additionally, in the quarter ended December 31, 2004, our independent registered public accountants identified an adjustment relating to the accounting treatment of our inventory and informed us that this adjustment demonstrates the existence of a significant deficiency in our internal controls. We believe we have remedied this deficiency by augmenting our staff in our finance and accounting departments, performing additional analytical procedures, and training our staff in generally accepted accounting principles. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the significant deficiency we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we are able to implement and maintain adequate controls over our financial processes and reporting in the future.

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

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. Our compliance costs continue to be approximately $400,000 per quarter and are expected to increase over the remaining two quarters of our 2005 fiscal year. We expect these developments to continue to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We have made various strategic acquisitions of companies, products or technologies, including our acquisition of the remaining equity interest in Aspace Solutions Limited completed in December 2004, and we may make additional acquisitions in the future in order to implement our business strategy. These acquisitions involve numerous risks, including:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Disputes over earn-outs or contingent payment obligations;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may result in:

•	Recording goodwill and other intangible assets that are subject to impairment testing on a regular basis and can result in potential periodic impairment charges which could be substantial;

•	Increasing our amortization expense;

•	Incurring large and immediate write-offs, and restructurings; and

•	Disputes regarding representations and warranties, indemnities, earn-outs, and other provisions in acquisition agreements.

During 2004, 2003, and 2002, we recorded charges to earnings associated with the impairment of other intangible assets, write-downs of property and equipment, and losses from discontinued operations from our previous acquisitions. In addition, due to a change in our revenue assumptions related to our acquisition of Aspace, we recorded a charge of $9.4 million related to the impairment of goodwill and a write-down of intangible assets of $6.0 million in the three months ended March 31, 2005. Additionally, acquisitions can also lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

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

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our restructuring initiatives to focus on just our core products and we do not expect to diversify our product offerings in the foreseeable future. By limiting our product offerings in the future, we will likely increase the risks associated with not having a diversified product base.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Customer A	10%	—	—	—
Customer B	—	—	14%	—
Customer C	—	22%	—	23%

If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contract upon expiration, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

We have a long and often complicated sales cycle, which can result in significant revenue fluctuations from quarter to quarter.

The sales cycle for our products is typically long and subject to a number of significant risks over which we have little control. The typical sales cycle is six to nine months for an enterprise customer and over twelve months for a network service provider or government. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly from period to period. If revenue falls significantly below anticipated levels, our business would be negatively impacted.

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

Furthermore, the implementation process is subject to delays resulting from concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenues would also occur over this period, thereby negatively impacting the results of our operations in the near term, resulting in unanticipated fluctuations from quarter to quarter.

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

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected.

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the six months ended March 31, 2005 and 2004 markets outside of North America accounted for 49% and 62%, respectively, of total revenue.

We face a number of additional risks inherent in doing business in international markets, including among others:

•	Unexpected changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	Export controls relating to encryption technology;

•	Tariffs and other trade barriers;

•	Difficulties in staffing and managing international operations;

•	Laws that restrict our ability, and make it costly to reduce headcount;

•	Changing economic or political conditions;

•	Exposures to different legal standards;

•	Burden of complying with a variety of laws and legal systems;

•	Fluctuations in currency exchange rates; and

•	Seasonal reductions in business activity during the summer months in Europe as well as other parts of the world.

While we prepare our financial statements in U.S. dollars, we have historically incurred a significant portion of our expenses in euros and in the British pound. We expect that a significant portion of our expenses will continue to be incurred in euros and in the British pound, as well as in other currencies, although to a lesser extent. Fluctuations in the value of these currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and may have similar write-downs in future periods.

We recorded an impairment write-down of goodwill of $9.4 million in the six months ended March 31, 2005. Additionally, we have recorded impairment write-downs of acquired intangible assets of $6.0 million in the three months ended March 31, 2005, $45,000 in the nine months ended September 30, 2004, $758,000 in the year ended December 31, 2003, and $5.1 million in the year ended December 31, 2002. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions. Additionally, we terminated certain non-core activities during 2003, including our biometric hardware product line, hosting of PKI digital certificate issuance, and overlapping product offerings. As a result of these decisions, we recorded charges to earnings of $4.2 million during 2003.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations. As of March 31, 2005, we had $3.0 million of other intangible assets and $15.4 million of goodwill accounting for 8% of our total assets.

We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into additional relationships, or if we lose an existing relationship, our business could be harmed.

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

The members of our management team have not previously worked together, and we cannot be sure that they will be able to work together effectively. Our management team has changed significantly in the past twelve months. Our Senior Vice President, Sales and Marketing, Frank Bishop, will be leaving the Company. In May 2004, we appointed Ben C. Barnes as our Chief Executive Officer, in November 2004, we appointed Ragu Bhargava as our Chief Financial Officer, and in September 2004 we appointed Stacey Soper as our Senior Vice President, Products. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Our operating results could suffer if we are subject to an intellectual property infringement claim.

We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restriction on the use of such proprietary rights. There is a risk that our products infringe on the proprietary rights of third parties. While we currently do not believe that our products infringe on proprietary rights of third parties, infringement or invalidity claims may nevertheless be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights. However, we may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses internationally, principally in euros and the British pound. We manage the sensitivity of our international sales by denominating transactions in U.S. dollars. A natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During the three and six months ended March 31, 2005, approximately 55% and 62%, respectively of total sales were invoiced in U.S. dollars. During the three and six months ended March 31, 2004, approximately 76% and 70%, respectively of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At March 31, 2005, we held $13.1 million of cash and cash equivalents and $171.1 million in short-term investments for a total of $184.2 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% change in interest rates is not expected to have a material effect on the fair value of our portfolio or our results of operations.

ITEM 4: CONTROLS AND PROCEDURES

We have twice been informed of weaknesses in our internal controls by our independent registered public accountants in the past twelve months. Most recently, in the quarter ended December 31, 2004, our independent registered public accountants identified an adjustment relating to the accounting treatment under generally accepted accounting principles (GAAP) of our inventory. Our independent registered public accountants informed us that this adjustment demonstrates the existence of a significant deficiency in our internal controls. We believe we have remedied this deficiency by augmenting the current staffing in our finance and accounting departments, performing additional analytical procedures, and training our staff in GAAP rules. Though we believe we have remedied this deficiency, other deficiencies may be identified that we may be unable to remediate prior to September 30, 2005, when our internal controls will be required to be certified by our independent registered public accountants, and thus we may be unable to conclude that our internal controls over financial reporting are effective as of that date.

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

PART II    OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on February 7, 2005. The following proposals were submitted to a vote of the stockholders:

Proposal No. 1: Election of Directors

The following votes were cast for each director nominee:

Name	For	Withheld
Yves Audebert	32,841,369	322,300
Ben C. Barnes	32,976,269	187,400
William Crowell	32,416,292	747,377
John A. Gordon	32,901,269	262,400
Clifford Gundle	33,036,169	127,500
Richard A. Kashnow	32,416,192	747,477
Montague Koppel	33,026,304	137,365
James E. Ousley	32,901,469	262,200
Richard White	32,232,483	931,186

Proposal No. 2: Ratification of independent registered public accountants

The stockholders voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2005 by the following vote:

FOR:	33,075,286
AGAINST:	82,999
ABSTAIN:	5,384

ITEM 5: OTHER INFORMATION

In February 2005, the Compensation Committee of the Board of Directors approved the payment of cash bonuses for the Company’s six executive officers in the aggregate amount of $438,000. The bonuses were paid pursuant to the Company’s annual bonus plan for the calendar year ended December 31, 2004 and included $89,000 paid to Ben C. Barnes, the Company’s Chief Executive Officer, pursuant to his employment agreement. The bonus amount paid to each officer was based on individual performance in the calendar year ended December 31, 2004, as well as based on the terms of each individual officer’s employment agreement with the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivCard Corp. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 10th day of May 2005.

ActivCard Corp.

By:	/s/ RAGU BHARGAVA
Ragu Bhargava Senior Vice President and Chief Financial Officer