Form 10-Q
period 2005-06-30
ACTIVCARD CORP
filed 2005-08-09
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, the Registrant had outstanding 43,935,982 shares of Common Stock.

ACTIVCARD CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2005

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTIVCARD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	September 30, 2004(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,788	$17,113
Short-term investments	149,006	196,950
Accounts receivable, net of allowance for doubtful accounts	9,421	5,325
Inventories	1,756	1,996
Prepaid expenses and other current assets	2,929	2,450

Total current assets	191,900	223,834

Property and equipment, net	3,028	3,989
Restricted investments	—	715
Other intangible assets, net	2,545	2,286
Other long-term assets	823	800
Goodwill	15,356	19,462

Total assets	$213,652	$251,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,166	$2,324
Short-term borrowings	—	1,605
Accrued compensation and related benefits	4,914	7,339
Current portion of accrual for restructuring, business realignment, and severance benefits	1,103	1,262
Accrued and other current liabilities	3,018	3,278
Current portion of deferred revenue	4,996	6,962

Total current liabilities	16,197	22,770
Long-term deferred revenue, net of current portion	1,909	3,677
Long-term portion of accrual for restructuring, business realignment, and severance benefits, net of current portion	3,070	3,605
Long-term deferred rent	1,126	1,109

Total liabilities	22,302	31,161

Minority interest	1,290	1,394

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 43,932,982 issued and outstanding at June 30, 2005 and 42,483,883 issued and outstanding at September 30, 2004	44	42
Additional paid-in capital	410,155	400,014
Deferred employee stock-based compensation	(699)	(639)
Accumulated deficit	(204,625)	(166,805)
Accumulated other comprehensive loss	(14,815)	(14,081)

Total stockholders’ equity	190,060	218,531

Total liabilities and stockholders’ equity	$213,652	$251,086

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Hardware	$3,124	$3,965	$9,601	$10,978
Software	2,653	4,044	12,651	8,119
License	4,100	—	4,100	—
Maintenance and support	2,158	1,482	6,394	4,420

	12,035	9,491	32,746	23,517

Cost of revenue:
Hardware	1,523	2,480	5,195	6,222
Software	945	1,042	3,345	2,999
License	23	—	23	—
Maintenance and support	578	630	1,841	1,570
Amortization and impairment of acquired developed technology	237	141	4,850	345

	3,306	4,293	15,254	11,136

Gross profit	8,729	5,198	17,492	12,381

Operating expenses:
Sales and marketing	6,846	6,505	21,936	16,532
Research and development	4,353	4,369	13,357	14,632
General and administration	2,529	2,355	8,172	5,512
Restructuring, business realignment, and severance benefits	733	1,522	1,142	2,913
Amortization of acquired intangible assets	233	13	859	47
Impairment of goodwill	—	—	9,426	—
Write-down of acquired intangible assets	—	—	2,352	—
In-process research and development	—	383	537	383

Total operating expenses	14,694	15,147	57,781	40,019

Loss from operations	(5,965)	(9,949)	(40,289)	(27,638)

Other income (expenses):
Interest income, net	1,069	958	3,208	2,996
Other expenses, net	(683)	(571)	(613)	(134)
Equity in net loss of Aspace Solutions Limited	—	(859)	—	(3,970)

Total other income (expenses), net	386	(472)	2,595	(1,108)

Loss before income taxes and minority interest	(5,579)	(10,421)	(37,694)	(28,746)
Income taxes	(12)	17	(122)	(192)
Minority interest	(34)	49	(4)	129
Other investors’ interest in Aspace Solutions Limited	—	292	—	292

Net loss	$(5,625)	$(10,063)	$(37,820)	$(28,517)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	$555	$(2,160)	$(677)	$(2,268)
Foreign currency translation gain (loss)	487	523	(57)	696

Comprehensive loss	$(4,583)	$(11,700)	$(38,554)	$(30,089)

Basic and diluted net loss per common share	$(0.13)	$(0.24)	$(0.87)	$(0.68)

Shares used to compute basic and diluted net loss per share	43,632	42,187	43,258	42,166

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss from operations	$(37,820)	$(28,517)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	1,399	1,708
Amortization and impairment of acquired developed technology	4,850	345
Amortization of acquired intangible assets	859	47
Amortization of employee stock-based compensation	201	209
Impairment of goodwill	9,426	—
Write-down of acquired intangible assets	2,352	—
In-process research and development	537	383
Loss on disposal of property and equipment	74	164
Equity in net loss of Aspace Solutions Limited	—	3,970
Minority interest in ActivCard S.A.	4	(129)
Other investors’ interest in Aspace Solutions Limited	—	(292)
Changes in:
Accounts receivable	(4,188)	(544)
Inventories	198	725
Prepaid expenses and other current assets	13	799
Accounts payable	(127)	(519)
Accrued compensation and related benefits	(2,287)	61
Accrual for restructuring, business realignment, and severance benefits	(728)	452
Accrued and other current liabilities	405	(175)
Deferred revenue	(3,675)	1,213
Deferred rent	16	130

Cash used in operating activities	(28,491)	(19,970)

Cash flows from investing activities:
Purchases of property and equipment	(611)	(1,287)
Purchases of short-term investments	(14,953)	(189,253)
Proceeds from sale or maturities of short-term investments	61,675	142,353
Cash used in acquisition of Aspace Solutions Limited	(7,162)	—
Investment in and loans to Aspace Solutions Limited	—	(2,635)
Acquisition of ActivCard S.A. minority interest	(59)	—
Other long-term assets	(28)	75

Cash provided by (used in) investing activities	38,862	(50,747)

Cash flows from financing activities:
Proceeds from exercise of stock options, rights, and warrants	2,813	1,465
Borrowings (repayments) of short-term debt	(1,490)	421
Repayment of long-term debt	—	(3)

Cash provided by financing activities	1,323	1,883

Effect of exchange rate changes	(19)	183

Net increase (decrease) in cash and cash equivalents	11,675	(68,651)
Cash and cash equivalents, beginning of period	17,113	80,101

Cash and cash equivalents, end of period	$28,788	$11,450

Supplemental disclosures:
Cash paid for interest	$54	$1
Cash paid for income taxes	77	92

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$7,023	$—

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended June 30, 2005 and 2004

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

Change in fiscal year end – In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for three months ended June 30, 2005 reflects the Company’s third quarter of fiscal 2005 and the consolidated financial information for the nine months ended June 30, 2005 reflects the first nine months of fiscal 2005. The comparative historical consolidated financial information for the three months ended June 30, 2004 reflects the Company’s second quarter of fiscal 2004. The comparative historical financial information for the nine months ended June 30, 2004 reflects the nine month period comprised of the Company’s fourth fiscal quarter of fiscal 2003, ended December 31, 2003, first fiscal quarter of fiscal 2004, ended March 31, 2004 and the second fiscal quarter of fiscal 2004, ended June 30, 2004.

Reclassifications – The Company has made the following reclassifications of prior period expenses to conform to the current period’s presentation.

•	The Company has reclassified auction rate securities of $4.6 million in the consolidated balance sheet as of September 30, 2004 from cash and cash equivalents to short-term investments;

•	The Company has reclassified $141,000 for the three months ended June 30, 2004, and $345,000 for the nine months ended June 30, 2004, from amortization of acquired intangibles to amortization of acquired developed technology;

•	The Company has reclassified $604,000 for the three months ended June 30, 2004, and $2,083,000 for the nine months ended June 30, 2004, from sales and marketing expense to research and development expense; and

•	The Company has reclassified $94,000 for the three months ended June 30, 2004, and $494,000 for the nine months ended June 30, 2004, from research and development expense to general and administration expense.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

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

In December 2004, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after October 1, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8%	3.8%	3.6%	2.8%
Expected volatility	45%	55%	45%	47%
Expected life (years)	4.0	4.4	4.0	4.2

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(5,625)	$(10,063)	$(37,820)	$(28,517)
Less: Employee stock-based compensation expense included in reported net loss	89	90	201	209
Add: Total employee stock-based compensation expense determined under fair value based method for all awards	(449)	(522)	3,686	(527)

Pro forma net loss	$(5,985)	$(10,495)	$(33,933)	$(28,835)

Basic and diluted net loss per share, as reported	$(0.13)	$(0.24)	$(0.87)	$(0.68)

Basic and diluted net loss per share, pro forma	$(0.14)	$(0.25)	$(0.78)	$(0.68)

Shares used to compute basic and diluted loss per share	43,632	42,187	43,258	42,166

For the nine months ended June 30, 2005, the total employee stock-based compensation expense determined under the fair value based method reduces the pro forma net loss as a result of the cancellation of stock options for which the amortization of the fair value compensation expense had been previously included in our pro forma results. Cancellations consist primarily of unexercised options of former employees.

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

Nine Months Ended June 30, 2005 and 2004

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

Nine Months Ended June 30, 2005 and 2004

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

A total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. The Company began consolidating the operations of Aspace from May 2004, the date it became a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities. As the acquisition of the remaining 51% equity interest resulted only in additional intangible assets of $8.3 million, goodwill of $5.3 million and additional amortization of intangible assets of $1.7 million in the nine months ended June 30, 2005, correspondingly pro forma results of operations are not presented. Subsequent to the purchase date, Aspace failed to satisfy an earn-out contingency, resulting in a write-down of the acquired intangible assets and goodwill. See further discussion in Note 6 and Note 7.

4. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, December 31, 2003	$42
Provision for doubtful accounts	100
Amounts written off	(7)

Balance, September 30, 2004	135
Provision for doubtful accounts	251
Amounts written off	(180)

Balance, June 30, 2005	$206

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

One customer accounted for 44% of accounts receivable as of June 30, 2005. One customer accounted for 12% of accounts receivable as of September 30, 2004.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Customer A	34%	—	13%	—
Customer B	—	—	13%	—
Customer C	—	16%	—	10%
Customer D	—	11%	—	—
Customer E	—	—	—	15%

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	September 30, 2004
Components	$835	$1,088
Finished Goods	921	908

	$1,756	$1,996

6. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	June 30, 2005
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$8,416	$6,684	$1,732
Customer relationships	1,367	558	809
Patents	661	657	4

	$10,444	$7,899	$2,545

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

Estimated future amortization of other intangible assets is as follows (in thousands):

	Acquired Developed Technology	Customer Relationships	Patents
Fiscal years ending September 30,
2005 (remaining 3 months)	$237	$233	$4
2006	909	555	—
2007	577	21	—
2008	9	—	—

	$1,732	$809	$4

7. Goodwill

Changes in goodwill are as follows (in thousands):

Balance, December 31, 2003	$15,322
Goodwill recorded upon initial consolidation of Aspace Solutions Limited (see Note 3)	4,140

Balance, September 30, 2004	19,462
Goodwill recorded upon acquisition of remaining 51% of Aspace Solutions Limited (see Note 3)	5,320
Impairment of Goodwill	(9,426)

Balance, June 30, 2005	$15,356

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement, resulting in the Company revising its near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, the Company recorded a goodwill impairment charge of $9.4 million in the three months ended March 31, 2005.

8. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, December 31, 2003	$248
Warranty costs incurred	(158)
Additions related to current period sales	38
Adjustments to reserve related to prior period sales	32

Balance, September 30, 2004	160
Warranty costs incurred	(68)
Additions related to current period sales	45
Adjustments to reserve related to prior period sales	(51)

Balance, June 30, 2005	$86

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

9. Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, is effective for restructurings activities initiated after December 15, 2002, therefore the 2003 and all subsequent restructurings have been accounted for under SFAS No. 146.

2002 Restructuring Plan

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. The Company recorded a total charge of $8.7 million, consisting of $6.1 million for excess facilities and $2.6 million for costs associated with the reduction in workforce. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming current market lease rates and vacancy periods. The charge for the reduction in workforce consisted of severance, outplacement, and other termination costs. In March 2005, the Company recorded an additional charge of $191,000 related to the timing of when the sublease would commence. In June 2005, the Company entered into a sublease agreement for the portion of its Fremont facility vacated as part of the 2002 Restructuring Plan. The terms of the sublease agreement are different from previous assumptions, therefore the Company recorded a benefit of $104,000, reducing the restructuring reserve. All expenses related to the workforce reduction have been paid and the remaining cash expenditures to complete the facility exit activities, net of sublease income, will be made over the remaining life of the lease ending February 2011.

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

2004 Restructuring Plan

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. As of June 30, 2005, the Company has recorded a total charge of $3.7 million, consisting of $3.1 million for workforce reduction, $618,000 for excess facilities, and $40,000 for the termination of the non-strategic project. The non-strategic project was terminated during the three months ended March 31, 2004. All 109 employees have been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. As part of the restructuring, in September 2004, the Company vacated its Canada office and recorded a charge related to the remaining liability under the associated lease net of estimated sublease income of $855,000. Sublease income was estimated assuming current market lease rates and vacancy periods. In March 2005, the Company recorded

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

an additional charge of $218,000 related to the timing of when the sublease would commence and reduced the expected sublease income. Remaining cash expenditures to complete the facility exit activities will be made over the remaining life of the lease ending June 2008. The remaining cash payments to complete the workforce reduction are expected to be made by September 30, 2005.

April 2005 Restructuring Plan

On April 1, 2005, the Company implemented an organizational restructuring to eliminate approximately 18 employees of whom 11 were in sales and marketing, 5 in research and development, and 2 in general and administration and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction in the three months ended June 30, 2005. All 18 employees have been terminated as of June 30, 2005. The remaining cash payments related to the workforce reduction are expected to be made by September 30, 2005.

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring Facility Exit Costs	2003 Restructuring Workforce Reduction	2004 Restructuring			2005 Restructuring Workforce Reduction
			Workforce Reduction	Project Termination	Facility Exit Costs		Total
Balances, December 31, 2003	$4,507	$244	$—	$—	$—	$—	$4,751
Provision for restructuring and business realignment costs	—	—	3,110	40	400	—	3,550
Adjustments to accruals for changes in estimates	10	—	(31)	—	—	—	(21)
Cash payments	(519)	(244)	(2,620)	(40)	—	—	(3,423)
Impact of exchange rates	—	—	23	—	—	—	23
Non-cash charges	—	—	—	—	(13)	—	(13)

Balances, September 30, 2004	$3,998	$—	$482	$—	$387	$—	$4,867
Cash payments	(165)	—	(264)	—	(82)	—	(511)
Impact of exchange rates	—	—	23	—	24	—	47

Balances, December 31, 2004	$3,833	$—	$241	$—	$329	$—	$4,403
Adjustments to accruals for changes in estimates	191	—	—	—	218	—	409
Cash payments	(167)	—	(196)	—	(75)	—	(438)
Impact of exchange rates	—	—	(10)	—	1	—	(9)

Balances, March 31, 2005	$3,857	—	$35	—	$473	—	$4,365
Provision for restructuring and business realignment costs	—	—	—	—	—	837	837
Adjustments to accruals for changes in estimates	(104)	—	—	—	—	—	(104)
Cash payments	(172)	—	—	—	(77)	(655)	(904)
Impact of exchange rates	—	—	(1)	—	(8)	(12)	(21)

Balances, June 30, 2005	3,581	—	34	—	388	170	4,173
Less current portion	(750)	—	(34)	—	(149)	(170)	(1,103)

Long-term portion	$2,831	$—	$—	$—	$239	$—	$3,070

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

10. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(5,625)	$(10,063)	$(37,820)	$(28,517)

Denominator:
Weighted average number of shares outstanding	43,632	42,187	43,258	42,166

Basic and diluted net loss per share	$(0.13)	$(0.24)	$(0.87)	$(0.68)

For the above mentioned periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 365,000 and 428,000, respectively, in the three months ended June 30, 2005 and 2004. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 631,000 and 602,000, respectively, in the nine months ended June 30, 2005 and 2004.

11. Contingencies

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at June 30, 2005 or September 30, 2004.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at June 30, 2005 or September 30, 2004.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

12. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing segmented information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended June 30, 2005
Total revenue	$7,011	$4,741	$283	$12,035
Loss from operations	(1,442)	(4,474)	(49)	(5,965)
Capital expenditures	29	24	3	56
Depreciation and amortization	199	180	1	380

Three months ended June 30, 2004
Total revenue	$4,202	$4,011	$1,278	$9,491
Income (loss) from operations	(6,564)	(3,556)	171	(9,949)
Capital expenditures	47	107	—	154
Depreciation and amortization	231	238	20	489

Nine months ended June 30, 2005
Total revenue	$17,690	$13,613	$1,443	$32,746
Income (loss) from operations	(10,962)	(29,344)	17	(40,289)
Capital expenditures	247	352	12	611
Depreciation and amortization	609	789	1	1,399

Nine months ended June 30, 2004
Total revenue	$9,481	$12,273	$1,763	$23,517
Loss from operations	(18,618)	(8,293)	(727)	(27,638)
Capital expenditures	684	569	34	1,287
Depreciation and amortization	792	829	87	1,708

June 30, 2005
Goodwill	8,699	6,550	107	15,356
Long-lived assets	2,578	3,746	72	6,396
Total assets	191,693	19,372	2,587	213,652

September 30, 2004
Goodwill	8,698	10,657	107	19,462
Long-lived assets	3,561	4,035	194	7,790
Total assets	224,309	23,685	3,092	251,086

The Europe segment includes the goodwill impairment charge of $9.4 million and the write-down of acquired intangible assets of $6.0 million recorded in the nine months ended June 30, 2005, related to Aspace.

13. Subsequent Events

In July 2005, the Company entered into a Stock Purchase Agreement (Agreement) to acquire the outstanding capital stock of Protocom Development Systems Pty Ltd (Protocom). The transaction closed on August 5, 2005 and the Company paid cash of $21.0 million and 1,650,000 shares of its common stock for the

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

initial purchase consideration. Pursuant to the Agreement the Company is required to issue up to an additional 2,100,000 shares of its common stock if Protocom achieves a revenue target between $13.7 million and $18.7 million during the one-year period ending June 30, 2006. The Company acquired Protocom to enhance its penetration in the enterprise single sign-on market, broaden its customer base and strengthen its product portfolio and domain expertise. Results of operations of Protocom will be included in the results of operations of the Company from the date of closing.

In July 2005, the Company announced that it would implement an organizational restructuring in order to eliminate redundancies and reduce expenses of the combined Company. As a result of the restructuring which will include the reduction of approximately 13% of the combined workforce, the Company expects to record a one-time restructuring charge related to severance of approximately $1.8 million in the quarter ending September 30, 2005.

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

Significant events

Our financial results for the three and nine months ended June 30, 2005 and 2004, respectively, were affected by certain significant events that should be considered in comparing the periods presented.

Change in fiscal year

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for three months ended June 30, 2005 reflects our third quarter of fiscal 2005 and the consolidated financial information for the nine months ended June 30, 2005 reflects the first nine months of fiscal 2005. The comparative historical consolidated financial information for the three months ended June 30, 2004 reflects our second quarter of fiscal 2004. The comparative historical financial information for the nine months ended June 30, 2004 reflects the nine month period comprised of our fourth fiscal quarter of fiscal 2003, ended December 31, 2003, first fiscal quarter of fiscal 2004, ended March 31, 2004, and the second fiscal quarter of fiscal 2004, ended June 30, 2004.

Restructurings

We have previously restructured and re-aligned portions of our business in March 2004, March 2003, and February 2002 and most recently in April and July 2005. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction, facility exit costs, and other related expenses. We recorded a charge of $837,000 related to the April 2005 restructuring in the three months ended June 30, 2005 and expect to record a charge of $1.8 million related to the July 2005 restructuring in the three months ending September 30, 2005.

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

Aspace develops online solutions that address multi-channel needs of organizations requiring secure access to systems that are easy to use. We acquired Aspace to expand our financial product portfolio and increase our penetration in the financial services market.

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit we determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair value, resulting in write-downs of $3.6 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the nine months ended June 30, 2005. Additionally, we recorded a goodwill impairment charge of $9.4 million in the nine months ended June 30, 2005.

In July 2005, we entered into a Stock Purchase Agreement (Agreement) to acquire the outstanding capital stock of Protocom Development Systems Pty Ltd (Protocom). The transaction closed on August 5, 2005 and we paid cash of $21.0 million and 1,650,000 shares of our common stock for the initial purchase consideration. Pursuant to the Agreement we are required to issue up to an additional 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.7 million and $18.7 million during the one-year period ending June 30, 2006. We acquired Protocom to enhance our penetration in the enterprise single sign-on market, broaden our customer base, strengthen our product portfolio and domain expertise. Results of operations of Protocom will be included in our results of operations from the date of closing.

Results of operations

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Nine Months Ended June 30,		Percentage Change
	2005	2004		2005	2004
Hardware	$3,124	$3,965	(21)%	$9,601	$10,978	(13)%
Software	2,653	4,044	(34)%	12,651	8,119	56%
License	4,100	—	100%	4,100	—	100%
Maintenance and support	2,158	1,482	46%	6,394	4,420	45%

	$12,035	$9,491	27%	$32,746	$23,517	39%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Hardware	26%	42%	29%	47%
Software	22	43	39	34
License	34	—	12	—
Maintenance and support	18	15	20	19

	100%	100%	100%	100%

Hardware revenue is comprised of tokens, readers, and smart cards. The decrease in hardware revenue of 21% to $3.1 million in the three months ended June 30, 2005 compared to $4.0 million in the three months ended June 30, 2004 was primarily due to a decrease in smart card and reader sales. The decrease in hardware revenue of 13% to $9.6 million in the nine months ended June 30, 2005 compared to $11.0 million in the nine months ended June 30, 2004 was primarily due to a decrease in token revenue of $2.9 million offset by increased sales of smart cards and readers.

The decrease in software revenue of 34% to $2.7 million in the three months ended June 30, 2005 compared to $4.0 million in the three months ended June 30, 2004 was primarily due to a decrease in sales of our client software and a decrease in the professional services revenue associated with software projects. The increase in software revenue of 56% in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 is primarily due to an increase in sales of our client software by various departments of the U.S. Government and increased sales to our enterprise customers.

License revenue of $4.1 million in the three months ended June 30, 2005 represents a one-time license fee for certain patents.

Maintenance and support revenue consists of maintenance, training, and consulting. The increase in maintenance and support revenue of 46% and 45% in the three and nine months ended June 30, 2005, respectively, compared to the three and nine months ended June 30, 2004, respectively, was primarily due to maintenance contract renewals from a growing installed base of customers.

Revenue by geography as a percentage of total revenue is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
North America	58%	44%	54%	40%
Europe	40	42	42	52
Asia Pacific	2	14	4	8

	100%	100%	100%	100%

The increase in revenue in North America in the three and nine months ended June 30, 2005 compared to the three and nine months ended June 30, 2004, respectively, is primarily a result of the license revenue, partially offset by a decrease in hardware and software sales to U.S. government and enterprise customers. Asia Pacific revenue in 2004 were higher than 2005 due to large enterprise orders in the three months ended June 30, 2004.

Hardware and software revenue by segment as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Enterprise	71%	49%	55%	41%
Government	11	35	29	26
Financial	18	16	16	33

	100%	100%	100%	100%

Increase in revenue from the enterprise sector in the 2005 periods compared to the 2004 periods is primarily due to license revenue in the periods ended June 30, 2005. Revenue from the government sector declined in the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 as a result of the lack of new significant new orders from the U.S. Government due to the uncertainty and funding surrounding the Homeland Security Presidential Directive #12 and the seasonal nature of purchases by government agencies. Revenue from the government sector increased in the nine month period ended June 30, 2005 compared to the nine month period ended June 30, 2004 because of an order from the Department of Veterans Affairs that was received in June 2004 for which revenues have been recognized primarily during the nine months ended June 30, 2005. Revenue from the financial sector increased slightly in the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 due to an increased level of token shipments. Revenue from the financial sector declined during the nine month period ended June 30, 2005 compared to the same period a year ago due to the decline in authentication token sales primarily to a major European financial institution which occurred in the six month period ended March 31, 2005, partially offset by a resumption in sales to that customer in the three month period ended June 30, 2005.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Nine Months Ended June 30,		Percentage Change
	2005	2004		2005	2004
Cost of hardware revenue	$1,523	$2,480	(39)%	$5,195	$6,222	(17)%
As a percentage of hardware revenue	49%	63%		54%	57%
Cost of software revenue	945	1,042	(9)%	3,345	2,999	12%
As a percentage of software revenue	36%	26%		26%	37%
Cost of license revenue	23	—		23	—
As a percentage of license revenue	1%	—%	n/a	1%	—%	n/a
Cost of maintenance and support revenue	578	630	(8)%	1,841	1,570	17%
As a percentage of maintenance and support revenue	27%	43%		29%	36%
Amortization and impairment of developed technology	237	141	68%	4,850	345	1,306%

Total cost of revenue	$3,306	$4,293	(23)%	$15,254	$11,136	37%

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to warranty reserves and inventory. Our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers, and, accordingly, have lower margins, compared to tokens that are manufactured by us and yield higher gross margins. Cost of hardware revenue as a percentage of related hardware revenue decreased from 63% in the three months ended June 30, 2004 to 49% in the three months ended June 30, 2005 and from 57% in the nine months ended June 30, 2004 to 54% in the nine months ended June 30, 2005, primarily due to an increase in shipments of tokens with higher margins.

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and customization services. Cost of software revenue as a percentage of related software revenue increased from 26% in the three months ended June 30, 2004 to 36% in the three months ended June 30, 2005 and decreased from 37% in the nine months ended June 30, 2004 to 26% in the nine months ended June 30, 2005. The fluctuation in the cost of software revenue as a percentage of software revenue for all periods resulted primarily from fluctuations in sales of non-customized software products.

Cost of license revenue

Cost of license revenue consists of costs incurred to complete the assignment of certain of the Company’s biometric patents and patent applications as part of the license transaction that occurred in the three months ended June 30, 2005.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue decreased from 43% in the three months ended June 30, 2004 to 27% in the three months ended June 30, 2005 and from 36% in the nine months ended June 30, 2004 to 29% in the nine months ended June 30, 2005. The decrease in all periods presented is primarily due to an increase in maintenance and support revenue from a growing installed base of customers without a corresponding increase in the cost of providing maintenance and support.

Amortization and impairment of acquired developed technology

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions. Amortization increased to $237,000 in the three months ended June 30, 2005 from $141,000 in the three months ended June 30, 2004 primarily due to the additional amortization of technology capitalized as part of the acquisition of Aspace. Amortization and impairment increased from $345,000 in the nine month period ended June 30, 2004 to $4.9 million in the nine month period ended June 30, 2005 primarily due to the impairment charge of $3.6 million recorded in the three months ended March 31, 2005 and the additional amortization of technology capitalized as part of the consolidation and subsequent acquisition of Aspace.

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Sales and marketing	$6,846	$6,505	$21,936	$16,532
Percentage change from comparable period	5%		33%
As a percentage of total revenue	57%	69%	67%	70%
Headcount at June 30	99	104

Sales and marketing expenses increased $341,000 or 5% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Sales and marketing expenses increased $5.4 million or 33% in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. The increase resulted principally from an increase in personnel and related costs of $2.1 million due to increased average headcount during the period and higher sales, the inclusion of Aspace sales and marketing expenses of $2.3 million and increased spending related to certain sales and marketing activities of $1.0 million.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Research and development	$4,353	$4,369	$13,357	$14,632
Percentage change from comparable period	—%		(9)%
As a percentage of total revenue	36%	46%	41%	62%
Headcount at June 30	112	115

Research and development expenses decreased $16,000 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Research and development expenses decreased $1.3 million or 9% in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 due to lower headcount as a result of our 2004 restructuring, partially offset by the inclusion of Aspace research and development expenses.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
General and administrative	$2,529	$2,355	$8,172	$5,512
Percentage change from comparable period	7%		48%
As a percentage of total revenue	21%	25%	25%	23%
Headcount at June 30	37	41

General and administrative expenses increased $174,000 or 7% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in absolute dollars resulted primarily from costs associated with Sarbanes-Oxley Act compliance, partially offset by a reduction in litigation expenses. General and administrative expenses increased $2.7 million or 48% in the nine months ended June 30, 2005 compared to the nine months ending June 30, 2004. The increase in absolute dollars resulted from costs associated with Sarbanes-Oxley Act compliance of $1.4 million, the inclusion of Aspace general and administrative expense of $1.0 million, increased staffing costs resulting from the transfer of finance activities from Canada to the United States of $500,000, and bad debt expense of $100,000, partially offset by a reduction in litigation expenses of $400,000.

Restructuring, business realignment, and severance benefits

Restructuring and business realignment expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three months ended June 30, 2005 we recorded a net restructuring charge of $733,000 including $837,000 for severance, benefits and other costs related to a reduction in headcount, associated with the April 2005 restructuring. The charge was offset by $104,000 of additional estimated sublease income from our vacated Fremont facilities, which has been subleased effective July 15, 2005. In the nine months ended June 30, 2005 we recorded a restructuring charge of $1.1 million primarily related to our April 2005 restructuring with the balance related to facility exit costs that were vacated as part of our previous restructurings.

The restructuring charges of $1.5 million and $2.9 million for the three and nine months ended June 30, 2004 were primarily the result of our March 2004 restructuring.

Though we do not expect to incur any significant charges related to our previous restructurings, a change in the estimated sublease income from our exited facilities could result in future charges to our statement of operations. Additionally, we expect to record a charge of $1.8 million related to our July 2005 restructuring in the three month period ending September 30, 2005.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization increased to $233,000 and $859,000 in the three and nine months ended June 30, 2005, respectively from $13,000 and $47,000 in the three and nine months ended June 30, 2004 primarily due to the additional amortization of intangible assets capitalized as part of the consolidation and subsequent acquisition of Aspace.

Impairment of goodwill

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit we recorded a goodwill impairment charge of $9.4 million in the nine months ended June 30, 2005. There were no such write-downs in the nine months ended June 30, 2004.

Write-down of acquired intangible assets

As noted above, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast, we recorded a write-down of $2.4 million related to customer relationships in the nine months ended June 30, 2005. There were no such write-downs in the nine months ended June 30, 2004.

In-process research and development

In the nine months ended June 30, 2005, a total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. A charge of $383,000 was recorded in the nine months ended June 30, 2004 from the initial consolidation of Aspace pursuant to FASB Interpretation No. 46R.

Total other income (expenses), net

Total other income (expense), net consists of interest income on our cash, cash equivalents, and short-term investments, gains or losses on foreign exchange transactions, equity in net loss of Aspace, and mark-to-market adjustments on our deferred compensation plan assets. Interest income, net, increased slightly to $1.1 million and $3.2 million in the three and nine months ended June 30, 2005 compared to $1.0 million and $3.0 million in the three and nine months ended June 30, 2004, respectively, primarily due to an increase in the yield on our portfolio. Other expense, net, of $683,000 for the three months ended June 30, 2005 and $571,000 for the three months ended June 30, 2004 is comprised primarily of foreign exchange losses. Other expense, net of $613,000 for the nine months ended June 30, 2005 is comprised of foreign exchange losses of $556,000 and other expense of $57,000, primarily related to the mark-to-market adjustment of our deferred compensation plan assets. This compares to other expense, net of $134,000 for the nine months ended June 30, 2004, which consists almost entirely of foreign exchange losses. No equity in net loss of Aspace was recorded in fiscal 2005, as the financial statements of Aspace have been consolidated in our statement of operations effective May 2004.

Income taxes

Income taxes in all periods represent minimum taxes payable in various jurisdictions. Income tax expenses were $12,000 and $122,000 in the three and nine months ended June 30, 2005, respectively compared to an income tax benefit of $17,000 and expense of $192,000 in the three and nine months ended June 30, 2004, respectively. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not currently consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

Minority interest expense was $34,000 and $4,000 in the three and nine months ended June 30, 2005, representing the minority interest share in the consolidated net income of ActivCard S.A. Minority interest recovery was $49,000 and $129,000 in the three and nine months ended June 30, 2004, representing the minority interest share in the consolidated net loss of ActivCard S.A. The change in minority interest is primarily due to the decrease in the consolidated net loss of ActivCard S.A. during the 2004 periods and the increase in net income for the 2005 periods. During the nine months ended June 30, 2005, we repurchased 11,120 shares of ActivCard S.A. common stock for total consideration of approximately $59,000.

Liquidity and capital resources

As of June 30, 2005, we had cash, cash equivalents, and short-term investments of $177.8 million, a decrease of $36.3 million from September 30, 2004, primarily due to the use of $28.5 million in operating activities, $7.2 million to acquire the remaining 51% of Aspace, and $1.5 million to repay short-term borrowings of Aspace. Additionally, we have paid $21.0 million in cash for the acquisition of Protocom on August 5, 2005.

Cash used in operations was $28.5 million in the nine months ended June 30, 2005 compared to $20.0 million in the nine months ended June 30, 2004. In the nine months ended June 30, 2005, our net loss was $37.8 million, including non-cash charges totaling $19.7 million, primarily related to impairment of goodwill, write-down of acquired intangible assets, depreciation and amortization, an in-process research and development charge related to the acquisition of the remaining 51% of Aspace, and amortization of employee stock-based compensation. Contributing to the use of cash was an increase in accounts receivable of $4.2 million, a reduction in deferred revenue of $3.7 million and a decrease in liabilities of $2.7 million, primarily accrued compensation related to payment of calendar 2004 bonuses and the termination of the deferred compensation plan. In the nine months ended June 30, 2004, our net loss was $28.5 million, including non-cash charges totaling $6.4 million, primarily related to depreciation and amortization, and equity in the net loss of Aspace. An increase in accounts receivable and a decrease in accounts payable were the primary uses of cash. Decreases in assets and increases in liabilities, primarily deferred revenue, provided cash during the period.

Investing activities in the nine months ended June 30, 2005 generated net cash of $38.9 million from the proceeds of sales or maturities of short-term investments of $61.7 million offset by use of cash of $15.0 million for the purchases of short-term investments and $7.2 million in the acquisition of the remaining 51% of Aspace. Investing activities used net cash of $50.7 million in the nine months ended June 30, 2004 primarily for the purchases of short-term investments of $189.3 million, net of proceeds from sales and maturities of $142.4 million, and investment in Aspace of $2.7 million. Purchases of property and equipment used $611,000 and $1.3 million of cash in the nine months ended June 30, 2005 and 2004, respectively.

Financing activities provided net cash of $1.3 million in the nine months ended June 30, 2005 from the issuance of common stock from the exercise of stock options, rights, and warrants of $2.8 million offset by the repayment of Aspace short-term borrowings of $1.5 million. Financing activities provided cash of $1.8 million in the nine months ended June 30, 2004, primarily from the issuance of common stock upon the exercise of stock options, rights, and warrants and $421,000 of short-term borrowings by Aspace.

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

In July 2005, the Company announced that its Board of Directors is evaluating the utilization of its cash resources, including implementing a stock repurchase plan, declaring a cash dividend or pursuing other strategic alternatives for increasing stockholder value.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual cash obligations	Total	Less than 1 Year (1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases (2)	$15,858	$823	$6,548	$5,417	$3,893

(1)	Represents remaining three months of fiscal year.
(2)	Operating lease payments are exclusive of expected sublease income.

The purchase of Protocom Development Systems Pty. Ltd. that closed on August 5, 2005 required an initial cash payment of $21.0 million.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after October 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Doubtful Accounts – We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Inventory Valuation – We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a significant change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets – We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•	Other Intangible Assets – We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as developed technology, customer relationships, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than management’s original assessment, material write-downs of the fair value of intangible assets may be required. Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, we determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair value, resulting in write-downs of $3.6 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the three months ended March 31, 2005. We also recorded such impairments in the three month periods ended September 2004, June 2003, and December 2002. We periodically review the estimated remaining useful lives and recoverability of our other intangible assets. A reduction in the estimate of remaining useful life or recoverability could result in accelerated amortization or a write-down in future periods and may adversely affect our results of operations.

•	Goodwill – Under current accounting guidelines, we periodically assess goodwill for impairment, and at least annually as of December 1. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. If impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. In the three months period ended March 31, 2005 Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement resulting in us revising our near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit we recorded a goodwill impairment charge of $9.4 million in the three month period ended March 31, 2005. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations.

•	Restructuring, Business Realignment, and Severance Benefits – In connection with our 2004, 2003, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a project termination based on management estimates. Recording of costs associated with vacating facilities require management to estimate future sub-lease income. In the three months ended March 31, 2005 we revised the expected sublease income and the time required to sublease our exited facilities and recorded an additional charge of $409,000. In the three months ended June 30, 2005 we signed a sublease agreement for the vacated portion of our Fremont property and recorded a benefit of $104,000 because net sublease income was higher than previous estimates. If the actual future payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations.

•	Sales Warranty Reserve – We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. Our standard warranty period is one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes – The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

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

We have not achieved profitability on an operating basis and we expect to incur operating losses for at least the remainder of fiscal 2005. In the nine months ended June 30, 2005 and 2004, we incurred losses of approximately $37.8 million and $28.5 million, respectively. As of June 30, 2005, our accumulated deficit was $204.6 million, which represents our net losses since inception. Even our sizable cash balance may not last long enough for our operations to become profitable.

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

We instituted cost-cutting measures in April 2005 with a planned reduction of approximately 10% of our workforce and incurred a restructuring charge of $837,000 in the three months ended June 30, 2005. Additionally, simultaneous with our entering into an agreement to acquire Protocom, in July 2005, we announced an organizational restructuring that includes the elimination of approximately 13% of the combined workforce, and we expect to record a restructuring charge of $1.8 million in the three months ending September 30, 2005. The restructuring plan includes the relocation of certain operations and key personnel. If these key personnel are unwilling to relocate, we may not be able to retain these employees which could adversely affect our operations.

Similarly we have restructured our business in March 2004, March 2003, and February 2002 and have recorded restructuring charges of $1.1 million in the nine months ended June 30, 2005, $2.9 million in the nine months ended June 30, 2004, $1.5 million in the year ended December 31, 2003, and $8.6 million in the year ended December 31, 2002 in connection with these restructurings to streamline operations, improve efficiency, and reduce costs. These restructuring efforts are disruptive to operations and our current efforts may not generate anticipated cost savings.

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

We have made various strategic acquisitions of companies, products or technologies, including our acquisitions of Protocom Development Systems, Pty. Ltd. in August 2005 and of the remaining equity interest in Aspace Solutions Limited completed in December 2004, and we may make additional acquisitions in the future in order to implement our business strategy. These acquisitions involve numerous risks, including:

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

We recorded an impairment write-down of goodwill of $9.4 million in the nine months ended June 30, 2005. Additionally, we have recorded impairment write-downs of acquired intangible assets of $6.0 million in the nine months ended June 30, 2005, $45,000 in the nine months ended September 30, 2004, $758,000 in the year ended December 31, 2003, and $5.1 million in the year ended December 31, 2002. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions. Additionally, we terminated certain non-core activities during 2003, including our biometric hardware product line, hosting of PKI digital certificate issuance, and overlapping product offerings. As a result of these decisions, we recorded charges to earnings of $4.2 million during 2003.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations. As of June 30, 2005, we had $2.5 million of other intangible assets and $15.4 million of goodwill accounting for 8% of our total assets.

If the members of our management team are unable to work together effectively, or if there is additional turnover in senior management, our ability to manage our business will suffer.

Our management team has changed significantly in the past eighteen months. In August 2005, we appointed Jason Hart as our Senior Vice President, Sales and Marketing, and Thomas Jahn as our Chief Restructuring and Integration Officer. Our Senior Vice President, Sales and Marketing, Frank Bishop, left the Company in May 2005. In May 2004, we appointed Ben C. Barnes as our Chief Executive Officer, and in September 2004 we appointed Stacey Soper as our Senior Vice President, Products. In August 2005, Ragu Bhargava, our Chief Financial Officer since November 2004, informed us that he intends to resign from the Company and we are currently recruiting his replacement. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. Our compliance costs continue to be approximately $400,000 per quarter and are expected to increase over the remainder of our 2005 fiscal year. We expect these developments to continue to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Customer A	34%	—	13%	—
Customer B	—	—	13%	—
Customer C	—	16%	—	10%
Customer D	—	11%	—	—
Customer E	—	—	—	15%

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

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. Uncertainty surrounding the Homeland Security Presidential Directive #12 may adversely affect sales of our products to government agencies. If our products do not comply with the requirements of Homeland Security Presidential Directive #12, we may not be able to sell to agencies that must comply with this Directive.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the nine months ended June 30, 2005 and 2004 markets outside of North America accounted for 46% and 60%, respectively, of total revenue.

We face a number of additional risks inherent in doing business in international markets, including among others:

•	Unexpected changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	Export controls relating to encryption technology;

•	Tariffs and other trade barriers;

•	Difficulties in staffing and managing international operations;

•	Laws that restrict our ability, and make it costly to reduce our workforce;

•	Changing economic or political conditions;

•	Exposures to different legal standards;

•	Burden of complying with a variety of laws and legal systems;

•	Fluctuations in currency exchange rates; and

•	Seasonal reductions in business activity during the summer months in Europe as well as other parts of the world.

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

During the three and nine months ended June 30, 2005, approximately 73% and 66%, respectively of total sales were invoiced in U.S. dollars. During the three and nine months ended June 30, 2004, approximately 61% and 70%, respectively of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At June 30, 2005, we held $28.8 million of cash and cash equivalents and $149.0 million in short-term investments for a total of $177.8 million. Our cash and cash equivalents consist primarily of cash and money-

market funds and our short-term investments are primarily comprised of government and government agency securities. Due to the low current market yields and the relatively short-term nature of our investments, a hypothetical 10% change in interest rates is not expected to have a material effect on the fair value of our portfolio or our results of operations.

ITEM 4: CONTROLS AND PROCEDURES

(a) Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission rules and forms.

(b) We have twice been informed of weaknesses in our internal controls by our independent registered public accountants in the past twelve months. Most recently, in the quarter ended December 31, 2004, our independent registered public accountants identified an adjustment relating to the accounting treatment under generally accepted accounting principles (GAAP) of our inventory. Our independent registered public accountants informed us that this adjustment demonstrates the existence of a significant deficiency in our internal controls. We believe we have remedied this deficiency as we continue to augment the staffing in our finance and accounting departments, perform additional analytical procedures, and train our staff in GAAP rules. Though we believe we have remedied this deficiency, other deficiencies may be identified that we may be unable to remediate prior to September 30, 2005, when our internal controls will be required to be certified by our independent registered public accountants, and thus we may be unable to conclude that our internal controls over financial reporting are effective as of that date.

PART II    OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivCard Corp. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 9th day of August 2005.

ActivCard Corp.

By:	/s/ RAGU BHARGAVA
Ragu Bhargava Senior Vice President and Chief Financial Officer