Form 10-K
period 2005-09-30
ACTIVCARD CORP
filed 2005-12-28
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  Annual Report Pursuant To Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

OR

[  ]  Transition Report Pursuant To Section 13 or 15(d)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The aggregate market value of Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $260.0 million based upon the closing sales price of the common stock as reported on the Nasdaq National Market on such date. Shares of the Registrant’s common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2005, the Registrant had outstanding 45,488,764 shares of common stock.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held on February 27, 2006.

ACTIVCARD CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

PART I

ITEM 1.    BUSINESS

Overview

ActivCard Corp. d/b/a ActivIdentity is a global leader in digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. Our solutions include secure remote access, enterprise single sign-on, enterprise access cards, and multi-channel identification and verification. We provide software and hardware products that authenticate the user to a network, a system, applications, or a facility. Our products provide authentication through different security devices, such as smart cards, tokens, biometric devices, mobile phones, and personal digital assistants. This enables organizations to confirm identities before granting access to computer networks, applications, and physical locations. Globally, over ten million users at corporations, government agencies, and financial institutions use our solutions to safely and efficiently interact electronically.

In November 2005, we announced that we would begin conducting business as ActivIdentity to reflect our new focus on digital identity assurance. We intend to seek stockholder approval at our 2006 Annual Meeting of Stockholders to formally change our name. Until that time, we are conducting business under the ActivIdentity name and have changed the names of our principal operating subsidiaries in the United States to ActivIdentity, Inc., in Australia to ActivIdentity (Australia) Pty. Ltd., and in France to ActivIdentity Europe S. A.

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month transition period ended September 30, 2004. The comparative historical consolidated financial information for 2003 is for the year ended December 31, 2003.

Our headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555. Our telephone number is (510) 574-0100. Additional information about us is available on our website at www.actividentity.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and our Proxy Statements, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (SEC).

Background

Networks and systems, including the Internet, allow people, businesses, governments, and other entities to communicate, conduct commerce, and access and share information. Networking technologies have boosted productivity and reduced costs dramatically, by increasing the ability of organizations to securely access information and applications. With ActivIdentity technologies, enterprises can enable employees and partners to freely exchange information, access applications, and conduct transactions regardless of location and thereby achieve desirable compliance-level security. Government organizations use the Internet to improve access to services and reduce costs by allowing employees and citizens to access government information, forms, and applications online. Online banking and payments provide a new level of convenience to customers while reducing overall costs.

As network usage and electronic transactions continue to expand, so does the potential for unauthorized access due to fraud and identity theft. New threats, such as phishing attacks, are a reminder of the need for trusted digital identification. Phishing is a technique used to gain personal information for purposes of identity theft using fraudulent email messages that appear to come from legitimate businesses that trick the recipient into giving out passwords.

Historically, organizations have used user names and static passwords as the only method of authenticating users and granting access to their systems. However, static passwords provide a weak layer of security when used alone and increase the exposure of enterprise information to access by unauthorized users. Passwords are not only insecure, but they are expensive to maintain. According to one industry expert, estimates for each password lost or reset by a company’s help desk costs between $10 and $30.

As organizations add new enterprise applications and resources, they oftentimes must create new accounts for each user that needs access to these applications and resources. The growth in the number of passwords that a user must memorize and the number of authentication events that occur over a business day can frustrate users, often resulting in users struggling to manage their account credentials and to write their passwords down, create simplistic passwords, help others users log in with a shared password, or reusing old passwords.

As businesses move their processes online and extend the enterprise’s boundary beyond corporate firewalls, access cannot be controlled entirely by physical limitations. Additionally, to realize the full potential of networking technologies, businesses need to ensure that they are dealing with authorized users and not imposters. Organizations need to know with confidence that the information on their computers and data transmitted over their networks are secure. While the productivity gains from flexible access are large, the potential losses from unauthorized access can be potentially devastating and can include loss of customer confidence, high direct and indirect costs, and regulatory fines.

Historically, identity verification and management has been viewed as security technology and has been considered a cost of doing business. More and more organizations use security and identity management technologies as a business enabler and, in some cases, as a strategic competitive advantage. Strong authentication allows businesses to transact confidently with individuals by ensuring that they are who they say they are. For example, by implementing strong user authentication for customers, banks can improve customer service and confidence and reduce costs of online banking services. Similarly, by implementing strong employee authentication, companies and government agencies can streamline access to applications and dramatically reduce costs with digital signatures and other technologies regardless of the user location.

Our Strategy and Vision

Our strategy and focus is to deliver proof of identity, digital signatures and credential management solutions, integrated with industry leading identity management and physical access partners including IBM, Lenel, Microsoft, Novell, Oracle, and Sun among others. Together with our partners we deliver end-to-end identity management solutions, that help our customers meet voluntary requirements and mandatory legislation such as eSign, Homeland Security Presidential Directive #12, Health Insurance Portability and Accountability Act of 1996 (HIPAA), Graham Leach Bliley, Federal Financial Institutions Examination Council (FFIEC) US Banking guidelines, Sarbanes-Oxley, and BASEL II, resulting in our customers having the same level of confidence in conducting business over a network as conducting business face to face.

Our vision is to enable a person to have a secure electronic identity that allows access to computer systems anywhere, anytime regardless of differing systems’ security requirements and authentication challenges. We add digital identity assurance and digital evidence to network infrastructures, allowing people and organizations to electronically interact with confidence, anytime and anywhere.

Our Solutions

We design, develop, and market solutions for secure remote network access, single sign-on services, and multi-function smart card-based enterprise access cards. Our solutions are designed to offer a more secure, cost effective and flexible way to manage user access and authentication. Our solutions include:

Secure Remote Access

Our secure remote access solutions primarily provide enterprises low cost tools to identify remote users with certainty before allowing network and application access. The secure remote access solutions provide one-time passwords for access to networks. The solutions include:

ActivIdentity AAA Server is a strong, scalable authentication server offering full Authentication, Authorization, and Administration (AAA) services that integrate into existing network infrastructures. These services protect enterprise assets by validating and tracking a user’s identity across a network accessed from any source. AAA Server enables the deployment of two-factor authentication devices including tokens, soft tokens, Universal Serial Bus (USB) keys, and smart cards. The AAA Server delivers scalable strong authentication to dial-up access, VPN service, web access, wireless LANs, and Windows login.

ActivIdentity Tokens and USB Keys are handheld identity devices that provide two-factor authentication for end users. Tokens are used to generate a unique one-time dynamic password that is validated by the ActivIdentity AAA Server. USB Keys can also generate one-time passwords or carry personal identification number (PIN) or protected public key infrastructure (PKI) credentials. These devices are used by our customers who provide them to their employees or customers to enable secure network access.

Enterprise Single Sign-On

Enterprise Single Sign-On (eSSO) is an enterprise solution designed for credential and password management. As the number of applications being used has increased, so has the need to manage passwords. eSSO eliminates the burden on users to remember multitudes of passwords, and the frustration caused in resolving forgotten ones. By leveraging a user’s identity and credentials once during login, eSSO establishes the security context for seamless access to applications and resources. Enterprises achieve stronger security, lower help desk costs, and increased employee productivity. The solution includes:

ActivIdentity SecureLogin Single Sign-On detects and responds to application logins on behalf of authenticated users. The password management feature automatically handles an application’s request to change passwords with any level of complexity required by the information technology (IT) department.

SecureLogin Single Sign-On can also be used with smart cards or USB keys to further increase security and enhance ease of use.

Enterprise Access Cards

Enterprise access cards provide multi-function digital identification by integrating with existing enterprise directories and PKI services to streamline the issuance, usage and administration of smart cards. Once issued, smart cards provide a high level of security with a simple, ATM-like experience for employees. The solution includes:

ActivIdentity Card Management System is a complete and flexible solution that manages the issuance and administration of multi-function enterprise access smart cards. Card Management System manages cards as well as data, applets, and digital credentials including PKI certificates related to the cards throughout their lifecycle. Card Management System reduces the time and costs associated with deploying and maintaining digital identity cards.

ActivClient (formerly known as ActivCard Gold) is a smart card-based digital signature and authentication solution for desktop PCs and workstations. ActivClient is a multi-function security middleware that can be used as a standalone end-user client for securing remote access, local login, email, and other applications or as a key component of the Enterprise Access Card solution. ActivClient works with leading smart cards, operating systems, applications, certificates, authorities, and network environments. Cardholders and administrators benefit from the optimal combination of security, usability, manageability, and deployment capabilities.

ActivClient Smart Card Readers allow customers to use smart cards for both online and offline security. Our smart card readers are standards-based readers for USB and PCMCIA interfaces on computers that provide a way to access smart cards from desktop and notebook computers.

ActivIdentity JavaCard Applets are software applications that execute on a smart card chip. We provide a variety of applications for managing multiple types of credentials including PIN, PKI, dynamic password, biometrics, static passwords, and data. We offer an open license to the complete interface specification of our smart card applets which allows our system integrator partners to customize solutions for their customers and to easily integrate Java Card Applets into their applications. We also provide several development kits related to our applets to allow system integrators, consultants, and developers to leverage the smart card platform and add value to smart card deployments.

Financial Services Solutions

Our financial services solutions allow financial services organization to support a wide range of authentication mechanisms, to strengthen static passwords with multi-factor authentication devices including tokens and smart cards, increasing security and reducing costs. Deployment of our software solutions and strong authentication devices increases customer confidence when using online banking services and reduces costs by reducing help desk usage and protecting against fraud and identity theft. These solutions specifically address the requirements strongly recommended by the Federal Financial Institutions Examination Council (USA), and other regulatory bodies to ensure financial institutions implement strong authentication measures to protect consumers against identity theft and online fraud.

Our financial services solutions include:

ActivIdentity Authentication Server enables back-end server strong authentication that is required for secure e-banking services. Authentication Server allows banks to support a wide range of authentication mechanisms, from static passwords to multi-factor authentication devices including tokens and smart cards, to increase security and reduce costs.

ActivIdentity Authentication Software Development Kit provides a software toolkit that integrates with existing banking systems to simplify the process of adding strong authentication devices to existing infrastructures.

ActivIdentity Tokens are handheld devices that provide two-factor authentication for end users. Tokens are used to generate a unique one-time dynamic password that is validated by the Authentication Server or the Authentication Software Development Kit. These devices are used by financial services organizations to allow their customers to access secure online banking services.

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

Key Advantages

End-to-End secure communications to devices maintains the chain of trust

Digital identities are only as secure as the process by which their associated credentials are generated, protected and issued. Any gaps in the communication chain from an issuing authority to the device can compromise the identity. Maintaining the chain of trust is an important requirement for our government customers and, we believe, will be a requirement for other organizations that want to use digital identities in the future. By combining strong authentication solutions with a secure process, we deliver trusted digital identities for organizations that wish to conduct business online and would like to track accountability of business transactions.

Seamless support for multiple forms of authentication

Currently, there are many types of digital authentication, including digital certificates, biometrics, static passwords, and dynamic passwords. By combining these various forms of authentication, organizations can increase the overall strength of authentication. However, not everyone within an organization needs to have the same levels of validation. It is important to balance the need for strong authentication against the level of requirements and costs. Our solutions allow organizations to apply the appropriate level of authentication and change on an as needed basis. For example, organizations can issue one-time password generating tokens to users that only need to access the network remotely while providing smart cards that combine physical and logical security to users that are on-site so that they can securely log into networks, access applications, and enter facilities for which they are authorized.

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

Internationally, we have sales offices in Australia, Canada, France, Germany, Japan, Singapore, South Africa, Sweden, and United Kingdom. Domestically, we have offices in Fremont and Sacramento, California and Centreville, Virginia, as well as multiple regional sales offices that are responsible for soliciting prospective customers and providing technical advice and pre-sales support.

Our channel partners typically incorporate products from a variety of suppliers to address end user requirements. We currently have over 250 partners in over 40 countries worldwide. These partners include some of the largest SIs and VARs in the world such as: Alternative Technology Resources, Inc., Articon-Integralis AG, ATM S.A., Econis AG, Electronic Data Systems Corporation (EDS), InTechnology plc (formally Allasso), International Business Machines Corporation (IBM), Lenel Systems International, MAXIMUS, Inc. (Maximus), Nanoteq Limited, Northrop Grumman Systems Corporation (Northrup Grumman), Omnetica Limited, Protect Data AB, SmartCard Ltd, Unisys Corporation (Unisys), and VeriSign, Inc.

We have OEM relationships with IdentiPHI LLC and Novell, Inc.

We provide technical support from offices located in Canberra, Australia, Centreville, Virginia, Fremont, California, and Suresnes, France. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level support to end-users. We offer formalized training programs and have established “ActivIdentity Authorized” reseller programs. In addition, we provide telephone and online support services to answer inquiries related to implementation, integration, and operation of our products and technologies. Our standard practice is to provide a one-year warranty on hardware and a three-month warranty on software.

Marketing

We have organized our marketing efforts into two functional groups to support our business strategies as follows:

Solutions Marketing

The solutions marketing organization is responsible for identifying and analyzing market opportunities, working with the product management team to develop product definitions and product roadmaps, supporting our sales organization with the tools and training to effectively position and sell our solutions, and building and executing business plans to enable each of our solutions to achieve market leadership. Our solutions marketing efforts focus on government agencies, banking institutions, and medium to large enterprise customers to deliver solutions that meet their unique requirements. The solutions marketing team are the spokespeople for their respective solutions and often represent us at industry events, customer and partner meetings and with press and industry analysts.

Corporate and Channel Marketing

Our corporate and channel marketing organization defines and implements integrated marketing programs to increase brand, product, and channel awareness. We use a variety of direct marketing methods and leverage our strategic partners to maximize our market exposure while controlling our marketing costs. Our efforts include an emphasis on press and analyst communications, public relations, Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, and seminars. Our marketing programs target information technology managers, service operators, distributors, VARs, and industry-leading integration partners.

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

Our strategic technology partners include leading companies in each of the areas related to employee ID card solutions and trusted digital identity. We have relationships with PKI vendors such as, Cybertrust, Entrust, Inc., VeriSign, Inc.; smart card vendors such as Axalto N.V., Giesecke & Devrient GmbH, Gemplus International S.A., Oberthur Card Systems Corporation; physical access control system providers such as Lenel Systems International, Inc., Software House, part of the Tyco Fire & Security Access Control and Video Systems business unit, a division of Tyco International Ltd. These relationships enable us to have solutions that integrate with products from industry-leading vendors and also generate new sales opportunities.

Research and Development

We have research and development teams in Canberra, Australia, Fremont, California, and Suresnes, France that are responsible for the design, development, and release of our products. The function is organized into product management, development, quality assurance, and documentation disciplines. The product management team works closely with sales, marketing, and customer support to better understand market needs and user requirements. Additionally, we have an information feedback loop with our customers designed to enable us to respond to and address their changing systems and security management needs. We also purchase or license third-party technology to shorten our time to market. The focus of our research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to address customer demand. Our research and development expenses were $17.5 million in fiscal 2005, $14.6 million in the nine months ended September 30, 2004, and $18.6 million in the year ended December 31, 2003. Our research and development expenses include expenses of Aspace since May 27, 2004, the date of consolidation, and Protocom since August 5, 2005, the closing date of our acquisition.

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

Our hardware products are manufactured by third-party vendors based in Hong Kong and Singapore. Our hardware products are shipped directly to our distribution partners, customers or to corporate warehouses in Fremont, California, Hong Kong, Singapore, or Suresnes, France for subsequent distribution. Software products are produced and packaged in Fremont, California and Suresnes, France.

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

We have a large and growing patent portfolio with 104 patents issued or allowed in the United States and abroad. Additionally, we have 133 pending patent applications in the United States and abroad. In June 2005 we licensed on an exclusive basis, with retained rights for internal use, certain of our biometric patents and pending applications for $4.1 million. We continue to file patent applications both in the United States and abroad to protect key technologies and innovations provided by our research and development efforts. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” for more information regarding these risks.

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

Our principal competitors include:

•	RSA Security Inc., Secure Computing Corporation, and Vasco Data Security International, Inc. in our secure remote access solutions;

•	Passlogix, Inc. and Computer Associates International, Inc in our enterprise single sign-on solution;

•	Axalto N.V., Bell ID (a subsidiary of Bell Group plc), and Intercede Group plc in our enterprise access cards solution; and

•	Vasco Data Security International, Inc. in our financial services solution.

Backlog

Our backlog for products at any point in time is not significant since products are shipped upon receipt of order. We do not believe that our backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled prior to shipment with little or no penalty.

Employees

At September 30, 2005, we had 313 employees, of whom 124 were engaged in research and development, 90 were engaged in sales and marketing, 49 were engaged in professional services and customer support, 41 were engaged in general and administrative, and 9 were engaged in operations. We consider our relationships with our employees to be satisfactory. None of our employees is party to a collective bargaining agreement.

Executive Officers

The following table sets forth information regarding our executive officers as of September 30, 2005:

Name	Age	Position
Ben C. Barnes	60	Chief Executive Officer
Yves Audebert	49	President and Chief Strategy Officer
Ragu Bhargava	45	Senior Vice President, Finance and Chief Financial Officer
Dominic Fedronic	43	Chief Technology Officer
Thomas Jahn	49	Chief Restructuring and Integration Officer
Jason Hart	34	Senior Vice President, Sales and Marketing
Stacey Soper	54	Senior Vice President, Products

Ben C. Barnes was appointed Chief Executive Officer and elected to the Board of Directors in May 2004. Previously, Mr. Barnes served as President and Chief Executive Officer of Intraspect Software, a privately held enterprise software company, from February 2003 to December 2003, when Intraspect was acquired by Vignette Corp. Prior to Intraspect, Mr. Barnes was the President and Chief Executive Officer of Sagent Technologies, a public enterprise software company. Before joining Sagent in August 2000, Mr. Barnes served for eight years as general manager of International Business Machines’ (IBM) Global Business Intelligence Solutions division. Prior to IBM, Mr. Barnes was Chief Marketing Officer at Teradata, now a division of NCR Corporation, and a Director at Unisys Defense Systems. In addition to the Company’s board, Mr. Barnes serves on the board of the Information Technology Association of America Software Division, a leading software industry organization, and on the board of InStranet, Inc., a private enterprise software company. Mr. Barnes holds a Bachelor of Business Administration in Marketing/Accounting degree from Georgia State University in Atlanta, Georgia.

Yves Audebert co-founded the Company in 1985 and is currently our President and Chief Strategy Officer. Prior to his appointment as President of ActivCard in March 2002, Mr. Audebert served as Chief Technology Officer since 1985. From ActivCard’s inception in 1985, Mr. Audebert has served at times as Chairman, Vice Chairman, director, President, and Chief Executive Officer and he served as a director until August 2005. From 1980 to 1985, Mr. Audebert was responsible for developing shipboard fiber optic systems at Thomson-CSF, a French defense company. Mr. Audebert holds an engineering diploma from the École Polytechnique de Paris and an advanced diploma from the École Supérieure des Télécommunications in France.

Ragu Bhargava joined ActivCard in March 2004 as Vice President of Finance and was appointed Senior Vice President, Finance and Chief Financial Officer in November 2004. Mr. Bhargava announced his intention to resign as the Chief Financial Officer in December 2005. From June 1999 to March 2004, Mr. Bhargava served as Corporate Controller of NetIQ Corporation a leading provider of systems management, security management, windows administration and web analytics solutions, and from April 1998 to May 1999, Mr. Bhargava served as the Chief Financial Officer of Systems America, Inc., a SAP implementation company. Mr. Bhargava was employed by Deloitte & Touche LLP from 1988 to 1998, most recently as a Senior Audit Manager. Mr. Bhargava is a certified public accountant and holds a Bachelor of Business Administration degree from the University of Alaska, Anchorage and a Bachelor of Science degree from the University of Rajasthan in Ajmer, India.

Dominic Fedronic joined ActivCard in November 1995 and has served as our Chief Technology Officer since October 2004. Mr. Fedronic was our Senior Vice President, Engineering from June 2001 to October 2004, prior to which he has served in various roles including Technical Manager, Technical Support Manager, and Sales Consultant. From 1992 to 1995, Mr. Fedronic served in various senior sales engineering, solutions engineering and technical support positions at Société Force-Informatique S.A. From 1987 to 1992, Mr. Fedronic served as Research Assistant in the Data Analysis Group of European Molecular Biology Laboratory. Mr. Fedronic holds a Master of Telecommunications Engineering degree from Paris-Nord Université in France.

Thomas Jahn joined ActivCard in September 2005 as our Chief Restructuring and Integration Officer. Prior to joining ActivCard, Mr. Jahn served as Vice President Europe for Sanmina-SCI from 2002 to 2004. Mr. Jahn was the President of Tyco Power Systems and Vice President, Mergers and Acquisitions for Tyco Electronics, from 1999 to 2002. Mr. Jahn was the divisional CFO of a world-wide operating division of Raychem Corporation and the Chief Information Officer of Raychem from 1986 to 1999. Before Raychem, Mr. Jahn worked for Philip Morris and IBM in Europe. Mr. Jahn holds a Master of Science in Mathematics from the University of Dortmund, Germany and has a SEP from Stanford Graduate School of Business.

Jason Hart was appointed Senior Vice President, Sales and Marketing and a director of ActivCard in August 2005 concurrently with the closing of the acquisition of Protocom Development Systems Pty. Ltd. Prior to his joining ActivCard, Mr. Hart was the Chief Executive Officer of Protocom, which he founded in 1989.

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

Prior to that, Mr. Soper held executive positions at Lightscape Technologies, Intergraph Corporation, and The Rand Group. Mr. Soper holds a Bachelor of Science degree in Structural Engineering from Northeastern University in Boston, Massachusetts.

ITEM 2.    PROPERTIES

Our properties consist primarily of leased office facilities for sales, marketing, research and development, support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the lease expiration dates and approximate square footage of the facilities that we lease as of September 30, 2005 globally.

Location	Area Leased (sq. feet)	Lease Expiration
Fremont, California (1)	41,000	February 2011
Suresnes, France	31,000	June 2006
Ottawa, Canada (2)	15,000	June 2008
Canberra, Australia	10,000	July 2006
London, United Kingdom (3)	6,500	August 2006
Centreville, Virginia	5,000	June 2010
Sacramento, California	2,500	March 2008
Montpellier, France	2,000	January 2009
Melbourne, Australia	2,000	October 2007

(1)	Includes 12,281 square feet of office space vacated as part of our 2002 restructuring plan, which has been subleased in July 2005.

(2)	The facility was vacated in September 2004 as part of our 2004 restructuring plan and has been subleased in November 2005.

(3)	Includes 1,724 square feet of office space vacated in September 2005 as part of our 2005 restructuring plan.

We also lease various other smaller properties primarily for our sales and marketing personnel under leases, which are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 16 to the Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ActivCard Corp.’s common stock began trading on the Nasdaq National Market under the symbol “ACTI” on February 4, 2003 upon completion of the public exchange offer to acquire the outstanding securities of ActivCard S.A. Prior to completion of the exchange offer, ActivCard S.A. common shares were quoted on Nasdaq Europe and its American depositary shares (ADS) were quoted on the Nasdaq National Market, both under the symbol “ACTI”. We voluntarily terminated our listing on Nasdaq Europe on September 11, 2003.

The table below sets forth for the periods indicated the high and low closing sale prices of the common shares of ActivCard Corp. on the Nasdaq National Market.

	High	Low
Fiscal 2005:
Quarter ended December 31, 2004	$9.35	$6.11
Quarter ended March 31, 2005	9.75	5.98
Quarter ended June 30, 2005	6.36	3.95
Quarter ended September 30, 2005	5.35	4.12
Fiscal 2004:
Quarter ended March 31, 2004	$7.92	$6.00
Quarter ended June 30, 2004	7.60	6.00
Quarter ended September 30, 2004	7.11	5.78

The approximate number of record holders of the shares of our common stock was 143 as of November 30, 2005, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that we have approximately 4,100 beneficial owners of our common stock.

We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition, and other factors our Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the last five years has been derived from our audited consolidated financial statements. The following selected consolidated financial data reflects certain hosting operations that were discontinued in calendar year 2002.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31,
			2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$42,156	$26,910	$38,262	$41,840	$31,176
Cost of revenue	19,166	11,435	20,604	13,485	9,587

Gross profit	22,990	15,475	17,658	28,355	21,589

Operating expenses:
Sales and marketing	28,725	18,462	20,763	20,432	23,847
Research and development	17,534	14,605	18,600	20,165	18,715
General and administration	11,402	6,980	6,091	4,270	4,612
Restructuring expense	2,482	3,529	1,497	8,586	3,877
In-process research and development	1,319	383	306	68	2,701
Amortization of acquired intangible assets	1,117	43	540	2,073	774
Impairment of goodwill	9,426	—	—	—	—
Impairment of acquired intangible assets	2,352	45	758	5,090	—
Re-incorporation expenses	—	—	1,067	1,001	—

Total operating expenses	74,357	44,047	49,622	61,685	54,526

Loss from operations	(51,367)	(28,572)	(31,964)	(33,330)	(32,937)
Other income (expenses):
Interest income, net	4,107	3,085	4,263	5,198	13,188
Other income (expenses), net	(456)	150	(120)	(458)	3,491
Equity in net loss of Aspace Solutions Limited	—	(2,431)	(2,394)	—	—

Total other income, net	3,651	804	1,749	4,740	16,679

Loss before income taxes, minority interest and other investors’ interest in Aspace Solutions Limited	(47,716)	(27,768)	(30,215)	(28,590)	(16,258)
Income taxes	(255)	(44)	(238)	(69)	(22)
Minority interest	45	113	744	—	—
Other investors’ interest in Aspace Solutions Limited	—	292	—	—	—

Loss from continuing operations	(47,926)	(27,407)	(29,709)	(28,659)	(16,280)
Loss from discontinued operations	—	—	(70)	(16,834)	(429)

Net loss	$(47,926)	$(27,407)	$(29,779)	$(45,493)	$(16,709)

Basic and diluted loss per common share:
Continuing operations	$(1.11)	$(0.65)	$(0.72)	$(0.69)	$(0.41)
Discontinued operations	—	—	—	(0.41)	(0.01)

Net loss	$(1.11)	$(0.65)	$(0.72)	$(1.10)	$(0.42)

Shares used to compute basic and diluted per share amounts	43,361	42,251	41,120	41,212	40,062

	As of September 30,		As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$153,554	$214,063	$230,023	$249,239	$248,444
Working capital	145,284	201,064	223,281	249,233	270,557
Goodwill	36,162	19,462	15,322	10,600	8,704
Total assets	215,347	251,086	267,101	286,392	311,448
Minority interest	1,240	1,394	1,513	—	—
Total stockholders’ equity	187,419	218,531	245,579	265,809	297,560

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ActivCard Corp. d/b/a ActivIdentity is a global leader in digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. Our solutions include secure remote access, enterprise single sign-on, enterprise access cards, and multi-channel identification and verification. We provide software and hardware products that authenticate the user to a network, a system, applications or a facility. Our products provide authentication through different security devices, such as smart cards, tokens, biometric devices, mobile phones, and personal digital assistants. This enables organizations to confirm identities before granting access to computer networks, applications, and physical locations. Globally, over ten million users at corporations, government agencies, and financial institutions use our solutions to safely and efficiently interact electronically.

In November 2005, we announced that we would begin conducting business as ActivIdentity to reflect our new focus on digital identity assurance. We intend to seek stockholder approval at our 2006 annual meeting of stockholders to formally change our name. Until that time, we are conducting business under the ActivIdentity name and have changed the names of our principal operating subsidiaries in the United States to ActivIdentity, Inc., in Australia to ActivIdentity (Australia) Pty. Ltd., and in France to ActivIdentity Europe S. A.

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for purposes of changing the domicile of the publicly listed company in the ActivCard group of companies, ActivCard S.A. from the Republic of France to the United States. In 2003, ActivCard Corp. completed exchange offers in which holders of ActivCard S.A. securities received shares of ActivCard Corp. common stock. Following completion of the exchange offers, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. The securities of ActivCard S.A. not exchanged have been recorded as a minority interest on the consolidated balance sheet. In March 2005, ActivCard S.A. changed its name to ActivCard Europe S.A. and in December 2005, ActivCard Europe S.A. changed its name to ActivIdentity Europe S.A.

Significant events

Our financial results were affected by certain significant events that should be considered in comparing the periods presented.

Change in fiscal year

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month transition period ended September 30, 2004. The comparative historical consolidated financial information for 2003 is for the year ended December 31, 2003. To facilitate period-to-period comparisons, the discussions that follow compare the results for the fiscal year ended September 30, 2005 to the twelve-month period ended September 30, 2004 and the transition period ended September 30, 2004 to the results for nine months ended September 30, 2003. The results for the twelve months ended September 30, 2004 and nine months ended September 30, 2003 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of our operating results for the period.

Restructurings

We have restructured and re-aligned portions of our business in July 2005, April 2005, March 2004, March 2003, and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses. We will be required to pay for certain of these restructuring liabilities over the remaining term of the restructured facilities ending February 2011.

Business Combinations

Aspace Solutions Limited

Our consolidated financial statements include 100% of the losses of Aspace Solutions Limited (Aspace) for the period commencing in July 2003, when we first invested in Aspace, through May 27, 2004 as equity in net loss of Aspace. In accordance with Financial Accounting Standards Board Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, we have consolidated the results of operations of Aspace in our consolidated financial statements since May 27, 2004 to December 2004.

In December 2004, we acquired the remaining 51% equity interest of Aspace for a total consideration of $14.2 million, including $393,000 of direct acquisition costs. In December 2004, we paid cash of $4.9 million and issued 579,433 shares of our common stock valued at approximately $5.1 million, for the initial purchase consideration. In January 2005, we paid additional cash consideration of $1.9 million and issued 231,773 shares of our common stock valued at approximately $1.9 million to the Aspace selling shareholders for fulfilling an earn-out contingency.

Protocom Development Systems Pty. Ltd.

On August 5, 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom), for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, we are required to issue up to an additional 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006.

Results of operations

The following results of operations include the results of operations of Aspace from May 27, 2004 and Protocom from August 5, 2005. The inclusion of Protocom’s results of operations since August 5, 2005, did not have a significant impact on our results of operations unless otherwise noted below.

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change	Year Ended December 31, 2003
	2005	2004		2004	2003
		(Unaudited)			(Unaudited)
Software	$16,742	$12,181	37%	$10,103	$13,140	-23%	$15,218
Hardware	12,426	14,949	-17%	11,733	13,829	-15%	17,045
License	4,100	—	100%	—	—	—%	—
Maintenance and support	8,888	6,503	37%	5,074	4,570	11%	5,999

	$42,156	$33,633	25%	$26,910	$31,539	-15%	$38,262

The increase in software revenue of 37% in fiscal 2005 compared to the twelve months ended September 30, 2004 resulted primarily from increased sales to our enterprise customers. The decrease in software revenue of 23% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted primarily from a significant decrease in purchases by the U.S. Department of Defense in the March 2004 quarter compared to the March 2003 quarter. The decline in March 2004 quarter was partially offset by increased purchases by the U.S. Department of Defense over the next two quarters.

Hardware revenue is comprised of tokens, readers, and smart cards. The decrease in hardware revenue of 17% in fiscal 2005 compared to twelve months ended September 30, 2004 was primarily due to a decrease in token revenue offset by increased sales of smart cards and readers. As we continue to focus our resources to increase higher margin software sales, hardware revenue is expected to decline. The decrease in hardware revenue of 15% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was mainly due to a decline in purchases of smart card readers, primarily by the U.S. Department of Defense and of tokens, primarily by a European financial institution.

License revenue of $4.1 million in fiscal 2005 represents a one-time license fee for certain patents.

Maintenance and support revenue consists of maintenance, training, and consulting. Maintenance and support revenue increased 37% in fiscal 2005 compared to twelve months ended September 30, and 11% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to maintenance contract renewals from a growing installed base of customers, including certain large customers like the U.S. Department of Veterans Affairs.

Revenue by geography, as a percentage of total revenue, is as follows:

	Twelve Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2003
	2005	2004	2004	2003
		(Unaudited)		(Unaudited)
North America	53%	45%	47%	61%	57%
Europe	43	47	44	34	38
Asia	4	8	9	5	5

	100%	100%	100%	100%	100%

North America accounts for the largest portion of our revenue, primarily from deployments of our smart card-based software products, such as ActivClient and the ActivIdentity Card Management System, at the U.S. Department of Defense and Enterprise Single Sign-on products to enterprises. Revenue in Europe is derived mainly from marketing our ActivIdentity Tokens to European banks for secure network access and online banking applications. The increase in revenue in North America in fiscal 2005 compared to the nine and twelve months ended September 30, 2004 is primarily a result of the $4.1 million one-time license revenue, partially offset by a decrease in hardware and software sales to U.S. government and enterprise customers. Revenue from Europe and Asia as a percentage of total revenue increased in nine months ended September 30, 2004 compared to the nine months ended September 30, 2004, as revenue in North America, especially from the U.S. government, declined in 2004 period.

Hardware and software revenue by customer category as a percentage of total hardware revenue and software revenue, is as follows:

	Twelve Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2003
	2005	2004	2004	2003
		(Unaudited)		(Unaudited)
Enterprise	56%	46%	49%	23%	25%
Government	26	32	29	53	48
Financial	18	22	22	24	27

	100%	100%	100%	100%	100%

The increase in percentage of hardware and software revenue from enterprise customers in fiscal 2005 compared to the nine and twelve months ended September 30, 2004 is primarily due to the decline in hardware and software revenue from the U.S. government and the $4.1 million one-time license fee revenue for certain patents. Revenue from the government declined in fiscal 2005 as a result of the lack of significant new orders from the

U.S government due to the uncertainty and the delay of funding relating to the implementation of the Homeland Security Presidential Directive #12.

Cost of revenues

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change	Year Ended December 31, 2003
	2005	2004		2004	2003
		(Unaudited)			(Unaudited)
Cost of software revenue	$4,413	$3,943	12%	$2,717	$6,689	-59%	$7,915
As a percentage of software revenue	26%	32%		27%	51%		52%
Cost of hardware revenue	6,987	8,511	-18%	6,585	9,403	-30%	11,329
As a percentage of hardware revenue	56%	57%		56%	68%		66%
Cost of license revenue	23	—	100%	—	—	—	—
As a percentage of license revenue	1%	—		—	—	—	—
Cost of maintenance and support revenue	2,395	2,146	12%	1,684	898	88%	1,360
As percentage of maintenance and support revenue	27%	33%		33%	20%		23%
Amortization of acquired developed technology	1,661	449	270%	449	—	100%	—
Impairment of acquired developed technology	3,687	—	100%	—	—	—%	—

Total cost of revenue	$19,166	$15,049	27%	$11,435	$16,990	-33%	$20,604

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, customization services, and shipping charges. Cost of software revenue as a percentage of related software revenue decreased to 26% in fiscal 2005 from 32% in the twelve months ended September 30, 2004 primarily due to the increase in sales of non-customized software products.

Cost of software revenue as a percentage of related software revenue decreased to 27% during the nine months ended September 30, 2004 from 51% during the nine months ended September 30, 2003 and 52% during the year ended December 31, 2003. The higher percentage of cost in the nine months ended September 30, 2003 and year ended December 31, 2003 is attributable primarily to management’s decision in June 2003 to terminate certain non-core activities that resulted in charges to cost of revenue for asset write-downs of $3.7 million. The actions included discontinuance of our biometric hardware product line in favor of reselling similar products manufactured by third parties; termination of a service offering whereby we would have hosted PKI digital certificate issuance; and consolidation of overlapping product offerings resulting in the replacement of certain third-party software code. As a result of these decisions, certain assets relating to these non-core activities were impaired. The assets written down were PKI digital certificate inventories, prepaid software royalties, prepaid software maintenance, and software licenses. The charges for the asset write-downs are included in cost of revenue for the nine and twelve months ended September 30, 2003 and December 31, 2003, respectively. The decrease in cost of software revenue as a percentage of the related revenue in the nine months ended September 30, 2004 was partially offset by higher sales of customized software in the nine months ended September 30, 2004, which has a higher cost compared to off-the-shelf software.

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to inventory, warranty reserves, and write-down in the year ended December 31, 2003. The majority of our smart cards and readers revenue reflects products manufactured for us by original equipment manufacturers that accordingly have lower margins compared to tokens, which are manufactured for us by contract manufacturers and yield higher gross margins. Cost of hardware revenue as a percentage of related hardware revenue decreased to 56% in fiscal 2005 from 57% in the twelve months ended September 30, 2004 and to 56% during the nine months ended September 30, 2004 from 68% during the nine months ended September 30, 2003. The percentage decreases in all periods presented was primarily due to a shift in hardware product mix sold, which reflects lower smart card and reader revenue relative to token revenue, which have higher gross margin.

Cost of license revenue

Cost of license revenue consists of costs related to the assignment of certain of our biometric patents and patent applications for the licensing transaction that we completed during fiscal 2005.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue decreased to 27% in fiscal 2005 from 33% in the twelve and nine months ended September 30, 2004, primarily due to an increase in maintenance and support revenue from a growing installed base of customers without a corresponding increase in the cost of providing maintenance and support.

Cost of maintenance and support revenue as a percentage of related maintenance and support revenue increased from 20% during the nine months ended September 30, 2003 and 23% during the year ended December 31, 2003 to 33% during the twelve and nine months ended September 30, 2004, primarily due to an increased requirement for third-level support from our engineering staff to support custom-developed card issuance and management infrastructure systems.

Amortization of acquired developed technology

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions. The amortization increased to $1.7 million in fiscal 2005 from $449,000 in the nine months ended September 30, 2004, due to additional amortization of developed technology capitalized as part of our consolidation in May 2004 and subsequent acquisitions of Aspace in December 2004 and Protocom in August 2005. We expect to amortize approximately $2.6 million related to acquired technology in fiscal 2006.

Impairment of acquired developed technology

Impairment of acquired developed technology includes impairment charges, as and when recorded. Subsequent to the acquisition of Aspace in December 2004, as a result of a reassessment and subsequent reduction in the Aspace revenue forecast, we recorded an impairment charge of $3.7 million during our second quarter of fiscal 2005.

Operating expenses

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter, as we experienced in our quarter ended September 30, 2005.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions, travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Nine Months Ended September 30,				Year Ended December 31, 2003
	2005	2004		2004		2003
		(Unaudited)				(Unaudited)
Sales and marketing	$28,725	$23,080		$18,462		$15,382		$20,763
Percentage change from comparable prior period	25%			20%
As a percentage of total revenue	68%	69%		69%		49%		54%
Headcount	139 (1)	92	(1)(2)	92	(1)(2)	97	(1)	109

(1)	Includes 49, 24 and 27 professional service and customer support employees at September 30, 2005, 2004, and 2003, respectively.

(2)	Excludes Aspace employees.

Sales and marketing expenses increased $5.6 million or 25% in fiscal 2005 compared to the twelve months ended September 30, 2004. The increase in absolute dollars resulted principally from an increase in personnel and related costs of $4.9 million due to increased average headcount during the period. The increase in headcount was primarily driven by our acquisitions of Aspace and Protocom in December 2004 and August 2005, which added five and 35 sales and marketing employees, respectively.

Sales and marketing expenses increased $3.1 million or 20% during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in absolute dollars resulted principally from an increase in personnel and related costs, spending related to marketing communications, and to a lesser extent the inclusion of Aspace sales and marketing expenses from the date of consolidation in May 2004 to September 30, 2004. Sales and marketing expenses in the nine months ended September 30, 2004 were almost equal to fiscal 2003 expenses, as we invested additional funds in marketing activities to raise brand and product awareness and consolidated the expenses of Aspace.

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and allocations of facilities and information technology costs. The focus of our research and development efforts is to bring new products and services, as well as new versions of existing products, to market in order to address customer demand.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Nine Months Ended September 30,		Year Ended December 31, 2003
	2005	2004		2004	2003
		(Unaudited)			(Unaudited)
Research and development	$17,534	$19,934		$14,605	$13,801	$18,600
Percentage change from comparable prior period	-12%			6%
As a percentage of total revenue	42%	59%		54%	44%	49%
Headcount	124	103	(1)	103 (1)	154	156

(1)	Excludes Aspace employees.

In fiscal 2005, research and development expense decreased $2.4 million or 12% compared to the twelve months ended September 30, 2004. The decrease in expense is mainly due to our 2004 and 2005 restructurings, which eliminated 63 and 20 positions, respectively, offset by the inclusion of eight Aspace and 29 Protocom employees subsequent to their respective acquisitions in December 2004 and August 2005 and consolidation of Aspace expenses since May 2004.

Research and development expenses increased $804,000 or 6% during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase in expenses is due to inclusion of Aspace research and development expenses of $1.7 million from the date of consolidation in May 2004 to September 30, 2004, partially offset by lower head count as a result of our March 2004 restructuring. While headcount declined by 33% from September 30, 2003, the decline in expenses was only 6% due to the timing of the termination of the employees late in the period.

General and administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, administration, and legal, as well as costs associated with Sarbanes-Oxley Act compliance, professional fees related to legal, audit and accounting, director and officers insurance, and allocations of facilities and information technology costs.

General and administrative expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Nine Months Ended September 30,		Year Ended December 31, 2003
	2005	2004		2004	2003
		(Unaudited)			(Unaudited)
General and administrative	$11,402	$8,593		$6,980	$4,712	$6,091
Percentage change from comparable prior period	33%			48%
As a percentage of total revenue	27%	26%		26%	15%	16%
Headcount	41	37	(1)	37 (1)	49	46

(1)	Excludes Aspace employees.

General and administrative expenses increased $2.8 million or 33% in fiscal 2005 compared with the twelve-month period ended September 30, 2004. The increase in absolute dollars resulted primarily from costs associated with Sarbanes-Oxley Act compliance of $2.1 million, the inclusion of Aspace and Protocom general and administrative expense of $1.0 million and $270,000, respectively, an increase in our directors and officers insurance and higher salaries of finance personnel in the United States compared to Canada.

General and administrative expenses increased $2.3 million or 48% during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in absolute dollars resulted from the settlement of threatened litigation and related legal fees, the inclusion of Aspace expenses of $557,000, from the date of consolidation in May 2004 to September 30, 2004, increased staffing costs during the transition of finance activities from Canada to the United States, and costs associated with Sarbanes-Oxley Act compliance.

Restructuring expense

Restructuring expense consists of severance, outplacement, and other termination costs associated with the reduction of employee headcount, and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

We had two restructurings in fiscal 2005, in April 2005, and in July 2005, related to our acquisition of Protocom. The 2005 restructurings resulted in total expense of $2.1 million to terminate the employment of 49 employees and to close a portion of our facility in London, United Kingdom. As of September 30, 2005, we have terminated all of the employees, of whom 26 were in sales and marketing, 20 in research and development and three in general and administrative. In fiscal 2005, we also recorded an additional charge of $352,000 related to changes in assumptions of the time to sublease and sublease income from our vacated facilities in Ottawa, Canada and Fremont, United States.

Our 2004 restructuring resulted in costs of $3.5 million to terminate the employment of 109 employees, to close facilities in Australia, Japan, India, and Singapore, and to terminate a non-strategic project. We have terminated all of the employees as of September 30, 2005, of whom 19 were employed in sales and marketing, 63 were in research and development, 24 were in general and administrative functions, and three were in manufacturing and logistics.

Our 2003 restructuring resulted in costs of $1.3 million for severance and other termination costs for 17 employees, of whom nine were employed in sales and marketing, seven were employed in research and development, and one was employed in manufacturing and logistics. We also recorded a restructuring charge of $111,000 for a decrease in our estimate of expected sublease income associated with facility exit costs recorded in 2002 and $42,000 for an increase in our estimate of severance costs.

In-process research and development

During fiscal 2005, we expensed $1.3 million related to in-process research and development projects, which had not reached technological feasibility at the time of the acquisition of Protocom and Aspace. Technological feasibility is defined as being equivalent to a beta-phase working solution in which there is no remaining risk relating to the development. The estimated fair value of the projects was determined by applying the income approach, which considered the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 18%, which took into consideration the stage of completion and the risks surrounding successful development and commercialization of the projects.

During the nine months ended September 30, 2004, we expensed $383,000 related to our consolidation of Aspace representing the estimated fair value of a research and development project. At the date of consolidation, this project had not reached technological feasibility and had no future alternative use. Accordingly, the value allocated to the project was expensed in operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

In 2003, we recorded a charge of $306,000 in connection with the purchase price allocation of the ActivCard S.A. minority interest acquired as part of the follow-on exchange offer completed in July 2003, representing the estimated fair value of a research and development project that had not reached technological feasibility and had no future alternative use.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions. Amortization increased to $1.1 million in fiscal 2005 from $43,000 in the nine months ended September 30, 2004, primarily due to additional amortization of intangible assets capitalized as part of the acquisition of Aspace and Protocom. Amortization in the nine months ended September 30, 2004 declined by $497,000 from $540,000 in year ended December 31, 2003 due the full amortization of certain assets capitalized in prior acquisitions.

Impairment of goodwill

In March 2005, we reassessed and reversed downward our near term revenue forecast for Aspace. Based on the updated revenue forecast for the Aspace reporting unit, we calculated, using the projected cash-flow method, that the fair value of the goodwill associated with Aspace was $34,000. Since the carrying value exceeded the fair value, we recorded a goodwill impairment charge of $9.4 million in fiscal 2005. No such impairments were recorded in any of the other periods presented.

Impairment of acquired intangible assets

In March 2005, in connection with the reassessment described above, we calculated, using the projected present value of discounted cash flows, that the fair value of the customer relationships associated with Aspace was $1.0 million. Since the carrying value exceeded the fair value, we recorded an impairment charge of

$2.4 million related to customer relationships. In September 2004, we identified certain trademarks and trade names that were not being used resulting in an impairment of these assets for a net charge of $45,000.

In June 2003, we identified indicators of impairment which resulted from changes to the Company’s strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. Based on the updated strategic plans and revised revenue forecast, we determined that the carrying value of the intangible assets exceeded their fair values, resulting in an impairment charge of $758,000 for acquired developed technology, customer agreements and contracts, and trade names and trademarks in 2003.

Re-incorporation expenses

We incurred charges of $1.1 million in the year ended December 31, 2003 related to the change in domicile of the publicly listed company in the ActivCard group from the Republic of France to the United States. The change in domicile was completed in February 2003. The charges consisted primarily of share cancellation expenses and legal, audit, and other professional fees associated with the regulatory filings prepared in connection with the exchange offer and filed with the Securities and Exchange Commission and the Belgian Banking and Finance Commission.

Interest income, net

Interest income, net was $4.1 million in fiscal 2005, $3.1 million in the nine months ended September 30, 2004, and $4.3 million in the year ended December 31, 2003. While our short-term investments and cash have declined due to our use of cash in operations and acquisitions the yield on our portfolio has improved resulting in no significant changes in our net interest income.

Other income (expenses), net

Other income (expenses), net, consists primarily of foreign exchange gains and losses. For fiscal 2005 other expenses, net were $456,000, compared to $150,000 of other income, net in the nine months ended September 30, 2004, and compared to $120,000 of other expenses, net in the year ended December 31, 2003, the fluctuations being a result of changes in foreign exchange rates relative to the U.S. dollar.

Equity in net loss of Aspace Solutions Limited

From our initial investment in Aspace in July 2003 until May 27, 2004, we recorded 100% of the Aspace loss as equity in net loss of Aspace in our consolidated statement of operations, despite holding less than a controlling interest because the investments of other shareholders had been fully applied to previous losses. The inclusion of the loss in our statement of operations resulted in an expense of $2.4 million in each of the nine months ended September 30, 2004 and year ended December 31, 2003. No such expense was recorded in fiscal 2005.

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

Income tax provision

Income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. Income tax provision was $255,000 in fiscal 2005, $44,000 for the nine months ended September 30, 2004, $238,000 for the year ended December 31, 2003. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

In February 2003, we completed the change in domicile of the publicly listed company, ActivCard S.A. from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivCard S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The minority interest in ActivCard S.A. at September 30, 2005 is approximately 0.6%, representing outstanding common shares and American Depositary Shares of

ActivCard S.A. that were not exchanged as of that date. Minority interest was $45,000 in fiscal 2005, $113,000 for the nine months ended September 30, 2004, and $744,000 for the year ended December 31, 2003. The decline in minority interest from 2004 to 2005 is primarily due to the purchase of additional minority interest shares in the third quarter of fiscal 2005. The decline in minority interest from 2003 to 2004 is due to the decrease in the minority interest from 5.2% to 0.6% in July 2003.

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

Liquidity and capital resources

As of September 30, 2005, we had cash, cash equivalents, and short-term investments of $153.6 million, a decrease of $60.5 million from September 30, 2004, primarily due to the use of $31.5 million in operating activities and $28.3 million in acquisitions.

Cash used in continuing operations was $31.5 million in fiscal 2005, $14.1 million in the nine months ended September 30, 2004, and $13.5 million in the year ended December 31, 2003. During fiscal 2005, our net loss was $47.9 million, including non-cash charges totaling $21.8 million, primarily related to depreciation, amortization, impairment of goodwill and impairment of other intangible assets, and in-process research and development. Increases in accrued and other liabilities provided cash during fiscal 2005, whereas changes in other assets and liabilities used cash during the year. During the nine months ended September 30, 2004, our net loss from continuing operations was $27.4 million, including non-cash charges totaling $5.5 million, primarily related to depreciation, amortization, and equity in the net loss of Aspace. The use of cash was partially offset by an increase of $7.9 million in deferred revenue. In the year ended December 31, 2003, our net loss from continuing operations was $29.7 million, including non-cash charges totaling $8.8 million, primarily related to depreciation and amortization, equity in the net loss of Aspace, and impairment of intangible assets and property and equipment. The use of cash was primarily offset by a reduction in accounts receivable of $6.2 million.

During fiscal 2005, we used $28.3 million of cash in connection with our acquisitions of Aspace and Protocom and $798,000 for purchases of property and equipment. In the nine months ended September 30, 2004, we used cash of $1.0 million for purchases of property and equipment and a $458,000 loan to Aspace, which was made prior to our consolidation of the results of Aspace. Investing activities in 2003 used cash of $1.5 million for purchases of property and equipment and loans to Aspace of $8.2 million. Investing activities generated net cash of $55.2 million in fiscal 2005 from the proceeds of sales and maturities of short-term investments, net of purchases. Investing activities generated net cash of $3.7 million in the nine months ended September 30, 2004 from the proceeds of sales and maturities of short-term investments, net of purchases. Investing activities used net cash of $113.0 million in the year ended December 31, 2003 for purchases of short-term investments, net of proceeds from sales and maturities.

Issuance of common shares upon the exercise of warrant and stock options provided cash from financing activities of $2.8 million in fiscal 2005, compared to $1.2 million in the nine months ended September 30, 2004, and $3.9 million in the year ended December 31, 2003. In fiscal 2005, we used $1.5 million to repay borrowings by Aspace. Short-term borrowings by Aspace, post consolidation, provided cash of $675,000 in the nine months ended September 30, 2004.

At September 30, 2005, we had $6.0 million of long-term liabilities compared to $8.4 million at September 30, 2004. Long-term liabilities consist of long-term portion of deferred revenue, long-term portion of restructuring liability, and long-term deferred rent on leased facilities.

We believe that our cash and cash equivalent and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of business, products, or technologies as we did with Aspace and Protocom. A portion of our cash may be used to acquire or invest in complementary businesses, or products or to obtain the right to use complementary technologies.

Contractual Obligations

The following summarizes our contractual obligations, under facility leases exclusive of expected sublease income, at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual cash obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$15,940	$3,911	$5,429	$5,479	$1,121

We will be required to issue up to 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below.

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements.

Revenue is derived primarily from the sale of software licenses, hardware, licensing of patents, and service agreements. Revenue from software license agreements is generally recognized upon shipment, provided that:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is probable.

In software arrangements that include hardware products, rights to multiple software products, maintenance, and/or other services, the total arrangement fee is allocated among each deliverable, based on vendor-specific objective evidence of fair value (VSOE) of each element if vendor-specific objective evidence of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE for undelivered elements does not exist and where the only undelivered element is post-contract customer support (PCS), revenue for the delivered and undelivered elements is recognized on a straight-line basis over the life of the PCS contract.

From time-to-time, we have provided certain of our customers acceptance rights, which give the customer the right to accept or reject the software after it has been delivered, for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products. In instances where an acceptance clause exists, no revenue is recognized until the product is formally accepted by the customer or the acceptance period has expired.

Revenue from the sale of hardware is recognized upon shipment of the product, provided that no significant obligation or undelivered elements remain and collection of the receivable is considered probable. Post-contract customer support is recognized on a straight-line basis over the term of the contract.

Service revenue includes revenue from training, installation, or consulting. From time-to-time, we develop and license software to customers that requires significant customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services.

Revenue from product sales is recognized upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. Our policy is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end user is known and has been qualified by us. In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days after shipment and have not been material to date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and estimates and judgments routinely require adjustments, therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Doubtful Accounts – We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Inventory Valuation – We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets – We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•	Other Intangible Assets – We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. When we conduct our annual evaluation of other intangible assets as of December 1, or if in the interim impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in each of the last three periods presented. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

•	Goodwill – Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. As the enterprise value at December 1, 2005 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2004, the annual evaluation may result in an impairment of goodwill charge in the quarter ending December 31, 2005.

•	Restructuring Expense – In connection with our 2005, 2004, and 2003 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. We have recorded additional charges associated with the change in our estimate for future sublease income in fiscal 2005 and the nine months ended September 30, 2004.

•	Sales Warranty Reserve – We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes – The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

Recent Accounting Pronouncements

In December 2004, the FASB revised and retitled SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective October 1, 2005 for us. We are currently in the process of evaluating the impact of the adoption of SFAS No. 123R on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after October 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

We have not achieved profitability on an operating basis and we expect to incur operating losses for at least the next twelve months. In fiscal 2005, we incurred losses of approximately $47.9 million. As of September 30, 2005, our accumulated deficit was $214.7 million, which represents our net losses since inception. Even our sizable cash balance may not last long enough for our operations to become profitable.

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

We instituted cost-cutting measures as recently as April and July 2005 with a planned reduction of approximately 10% and 13% of our total workforce, respectively, and incurred an aggregate restructuring charge of $2.5 million in fiscal 2005. The restructuring plan includes the relocation of certain operations and key personnel. If these key personnel are unwilling to relocate, we may not be able to retain these employees, which could adversely affect our operations.

Similarly we restructured our business in 2004, and 2003 and recorded restructuring charges of $3.5 million in the nine months ended September 30, 2004, and $1.5 million in the year ended December 31, 2003 in connection with these restructurings to streamline operations, improve efficiency, and reduce costs.

These restructuring efforts have been disruptive to operations and our current cost-cutting efforts may not generate anticipated savings. Additionally, these restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or increased difficulties in managing our day-to-day operations. Although we believe that it was necessary to reduce the size and cost of our operations to improve our financial results, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Additionally, these efforts may not result in anticipated cost savings making it harder for us to achieve profitability.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We have made various strategic acquisitions of companies, products or technologies, including our acquisition of Protocom Development Systems Pty. Ltd. in August 2005 and the remaining equity interest in Aspace Solutions Limited in December 2004, and we may make additional acquisitions in the future in order to implement our business strategy. These acquisitions involve numerous risks, including:

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

During each of the last three years, we have recorded charges to earnings associated with the impairment of other intangible assets, write-downs of property and equipment, and losses from discontinued operations from our previous acquisitions. In addition, due to a change in our revenue forecast related to our acquisition of Aspace, we recorded a charge of $9.4 million related to the impairment of goodwill and a charge of $6.0 million related to the impairment of intangible assets in fiscal 2005. Additionally, acquisitions can also lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

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

We have material weaknesses in our internal control over financial reporting that require remediation. In connection with our testing of internal controls as required under Section 404 of the Sarbanes-Oxley Act, we have concluded that our internal control over financial reporting was not effective as of September 30, 2005.

Section 404 of the Sarbanes-Oxley Act requires us to document and test our internal control over financial reporting, commencing with the period covered by this report. As a result of this testing, we concluded that we had “material weaknesses” in our internal control over financial reporting as of September 30, 2005. The existence of these material weaknesses precluded us from concluding that our internal control over financial reporting was effective as of September 30, 2005. Because we concluded that our internal control over financial reporting was not effective at September 30, 2005, we could be subject to a loss of public confidence in our internal controls and in the integrity of our financial statements. While we have already undertaken certain actions to remediate these material weaknesses, we will not know if these actions have been effective until we have tested our internal controls in future periods. In addition, any failure to improve and maintain our internal controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock. Further, the implementation of new controls designed to remediate these weaknesses could significantly divert management’s attention and result in increased general and administrative expenses.

We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and may have similar write-downs in future periods.

We recorded an impairment charge of $9.4 million related to goodwill in fiscal 2005. Additionally, we have recorded impairment of acquired developed technology of $3.7 million in fiscal 2005, and impairment of acquired intangible assets of $2.4 million in fiscal 2005, $45,000 in the nine months ended September 30, 2004, and $758,000 in the year ended December 31, 2003. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations. As of September 30, 2005, we had $9.3 million of other intangible assets and $36.2 million of goodwill accounting for 21% of our total assets. Additionally, the enterprise value at December 1, 2005 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2004, the annual evaluation can result in a impairment of goodwill charge in the quarter ending December 31, 2005.

If the members of our management team are unable to work together effectively or if there is additional turnover in senior management, our ability to manage and expand our business will suffer.

Our management team has changed significantly in the past two years. In August 2005 we appointed Jason Hart as our Senior Vice President, Sales and Marketing, and Thomas Jahn as our Chief Restructuring and Integration Officer. Our Senior Vice President, Sales and Marketing, Frank Bishop, left the Company in May 2005. In May 2004, we appointed Ben C. Barnes as our Chief Executive Officer, and in September 2004 we appointed Stacey Soper as our Senior Vice President, Products. In August 2005, Ragu Bhargava, our Senior Vice President and Chief Financial Officer since November 2004, informed us that he intends to resign from the Company in December 2005, and we are currently recruiting his replacement. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley (SOX) Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. We spent approximately $2.1 million on our SOX compliance effort in fiscal 2005 and expect to continue to spend at similar levels during fiscal 2006. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

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

Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and there has been a high concentration of revenue through a number of system integrators to the U.S. government. We ship product to the U.S. government exclusively through system integrators. Many of our contracts with our significant channel partners are short-term. One customer accounted for 10% of our total revenue during fiscal 2005 and another customer accounted for 10% of our total revenue in the nine months ended September 30, 2004. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12 our U.S. government business has declined significantly from 48% of product revenue in the year ended December 31, 2003 to 26% in fiscal 2005.

If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contract upon expiration, or if there is a significant delay in orders from the U.S. government, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

Our quarterly revenue and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	The size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;
•	The mix of products licensed and types of license agreements;
•	Our ability to recognize revenue in a given quarter;
•	The timing of customer license payments;

•	The size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules that may result in higher accounts receivable balances;
•	The relative mix of our license and services revenue;
•	Our ability to win new customers and retain existing customers;
•	Changes in our pricing and discounting practices and licensing terms and those of our competitors;
•	Changes in the interpretation of the authoritative literature under which we recognize revenue;
•	The timing of product releases or upgrades by us or our competitors; and
•	The integration, by us or our competitors, of newly-developed or acquired products.

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

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. Uncertainty surrounding the Homeland Security Presidential Directive #12 and delay in its implementation may affect sales of our products to government agencies. If our products do not comply with the requirements of Homeland Security Presidential Directive #12, we may not be able to sell to agencies that must comply with this Directive.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During fiscal 2005, nine months ended September 30, 2004 and year ended December 31, 2003 markets outside of North America accounted for 47%, 53% and 43%, respectively, of total revenue.

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

While we prepare our financial statements in U.S. dollars, we have historically incurred a significant portion of our expenses in euros and in the British pound. We expect that a significant portion of our expenses will be incurred in euros and in the Australian dollar, as well as in other currencies, although to a lesser extent. Fluctuations in the value of these currencies relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

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

Our operating results could suffer if we are subject to intellectual property infringement claims.

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

Failure to improve our infrastructure and satisfactorily implement new information systems may adversely affect our business.

We have acquired two companies in the last twelve months with disparate systems. Our acquisitions have resulted in a need to upgrade our operational, financial, and management information systems. In particular, we will be required to improve our accounting and financial reporting systems in order to accommodate our growth on a more global presence. To meet these challenges we implemented a new customer relationship management system in fiscal 2005, and are continuing the process of modifying and refining it to better meet our needs. We will be implementing a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting our financial information, during fiscal 2006. While we believe that these systems, once fully implemented, will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure to properly implement, poor performance, or errors of any of these systems could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we are exposed to minimal market risks. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, and accounts payable. We consider investments in highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Our investment policy limits the percentage of assets that can be invested in any one issuer of debt and any one type of short-term investment.

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international sales by denominating transactions in U.S. dollars. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During fiscal 2005 and the nine months ended September 30, 2004, of total sales approximately 60% and 72%, respectively, were invoiced in U.S. dollars. During 2003, nearly all of our sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Euro, Australian dollar, Pound sterling, Canadian dollar, Singapore dollar, Japanese yen, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents and short-term investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At September 30, 2005, we held $13.2 million of cash and cash equivalents and $140.4 million in short-term investments for a total of $153.6 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of U.S. government and government agency securities, corporate notes and bonds, and commercial paper. Based on our cash, cash equivalents and short-term investments at September 30, 2005, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $400,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are presented in Item 15 and follow the signature page.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, the Company’s CEO and CFO concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management has excluded from its assessment the internal control over financial reporting of Protocom Development Systems Pty. Ltd. (Protocom), which was acquired on August 5, 2005, and whose financial statements reflect total assets and total revenues constituting 1% and 4%, respectively, of related consolidated financial statement amounts as of and for the year ended September 30, 2005, as the Company did not have sufficient time to make an assessment of Protocom’s internal control over financial reporting using the COSO framework. In excluding Protocom from its assessment, management has considered the guidance provided by the Office of the Chief Accountant of the Division of Corporate Finance in the “Frequently Asked Questions” dated June 24, 2004 with respect to acquisitions consummated during the year of assessment. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of the material weaknesses described below, management believes that, as of September 30, 2005, the Company’s internal control over financial reporting was not effective based on those criteria.

As defined by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has determined that, pursuant to this definition, material weaknesses exist in the Company’s internal control over financial reporting as follows:

•	Pro forma stock-based compensation – In the determination of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company uses certain software. Management failed to establish controls around the capabilities of the software to properly account for forfeitures as required by SFAS No. 123, resulting in the understatement of pro forma expenses. As a result of the error, the Company was required to correct the pro forma expense as disclosed in the financial statements for the year ended September 30, 2005 and restate pro forma expense for the nine months ended September 30, 2004. Although the correction of the error did not result in any changes to the consolidated balance sheet, statement of operations, equity, or cash flows during fiscal 2005 and 2004, it resulted in an adjustment to the pro forma stock-based compensation note to our financial statements.

•	Income taxes – Management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s disclosures in this area for fiscal 2005. The lack of adequate technical expertise resulted in a material error in the Company’s accounting and disclosure of a deferred income tax liability, which was identified during the course of the Company’s fiscal 2005 audit. This error resulted in the Company’s under-recording deferred income tax liability for other intangible assets capitalized in the Company’s acquisitions and as disclosed in the note for income taxes. As a result of the error, the Company was required to correct the deferred tax liability as disclosed in the financial statements as of September 30, 2005. Although the correction of the error did not result in any changes to the consolidated balance sheets, statement of operations, or cash flows, during fiscal 2005, it resulted in an adjustment to the disclosures related to the deferred income tax assets and liability in the notes to the financial statements.

•

Segregation of duties – Management has determined that a number of duties have not been segregated properly in the Company’s procedures to purchase and pay for goods and services and process payroll. In particular, an individual was able to process and authorize purchases of goods and services without any preventive controls. Similarly, an individual was able to process and authorize payroll without any preventive controls. In combination these deficiencies in segregation of duties constituted a material weakness, even though certain compensating controls existed during the fiscal year. The lack of segregation of duties resulted from the shortage of accounting and administrative personnel in the corporate finance group. The lack of segregation of duties did not result in any misstatement in the consolidated balance sheet, statement of operations, equity, or cash flows, during fiscal 2005.

Since the end of fiscal 2005, the Company has taken steps to modify existing controls and/or implement new internal controls in an effort to mitigate the material weaknesses. These steps include the following:

•	Subsequent to year-end, management has engaged the services of a third party service provider that specializes in the computing of stock-based compensation under the new accounting standard SFAS No. 123R, Share Based Payment, which is applicable for the Company effective October 1, 2005. In addition to having the computations performed by highly qualified personnel, management intends to review their work and historical records to ensure proper reporting under generally accepted accounting principles. Management has also discontinued the use of the software which permitted the error to occur.

•	Management is seeking to consult with more technically qualified personnel to help in the preparation of income tax footnote disclosures as required on an annual basis.

•	Subsequent to year-end, management has modified the payroll process whereby finance personnel other than the person who performs the payroll function receives all communications, including payroll checks, from our payroll service provider. Additionally, management intends to reassign certain responsibilities relating to the purchase of goods and services within the existing accounting and administrative personnel to properly segregate duties. Furthermore, changes will be made to the payroll process so that changes in payroll information will have to be approved by finance personnel other than the payroll processor and certain additional preventive controls will be put in place for critical payroll process functions.

The Company believes that these corrective actions will remediate the control deficiencies identified above. However, the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ActivCard Corp.

Fremont, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ActivCard Corp. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effects of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of Protocom Development Systems Pty. Ltd., which was acquired on August 5, 2005, and whose financial statements reflect total assets and total revenues constituting 1% and 4%, respectively, of related consolidated financial statement amounts as of and for the year ended September 30, 2005. Accordingly, our engagement did not include the internal control over financial reporting at Protocom Development Systems Pty. Ltd. ActivCard Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Pro forma stock-based compensation – In the determination of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company uses certain software. Management failed to establish controls around the capabilities of the software to properly account for forfeitures as required by SFAS No. 123, resulting in the understatement of pro forma expenses. As a result of the error, the Company was required to correct the pro forma expense as disclosed in the financial statements for the year ended September 30, 2005 and restate the pro forma expense for the nine months ended September 30, 2004. Although the correction of the error did not result in any changes to the consolidated balance sheet, statement of operations, equity, or cash flows during fiscal 2005 and 2004, it resulted in an adjustment to the pro forma stock-based compensation note to the financial statements.

•	Income taxes – Management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s disclosures in this area for fiscal 2005. The lack of adequate technical expertise resulted in a material error in the Company’s accounting and disclosure of a deferred income tax liability, which was identified during the course of the Company’s fiscal 2005 audit. This error resulted in the Company’s under-recording deferred income tax liability for other intangible assets capitalized in the Company’s acquisitions and as disclosed in the note for income taxes. As a result of the error, the Company was required to correct the deferred tax liability as disclosed in the financial statements as of September 30, 2005. Although the correction of the error did not result in any changes to the consolidated balance sheet, statement of operations, equity, or cash flows, during fiscal 2005, it resulted in an adjustment to the disclosures related to the deferred income tax assets and liability in the notes to the financial statements.

•

Segregation of duties – Management has determined that a number of duties have not been segregated properly in the Company’s procedures to purchase and pay for goods and services and process payroll. In particular, an individual was able to process and authorize purchases of goods and services without any preventive controls. Similarly, an individual was able to process and authorize payroll without any preventive controls. In combination these deficiencies in segregation of duties constituted a material weakness. The lack of segregation of duties resulted from the shortage of accounting and administrative personnel in the corporate finance group. The lack of segregation of duties did not result in any misstatement in the consolidated balance sheet, statement of operations, equity, or cash flows, during fiscal 2005.

The aforementioned material weaknesses resulted in adjustments to the disclosures in the notes to the Company’s fiscal 2005 and 2004 annual financial statements and interim financial data presented in note 22 to the financial statements. Further, these material weaknesses could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of ActivCard Corp.’s consolidated financial statements as of and for the year ended September 30, 2005, and this report does not affect our report dated December 23, 2005 on those financial statements.

In our opinion, management’s assessment that ActivCard Corp. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, ActivCard Corp. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of ActivCard Corp. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004, and our report dated December 23, 2005 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after September 30, 2005.

/s/ BDO Seidman, LLP

San Francisco, California

December 23, 2005

Changes in Internal Control over Financial Reporting

Except for the controls described above, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under “Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.actividentity.com and any waivers from or amendments to the code of ethics, if any, will be posted on our website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Security Ownership by Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Public Accountants” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report.

1.    Financial Statements

The following are included in Item 8 and are filed as part of this Transition Report on Form 10-K:

Page
Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm	41
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of September 30, 2005 and 2004	43
Consolidated Statements of Operations – Fiscal Year Ended September 30, 2005, Nine Months Ended September 30, 2004 and Year Ended December 31, 2003	44
Consolidated Statements of Stockholder’s Equity and Comprehensive Loss – Fiscal Year Ended September 30, 2005, Nine Months Ended September 30, 2004 and Year Ended December 31, 2003	45
Consolidated Statements of Cash Flows – Fiscal Year Ended September 30, 2005, Nine Months Ended September 30, 2004 and Year Ended December 31, 2003	46
Notes to Consolidated Financial Statements	47

2.    Financial Statement Schedule

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.    Exhibits

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation of ActivCard Corp.
3.2	(2)	Bylaws of ActivCard Corp.
4.1	(1)	Specimen common stock certificate (front and reverse)
4.2	(1)	Form of ActivCard Corp. Director Common Stock Warrant
4.3	(3)	Form of ActivCard Corp. Common Stock Warrant
10.1	(1)	2002 Stock Option Plan of ActivCard Corp.
10.2	(1)	Lease Agreement, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000
10.3	(1)	Lease Agreement between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums thereto dated June 6, 2000 and April 18, 2001 (English translation) dated April 15, 1997
10.4	(1)	Lease between DEW Engineering and Development Limited and American Biometric Company Limited dated November 1, 2001
10.5+	(4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996
10.6	(1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002
10.9	(5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003
10.10	(6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers’ and ActivCard Corp. dated July 26, 2005
10.12	(7)	Employment Agreement between Ben C. Barnes and ActivCard, Inc. dated May 29, 2004
10.13	(8)	2004 Equity Incentive Plan of ActivCard Corp.
10.14	(9)	Form of Restricted Stock Unit Director Grant Agreement
10.15	(3)	Form of Restricted Stock Unit Grant Agreement
10.16	(3)	Employment Agreement between Ragu Bhargava and ActivCard, Inc. dated March 22, 2004, as amended
10.17	(3)	Employment Agreement between Stacey Soper and ActivCard, Inc. dated September 20, 2004
10.18	(10)	Employment Retention Bonus Agreement between Ragu Bhargava and ActivCard, Inc. dated September 29, 2005
10.19	(11)	Employment Agreement between Jason Hart and ActivCard, Inc. dated August 5, 2005
10.20		Employment Agreement between Thomas Jahn and ActivCard, Inc. dated August 23, 2005
21.1		Subsidiaries of Registrant
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (contained on signature page)
31.1		Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this exhibit.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-100067).

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-105558).

(3)	Incorporated by reference from the Registrant’s Annual Report on form 10-KT filed December 14, 2004.

(4)	Incorporated by reference from ActivCard S.A.’s Registration Statement on Form F-1 (File No. 333-11540).

(5)	Incorporated by reference from the Registrant’s Annual Report of Form 10-K, filed March 15, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed July 27, 2005.

(7)	Incorporated by reference from the Registrant’s Quarterly Report of Form 10-Q, filed August 9, 2004.

(8)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A, filed July 12, 2004.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed November 5, 2004.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 3, 2005.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed August 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 27th day of December, 2005.

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

Signature	Title	Date

/s/ BEN C. BARNES Ben C. Barnes	Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2005

/s/ RAGU BHARGAVA Ragu Bhargava	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 27, 2005

/s/ RICHARD A. KASHNOW Richard A. Kashnow	Chairman of the Board of Directors	December 27, 2005

/s/ JOHN A. GORDON John A. Gordon	Director	December 27, 2005

/s/ CLIFFORD GUNDLE Clifford Gundle	Director	December 27, 2005

/s/ JASON HART Jason Hart	Director	December 27, 2005

/s/ MONTAGUE KOPPEL Montague Koppel	Director	December 27, 2005

/s/ JAMES E. OUSLEY James E. Ousley	Director	December 27, 2005

/s/ RICHARD WHITE Richard White	Director	December 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ActivCard Corp.

Fremont, California

We have audited the accompanying consolidated balance sheets of ActivCard Corp. as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ActivCard Corp. at September 30, 2005 and 2004, and the results of its operations and its cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ActivCard Corp.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 23, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting.

As discussed in Notes 1 and 22, the Company restated pro forma stock-based compensation expense, pro forma net loss, and pro forma basic and diluted net loss per share for the nine months ended September 30, 2004.

BDO Seidman, LLP

San Francisco, CA

December 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ActivCard Corp.:

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of ActivCard Corp. and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of ActivCard Corp. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

ACTIVCARD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,167	$17,113
Short-term investments	140,387	196,950
Accounts receivable, net of allowance for doubtful accounts	7,156	5,325
Inventories	1,649	1,996
Prepaid expenses and other current assets	3,630	2,450

Total current assets	165,989	223,834
Property and equipment, net	3,116	3,989
Restricted investments	—	715
Other intangible assets, net	9,323	2,286
Other long-term assets	757	800
Goodwill	36,162	19,462

Total assets	$215,347	$251,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,696	$2,324
Short-term borrowings	—	1,605
Accrued compensation and related benefits	6,071	7,339
Current portion of restructuring liability	1,209	1,262
Accrued and other current liabilities	5,149	3,278
Current portion of deferred revenue	6,580	6,962

Total current liabilities	20,705	22,770
Long-term deferred revenue, net of current portion	1,877	3,677
Long-term portion of restructuring liability, net of current portion	2,986	3,605
Long-term deferred rent	1,120	1,109

Total liabilities	26,688	31,161
Minority interest	1,240	1,394
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 authorized, 45,595,618 and 42,483,883 issued and outstanding at September 30, 2005 and 2004, respectively	46	42
Additional paid-in capital	417,763	400,014
Deferred employee stock-based compensation	(615)	(639)
Accumulated deficit	(214,731)	(166,805)
Accumulated other comprehensive loss	(15,044)	(14,081)

Total stockholders’ equity	187,419	218,531

Total liabilities and stockholders’ equity	$215,347	$251,086

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Revenue:
Software	$16,742	$10,103	$15,218
Hardware	12,426	11,733	17,045
License	4,100	—	—
Maintenance and support	8,888	5,074	5,999

	42,156	26,910	38,262

Cost of revenue:
Software	4,413	2,717	7,915
Hardware	6,987	6,585	11,329
License	23	—	—
Maintenance and support	2,395	1,684	1,360
Amortization of acquired developed technology	1,661	449	—
Impairment of acquired developed technology	3,687	—	—

	19,166	11,435	20,604

Gross profit	22,990	15,475	17,658

Operating expenses:
Sales and marketing	28,725	18,462	20,763
Research and development	17,534	14,605	18,600
General and administration	11,402	6,980	6,091
Restructuring expense	2,482	3,529	1,497
In-process research and development	1,319	383	306
Amortization of acquired intangible assets	1,117	43	540
Impairment of goodwill	9,426	—	—
Impairment of acquired intangible assets	2,352	45	758
Re-incorporation expenses	—	—	1,067

Total operating expenses	74,357	44,047	49,622

Loss from operations	(51,367)	(28,572)	(31,964)

Other income (expense):
Interest income, net	4,107	3,085	4,263
Other income (expenses), net	(456)	150	(120)
Equity in net loss of Aspace Solutions Limited	—	(2,431)	(2,394)

Total other income, net	3,651	804	1,749

Loss before income taxes, minority interest and other investors’ interest in Aspace Solutions Limited	(47,716)	(27,768)	(30,215)
Income taxes	(255)	(44)	(238)
Minority interest	45	113	744
Other investors’ interest in Aspace Solutions Limited	—	292	—

Loss from continuing operations	(47,926)	(27,407)	(29,709)
Loss from discontinued operations	—	—	(70)

Net loss	$(47,926)	$(27,407)	$(29,779)

Basic and diluted loss per common share:
Continuing operations	$(1.11)	$(0.65)	$(0.72)
Discontinued operations	—	—	—

Net loss	$(1.11)	$(0.65)	$(0.72)

Shares used to compute basic and diluted loss per share	43,361	42,251	41,120

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except shares)

	Common Shares		Additional Paid-in Capital	Deferred Employee Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balances, December 31, 2002	41,690,158	$45,117	$354,400	$(3,122)	$(115,769)	$(14,817)	$265,809
Minority interest arising in connection with re-incorporation	(2,165,532)	(45,441)	24,755	155	6,150	749	(13,632)
Acquisition of ActivCard S.A. minority interest	1,808,075	2	16,635	—	—	—	16,637
Exercise of warrants	251,250	—	1,592	—	—	—	1,592
Exercise of rights	28,800	—	36	—	—	—	36
Exercise of options	501,895	364	1,988	—	—	—	2,352
Deferred stock-based compensation	—	—	(1,484)	1,484	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,335	—	—	1,335
Minority interest	—	—	40	(63)	—	(19)	(42)
Comprehensive loss:
Net loss	—	—	—	—	(29,779)	—	(29,779)	$(29,779)
Unrealized losses on short-term investments	—	—	—	—	—	(435)	(435)	(435)
Foreign currency translation	—	—	—	—	—	1,706	1,706	1,706

Total comprehensive loss	—	—	—	—	—	—	—	$(28,508)

Balances, December 31, 2003	42,114,646	42	397,962	(211)	(139,398)	(12,816)	245,579
Exercise of warrants	40,000	—	166	—	—	—	166
Exercise of options	219,237	—	1,004	—	—	—	1,004
Warrants issued for services	—	—	242	—	—	—	242
Deferred stock-based compensation	110,000	—	637	(637)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	207	—	—	207
Minority interest	—	—	3	2	—	1	6
Comprehensive loss:
Net loss	—	—	—	—	(27,407)	—	(27,407)	$(27,407)
Unrealized losses on short-term investments	—	—	—	—	—	(1,057)	(1,057)	(1,057)
Foreign currency translation	—	—	—	—	—	(209)	(209)	(209)

Total comprehensive loss	—	—	—	—	—	—	—	$(28,673)

Balances, September 30, 2004	42,483,883	42	400,014	(639)	(166,805)	(14,081)	218,531
Exercise of options	541,529	1	2,845	—	—	—	2,846
Issuance of restricted stock	115,000	—	922	(922)	—	—	—
Deferred stock-based compensation	(6,000)	—	(666)	666	—	—	—
Amortization of deferred stock-based compensation	—	—	—	285	—	—	285
Shares issued in the acquisition of Aspace Solutions Limited	811,206	1	7,023	—	—	—	7,024
Shares issued in the acquisition of Protocom Development Systems Pty. Ltd.	1,650,000	2	7,575	—	—	—	7,577
Minority interest	—	—	50	(5)	—	5	50
Comprehensive loss:
Net loss	—	—	—	—	(47,926)	—	(47,926)	$(47,926)
Unrealized losses on short-term investments	—	—	—	—	—	(703)	(703)	(703)
Foreign currency translation	—	—	—	—	—	(265)	(265)	(265)

Total comprehensive loss	—	—	—	—	—	—	—	$(48,894)

Balances, September 30, 2005	45,595,618	$46	$417,763	$(615)	$(214,731)	$(15,044)	$187,419

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net loss from continuing operations	$(47,926)	$(27,407)	$(29,709)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,886	1,931	3,010
Amortization of acquired developed technology	1,661	449	—
Impairment of acquired developed technology	3,687	—	—
In-process research and development	1,319	383	306
Amortization of acquired intangible assets	1,117	43	540
Write-down of goodwill	9,426	—	—
Impairment of acquired intangible assets	2,352	45	758
Amortization of employee stock-based compensation	285	207	815
Loss (gain) on disposal of property and equipment	154	151	(9)
Minority interest in ActivCard Europe S.A.	(45)	(113)	(744)
Equity in net loss of Aspace Solutions Limited	—	2,431	2,394
Warrant issued for services	—	242	—
Minority interest in Aspace Solutions Limited	—	(292)	—
Write-down of property and equipment	—	—	1,684
Changes in:
Accounts receivable	19	(2,012)	6,239
Inventories	307	616	1,347
Prepaid expenses and other	(395)	802	1,423
Accounts payable	(899)	727	(1,158)
Accrued compensation and related benefits	(1,356)	226	414
Restructuring liability	(682)	100	(49)
Accrued and other current liabilities	1,045	(568)	226
Deferred revenue	(3,422)	7,857	(1,140)
Deferred rent	11	82	193

Cash used in continuing operations	(31,456)	(14,100)	(13,460)
Cash used in discontinued operations	—	—	(106)

Cash used in operating activities	(31,456)	(14,100)	(13,566)

Cash flows from investing activities:
Purchases of property and equipment	(798)	(1,042)	(1,474)
Purchases of short-term investments	(18,980)	(122,052)	(282,571)
Proceeds from sale or maturities of short-term investments	74,175	125,753	169,598
Investment in and loans to Aspace Solutions Limited	—	(458)	(8,210)
Cash used in acquisitions, net of cash received	(28,337)	—	(395)
Acquisition of ActivCard Europe S.A. minority interest	(59)	—	—
Other long-term assets	40	(10)	136

Cash provided by (used in) investing activities	26,041	2,191	(122,916)

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	2,846	1,170	3,925
Net (decrease) increase in short-term borrowings	(1,490)	675	—
Repayment of long-term debt	—	—	(20)

Cash provided by financing activities	1,356	1,845	3,905

Effect of exchange rate changes	113	(422)	1,296

Net decrease in cash and cash equivalents	(3,946)	(10,486)	(131,281)
Cash and cash equivalents, beginning of period	17,113	27,599	158,880

Cash and cash equivalents, end of period	$13,167	$17,113	$27,599

Supplemental disclosures:
Cash paid for interest	$4	$—	$1
Cash paid for income taxes	$128	$33	$92

Non-cash financing activities:
Issuance of common stock acquisition of Protocom Development Systems Pty. Ltd.	$7,577	$—	$—
Issuance of common stock acquisition of Aspace Solutions Limited	$7,023	$—	$—
Issuance of common stock in acquisition of ActivCard S.A. minority interest	$—	$—	$16,637

See accompanying notes to consolidated financial statements

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

In November 2005, ActivCard Corp. (the Company) announced that it would begin conducting business as ActivIdentity to reflect its new focus on digital identity assurance. The Company intends to seek stockholder approval at its 2006 Annual Meeting of Stockholders to formally change its name. Until that time, the Company is conducting business under the ActivIdentity name and has changed the names of its principal operating subsidiaries in the United States, to ActivIdentity, Inc., in Australia to ActivIdentity (Australia) Pty. Ltd., and in France to ActivIdentity Europe S. A.

ActivCard Corp. d/b/a ActivIdentity develops and markets digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. The Company’s solutions provide customers with the ability to authenticate a user to a network through a variety of personal devices as well as the ability to manage credentials remotely post-issuance. The Company markets its solutions to governments, enterprises, and financial institutions directly and indirectly through value added resellers, distributors, original equipment manufacturers, and system integrators. The market for security products and services is dynamic and can be affected by a variety of factors. Management believes that changes in any of the following areas could have a significant negative effect on the future consolidated results of operations, cash flows, and financial position: regulatory changes; fundamental changes in the technologies underlying security products and services; market acceptance of the Company’s solutions; development of strategic partners and sales channels; litigation or other claims against the Company; hiring and retention of key employees; successful and timely completion of development efforts; failure to integrate acquired companies, products and technologies into its operations; new product introductions by competitors; and failure to improve the Company’s infrastructure.

ActivCard Corp. was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivCard group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivCard Corp. completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivCard Corp. Following completion of the exchange offers, ActivCard Corp. holds approximately 99.4% of the outstanding securities of ActivCard S.A. The common shares and ADSs of ActivCard S.A. not exchanged have been recorded as a minority interest on the consolidated balance sheet. In March 2005, ActivCard S. A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at September 30, 2005. The consolidated financial statements for the nine months ended September 30, 2004 also include the accounts of Aspace Solutions Limited (Aspace), a variable interest entity, from May 27, 2004 to September 30, 2004, in accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. See Note 3 to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003 period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for obsolete and excess inventories, depreciation and amortization, valuation of other intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, and contingencies.

Cash, Cash Equivalents, and Short-Term Investments – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. Short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. The gain or loss from sale of securities sold is recognized on the specific identification method.

Concentration of Credit Risk – Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions and short-term investments consist of U.S. government and government agency securities, corporate notes and bonds, and commercial paper. The Company sells the majority of its products and services to a limited number of customers spread globally. If the financial condition or results of operations of any one of the large customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors. Account balances are charged off against the allowance only when the Company considers it is probable that receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories – Inventories consists of finished goods and components and are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment – Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement of up to 10 years.

Other Intangible Assets – Other intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and internally-developed patents. Other intangible assets are amortized over one to six years, which approximates their estimated useful lives.

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003 undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Research And Development And Capitalized Software Development Costs – Research and development costs are expensed as incurred. The Company capitalizes eligible software costs upon achievement of technological feasibility subject to net realizable value considerations. To date, the period between technological feasibility of a solution and the general availability of such software has been short. Accordingly, the Company has not capitalized any costs and charged all such costs to research and development expenses.

Sales Warranty Reserve – Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and historical experience. The Company provides for the costs of warranty in excess of warranty coverage provided by product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products.

Advertising Costs – The Company expenses all advertising costs as incurred, and the amounts were not material for all periods presented.

Revenue Recognition – The Company recognizes revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements.

Revenue is derived primarily from the sale of software licenses, hardware, licensing of patents, and service agreements. Revenue from software license agreements is generally recognized upon shipment, provided that:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is probable.

In software arrangements that include hardware products, rights to multiple software products, maintenance, and/or other services, the total arrangement fee is allocated among each deliverable, based on vendor-specific objective evidence of fair value (VSOE) of each element if vendor-specific objective evidence of each element exists. The Company determines VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, the Company recognizes revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE for undelivered elements does not exist and where the only undelivered element is post-contract customer support (PCS), revenue for the delivered and undelivered elements is recognized on a straight-line basis over the life of the PCS contract.

From time-to-time, the Company has provided certain of its customers acceptance rights, which give the customer the right to accept or reject the software after it has been delivered, for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003 products and client/server software products. In instances where an acceptance clause exists, no revenue is recognized until the product is formally accepted by the customer or the acceptance period has expired.

Revenue from the sale of hardware is recognized upon shipment of the product, provided that no significant obligation or undelivered elements remain and collection of the receivable is considered probable. Post-contract customer support is recognized on a straight-line basis over the term of the contract.

Service revenue includes revenue from training, installation, or consulting. From time-to-time, the Company develops and licenses software to customers that requires significant customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services.

Revenue from product sales is recognized upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company’s policy is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end user is known and has been qualified by the Company. In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns have not been material to date. Price protection rights typically expire after 30 days after shipment and have not been material to date.

Shipping and Handling Costs – Costs related to shipping and handling charges are included in cost of revenue.

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following weighted-average assumptions:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Risk-free interest rate	3.7%	2.9%	3.0%
Expected volatility	44%	50%	45%
Expected life (years)	4.0	4.1	5.8

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Pro forma results are as follows (in thousands, except per share amounts):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004		Year Ended December 31, 2003
	(as restated)
Net loss, as reported	$(47,926)	$(27,407)		$(29,779)
Less: Employee stock-based compensation expense included in reported net loss	285	207		815
Add: Total employee stock-based compensation expense determined under fair value based method for all awards	(5,142)	(5,708	)(1)	(7,691)

Pro forma net loss	$(52,783)	$(32,908	)(1)	$(36,655)

Basic and diluted net loss per share, as reported	$(1.11)	$(0.65)		$(0.72)

Basic and diluted net loss per share, pro forma	$(1.22)	$(0.78	)(1)	$(0.89)

(1)	Pro forma total employee stock-based compensation expense determined under fair value based method for all awards, pro forma net loss, and basic and diluted net loss per share, pro forma, for the nine months ended September 30, 2004 have been restated due to a correction of an error resulting from incorrectly recording reductions for forfeitures of options that were vested in prior periods (see Note 22). Amounts originally reported were $2.4 million, $29.6 million, and $0.70, for total employee stock-based compensation expense determined under fair value based method for all awards, pro forma net loss, and basic and diluted net loss per share, pro forma, respectively.

Foreign Currency Transactions – The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of all of the subsidiaries is their local currency with the exception of the Irish subsidiary, which uses the U.S. dollar as its functional currency. For those entities using their local currency as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in stockholders’ equity as translation adjustment within other comprehensive income.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. The fluctuation of foreign currencies amounted to a loss of $400,000 in fiscal 2005, gain of $150,000 in the nine months ended September 30, 2004, and loss of $120,000 in the year ended

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

December 31, 2003. In 2003, the Company entered into and designated foreign currency forward exchange contracts to establish fair value hedges to mitigate these foreign transaction gains and losses. The Company did not enter into any hedging transactions in 2004 and 2005. The Company recognized all derivative instruments as either assets or liabilities on the balance sheet, measured at fair value. Gains or losses resulting from changes in the values of those derivatives were accounted for depending on the use of the derivative and whether it qualified for hedge accounting.

Income Taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for expected future tax consequences, utilizing enacted tax rates, of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, net operating loss carry forwards, and research and development tax credits. The Company has provided a full valuation allowance for net deferred income tax assets.

Loss Per Share – Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding stock options, rights and warrants did not have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

Recent Accounting Pronouncements – In December 2004, the FASB revised and retitled SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective October 1, 2005 for the Company. Management is currently in the process of evaluating the impact of the adoption of SFAS No. 123R on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s consolidated financial statements.

Reclassifications – The Company has made the following reclassifications of prior period balances and expenses to conform to the current period’s presentation.

•	Reclassified auction rate securities of $4.6 million and $6.0 million in the consolidated balance sheet as of September 30, 2004 and December 31, 2003, respectively, from cash and cash equivalents to short-term investments;

•	Reclassified $449,000 for the nine months ended September 30, 2004 from amortization of acquired intangible assets to amortization of acquired developed technology;

•	Reclassified $2,117,000 for the nine months ended September 30, 2004 from sales and marketing expense to research and development expense; and

•	Reclassified $449,000 for the nine months ended September 30, 2004 from research and development expense to general and administration expense.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

These reclassifications had no effect on reported revenues, net loss, net loss per share, or stockholders’ equity.

2.    Change in Fiscal Year End

In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month period ended September 30, 2004. Fiscal 2005 represents the twelve-month period ended September 30, 2005 and consolidated financial information for 2003 represents the twelve-month period ended December 31, 2003.

The following table presents summary consolidated financial information for the nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts).

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)
Revenue	$26,910	$31,539
Gross profit	15,475	14,550
Loss from continuing operations	(28,572)	(20,331)
Loss from discontinued operations	—	(70)

Net loss	$(27,407)	$(20,401)

Basis and diluted loss per common share:
Continuing operations	$(0.65)	$(0.50)
Discontinued operations	—	—

Net loss	$(0.65)	$(0.50)

3.    Business Combinations

The Company allocates the purchase price of its business acquisitions to tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on independent third party valuations prepared by means of estimates and assumptions provided by management.

Protocom Development Systems Pty. Ltd.

In July 2005, the Company entered into a Stock Purchase Agreement (Agreement) to acquire the outstanding capital stock of Protocom Development Systems Pty. Ltd. (Protocom). The transaction closed on August 5, 2005 and the Company paid cash of $21.0 million and issued 1,650,000 shares of its common stock for the initial purchase consideration of $29.2 million, including direct acquisition related costs of $625,000. The common stock issued in the acquisition was valued at $4.592 per share, using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the announcement of the acquisition. The purchase price paid for Protocom resulted in recognition of goodwill, which is not deductible for tax purposes in the United States. The primary factor contributing to the goodwill was the ability to integrate a workforce with technical expertise and a deeper penetration in the enterprise single sign-on market to broaden the Company’s customer base with a broader product portfolio and domain expertise.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

Pursuant to the Agreement, the Company is required to issue up to an additional 2,100,000 shares of its common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006. If Protocom achieves the revenue target, the issuance of additional shares will result in an increase in goodwill.

Fair values of tangible and intangible assets acquired are based on an independent valuation prepared using estimates provided by management. The initial purchase price has been allocated as follows (in thousands):

Current assets	$3,479
Property and equipment	459
Other intangible assets subject to amortization:
Developed technology	6,878
Customer relationships	661
In process research and development costs	782
Goodwill	20,806

Total assets recorded upon consolidation	33,065
Current liabilities	(3,863)

Net assets consolidated	$29,202

The Company is amortizing the fair values of the developed technology and customer relationships on a straight-line basis over the remaining estimated useful life of four years. Results of operations of Protocom are included in the results of operations of the Company from August 5, 2005 onwards.

Of the total purchase price, $782,000 was allocated to in-process research and development (IPR&D), which was expensed in the Company’s fourth quarter ended September 30, 2005. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working solution in which there is no remaining risk relating to the development. At the time of acquisition, Protocom had two IPR&D efforts under way for current and future product suites. The estimated fair value of the projects was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 18%, which takes into consideration the stage of completion and the risks surrounding successful development and commercialization of the projects. At the time of the acquisition, it was estimated that these projects would be ready for release over the following seven months for a total cost of $1.0 million. At the time of the acquisition, the total project costs amounted to $477,000.

The Company acquired Protocom to enhance its penetration in the enterprise single sign-on market, broaden its customer base and strengthen its product portfolio and domain expertise. Results of operations of Protocom are included in the results of operations of the Company from the closing date of August 5, 2005 through September 30, 2005.

The following unaudited pro forma financial information presents the combined results of operations of ActivCard and Protocom as if the acquisition had occurred as of the beginning of the periods presented. The information in fiscal 2005 and nine months ended September 30, 2004 unaudited amounts were derived from the audited statement of operations of ActivCard for fiscal 2005 and the nine month period ended September 30, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of ActivCard that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of the Company.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

(In thousands, except per share amounts)	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Net revenues	$51,718	$39,660
Net loss	(55,683)	(28,809)
Basic and diluted loss per share	(1.24)	(0.66)

Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in Aspace Solutions Limited (Aspace), a developer of secure multi-channel data management systems based in London, England. The Company purchased 38,140 common shares of Aspace from existing shareholders for £954,000 (£25.00 per share) or $1.6 million and provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, bearing interest at 6% per annum. In December 2003, the Company provided Aspace with an additional two-year loan facility in the amount of £1.0 million or $1.7 million, bearing interest at 6% per annum and received warrants convertible into 21,245 newly issued shares of Aspace at a price of £0.01 per share. The Company exercised the warrant conversion rights in December 2003 increasing its ownership to 59,385 common shares or 49% of the outstanding common shares of Aspace.

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

The May 2004 loan constituted a reconsideration event in accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46R) Consolidation of Variable Interest Entities. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. The Company’s variable interest in Aspace will absorb a majority of Aspace’s expected losses. As a result, effective May 27, 2004, the Company was required to consolidate the financial results of Aspace. Fair value of Aspace’s equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. Fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The value of the intangible assets were established effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

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

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

The Company is amortizing the fair values of the purchased technology and customer relationships on a straight-line basis over the remaining estimated useful life of one to three years. Results of operations of Aspace are included in the results of operations of the Company from May 27, 2004 onwards.

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

In December 2004, the Company acquired the remaining 51% equity interest of Aspace for total consideration of $14.2 million, including $393,000 of direct acquisition costs. In December 2004, the Company paid cash of £2.5 million, or $4.9 million, and issued 579,433 shares of common stock, valued at approximately $5.1 million, for the initial purchase consideration. In January 2005, the Company paid additional cash consideration of £1.0 million, or $1.9 million and issued 231,773 shares of common stock, valued at approximately $1.9 million, to the Aspace selling shareholders for fulfilling an earn-out contingency. The Company acquired Aspace to expand its financial segment product portfolio and increase its penetration in the financial services market. Management expects to be able to sell the Aspace products to its existing customers.

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

The purchase price, paid as of March 31, 2005, for the remaining 51% of Aspace has been allocated as follows (in thousands):

Developed technology	$4,474
Customer relationships	3,856
In-process research and development	537
Goodwill	5,320

Total	$14,187

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

The Company is amortizing the fair values of the purchased technology and customer relationships on a straight-line basis over the remaining estimated useful life of one to three years.

A total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. The Company began consolidating the operations of Aspace from May 2004, the date it became a variable interest entity under FIN 46R. As the acquisition of the remaining 51% equity interest resulted only in additional intangible assets of $8.3 million, goodwill of $5.3 million and additional amortization of intangible assets of $1.6 million in fiscal 2005, correspondingly pro forma results of operations are not presented. Subsequent to the purchase date, Aspace failed to satisfy an earn-out contingency, resulting in an impairment of the acquired intangible assets and goodwill. See further discussion in Note 8 and Note 9.

ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.)

Upon completion of the change in domicile and initial exchange of ActivCard S.A. common shares into ActivCard Corp. common shares, in June 2003, the Company commenced a registered public exchange offer to acquire the minority interest in ActivCard S.A. not owned by ActivCard Corp. This public exchange offer closed on July 17, 2003 with ActivCard Corp. issuing 1,808,075 shares of its common stock to acquire approximately an additional 4.6% of the outstanding securities of ActivCard S.A. The acquisition of the ActivCard S.A. minority interest was accounted for using the purchase method of accounting. The Company recorded goodwill of $4.7 million and incurred a charge for IPR&D of $306,000 related to this transaction.

4.    Short-term Investments

Short-term investments consist of the following (in thousands):

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$134,007	$—	$(1,499)	$132,508
Corporate notes and bonds	4,961	1	(9)	4,953
Commercial paper	2,928	—	(2)	2,926

	$141,896	$1	$(1,510)	$140,387

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$191,152	$20	$(826)	$190,346
Auction rate securities	6,604	—	—	6,604

	$197,756	$20	$(826)	$196,950

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

The contractual maturities of available-for-sale debt securities as of September 30, 2005 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$93,928	$93,187
Between one year and three years	46,866	46,098
More than three years	1,102	1,102

	$141,896	$140,387

Gross realized losses were zero in fiscal 2005, $19,000 in the nine months ended September 30, 2004 and zero in the year ended December 31, 2003. Gross realized gains were zero in fiscal 2005 and in the nine months ended September 30, 2004, and $53,000 in the year ended December 31, 2003. Gross realized gains and losses are included in other income (expense), net in the consolidated statement of operations.

5.    Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Balance, beginning of period	$135	$42	$525
Amounts charged to expense	262	100	16
Reversals for amounts recovered	—	—	(8)
Amounts written off	(190)	(7)	(491)

Balance, end of period	$207	$135	$42

The following customers accounted for 10% or more of accounts receivable:

	September 30,
	2005	2004
Customer A	20%	—%
Customer B	—	12

	20%	12%

The following customers accounted for 10% or more of revenue:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Customer A	—%	10%	10%
Customer C	10	—	—
Customer D	—	—	25
Customer E	—	—	14

	10%	10%	49%

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

6.    Inventories

Inventories consist of the following (in thousands):

	September 30,
	2005	2004
Components	$472	$1,088
Finished goods	1,177	908

	$1,649	$1,996

Reserve for valuation of inventory at lower of cost or market was $707,000 and $2.7 million as of September 30, 2005 and 2004, respectively.

7.    Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2005	2004
Computers and equipment	$9,304	$8,815
Furniture and fixtures	1,733	1,886
Leasehold improvements	475	350

Property and equipment, at cost	11,512	11,051
Less accumulated depreciation	(8,396)	(7,062)

Property and equipment, net	$3,116	$3,989

8.    Other Intangible Assets

Intangible assets capitalized in acquisition during 2005 consist of the following (in thousands):

	Developed Technology		Customer Relationship
	Estimated Useful Life (Years)	Amount	Estimated Useful Life (Years)	Amount	Total
Aspace Solutions	3	$4,474	1.3	$3,856	$8,330
Protocom	4	6,878	4	661	7,539

Total		$11,352		$4,517	$15,869

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

Other intangible assets consist of the following (in thousands):

Gross Carrying Amount	September 30, 2004	Additions	Impairments	September 30, 2005
Developed technology	$8,493	$11,352	$(4,551)	$15,294
Patents	661	—	—	661
Customer relationship	487	4,517	(2,976)	2,028

Other intangible assets, at cost	9,641	15,869	(7,527)	17,983

Accumulated Amortization
Developed technology	(6,385)	(1,661)	864	(7,182)
Patents	(646)	(15)	—	(661)
Customer relationship	(324)	(1,117)	624	(817)

Total accumulated amortization	(7,355)	(2,793)	1,488	(8,660)

Other intangible assets, net	$2,286			$9,323

Amortization expense of developed technology of $1,661,000 and $449,000 is included in the cost of revenue and amortization expense of other intangible assets of $1,117,000, $43,000 and $540,000 is included in operating expenses for fiscal 2005, nine months ended September 30, 2004, and the year ended December 31, 2003, respectively.

Estimated amortization of developed technology and other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Developed Technology	Other Intangible Assets	Total
2006	$2,629	$721	$3,350
2007	2,297	187	2,484
2008	1,728	165	1,893
2009	1,456	140	1,596

	$8,110	$1,213	$9,323

The useful life of developed technology, patents, customer contracts, and trade names and trademarks varies from one to six years.

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement, resulting in the Company revising its near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, the Company determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair values, resulting in impairment charges of $3.7 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the three months ended March 31, 2005.

In September 2004, management identified that certain trademarks and trade names were not being used by the Company resulting in an impairment charge of $45,000 related to these assets.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

In June 2003, management identified indicators of impairment which resulted from changes to the Company’s strategic plans that affected the use of acquired technologies and expected revenues from certain acquired contracts. Based on the updated strategic plans and revised revenue forecast, the Company determined that the carrying value of the intangible assets exceeded their fair values, resulting in an impairment charge of $758,000 for developed and core technology, customer agreements and contracts, and trade names and trademarks in 2003.

9.    Goodwill

Changes in goodwill are as follows (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Balance, beginning of period	$19,462	$15,322
Goodwill recorded upon consolidation of Aspace (see Note 3)	—	4,140
Goodwill acquired during the period.	26,126	—
Goodwill impaired during the period.	(9,426)	—

Balance, end of period	$36,162	$19,462

In March 2005, the Company reassessed and reversed downward the near term revenue forecast for Aspace. Based on the updated revenue forecast for the Aspace reporting unit, the Company recorded a goodwill impairment charge of $9.4 million in the three months ended March 31, 2005. The enterprise value at December 1, 2005 is lower than the enterprise value as of the last impairment evaluation date of December 1, 2004, therefore, the annual evaluation can result in an impairment of goodwill charge in the quarter ending December 31, 2005.

10.    Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Balance, beginning of period	$160	$248	$43
Warranty costs incurred	(74)	(158)	(73)
Additions related to current period sales	65	38	198
Adjustments to reserve related to prior period sales	(52)	32	80

Balance, end of period	$99	$160	$248

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

11.    Restructuring Liability

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, is effective for restructurings activities initiated after December 15, 2002. All restructurings subsequent to December 15, 2002 been accounted for under SFAS No. 146.

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities and the estimated remaining restructuring liability was increased by $87,000. Cash payments for the remaining liability of $3.3 million as of September 30, 2005, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

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

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. As of September 30, 2005, the Company has recorded a total charge of $3.6 million, consisting of $3.1 million for workforce reduction, $400,000 for excess facilities, and $40,000 for the termination of the non-strategic project. All 109 employees have been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. As part of the restructuring, in September 2004, the Company vacated its Canada office and recorded a charge related to the remaining liability under the associated lease net of estimated sublease income of $855,000. Sublease income was estimated assuming current market lease rates and vacancy periods. In August 2005, the Company subleased the excess facilities and the estimated remaining restructuring liability was increased by $265,000 due to lower than estimated sublease income. Cash payments for the remaining liability of $373,000 as of September 30, 2005, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments to complete the workforce reduction have been made as of September 30, 2005.

2005 Restructuring

In April 2005, the Company implemented an organizational restructuring to eliminate 18 employees, of whom 11 were in sales and marketing, five in research and development, and two in general and administration and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction. All employees have been terminated and the cash payments related to workforce reduction have been made as of September 30, 2005.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility by September 30, 2005 and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming current market lease rates and vacancy periods. Cash payments related to workforce reduction are expected to be completed by December 31, 2005.

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring		2003 Restructuring	2004 Restructuring			2005 Restructuring		Total
	Facility Exit Costs	Workforce Reduction	Workforce Reduction	Workforce Reduction	Project Termination	Facility Exit Costs	Workforce Reduction	Facility Exit Costs
Balances, December 31, 2002	$5,077	$219	$—	$—	$—	$—	$—	$—	$5,296
Provision for restructuring expenses	111	—	1,347	—	—	—	—	—	1,458
Adjustments to accruals for changes in estimates	—	42	(3)	—	—	—	—	—	39
Cash payments	(681)	(261)	(580)	—	—	—	—	—	(1,522)
Non-cash charges	—	—	(520)	—	—	—	—	—	(520)

Balances, December 31, 2003	4,507	—	244	—	—	—	—	—	4,751

Provision for restructuring expenses	—	—	—	3,079	40	400	—	—	3,519
Adjustments to accruals for changes in estimates	10	—	—	—	—	—	—	—	10
Cash payments	(519)	—	(244)	(2,597)	(40)	—	—	—	(3,400)
Non-cash charges	—	—	—	—	—	(13)	—	—	(13)

Balances, September 30, 2004	3,998	—	—	482	—	387	—	—	4,867

Provision for restructuring expenses	—	—	—	—	—	—	1,924	206	2,130
Adjustments to accruals for changes in estimates	87	—	—	—	—	265	—	—	352
Cash payments	(795)	—	—	(495)	—	(318)	(1,568)	—	(3,176)
Impact of exchange rates	—	—	—	13	—	39	(25)	(5)	22

Balances, September 30, 2005	3,290	—	—	—	—	373	331	201	4,195

Less current portion	(557)	—	—	—	—	(120)	(331)	(201)	(1,209)

Long-term portion	$2,733	$—	$—	$—	$—	$253	$—	$—	$2,986

Remaining cash expenditures to complete the facility exit activities will be made over the remaining lives of the leases ending August 2006, June 2008, and February 2011 and reflect gross cash expenditures less estimated sublease income. The Company expects to make remaining cash payments to complete the workforce reduction by December 31, 2005.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

12.    Stockholders’ Equity

Warrants

    Director share warrant plans

From 1995 to 2002, the stockholders of the Company authorized the creation of share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Company’s Board of Directors. Shares granted under the director share warrant plans vest over four years and have a term of five years. No warrants were granted in any of the periods presented. Plan activity is as follows:

	Year Ended September 30, 2005		Nine Months Ended September 30, 2004		Year Ended December 31, 2003
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding—beginning of period	391,500	$9.37	451,500	$8.68	796,500	$9.10
Exercised	—	—	(40,000)	4.14	(251,250)	6.34
Forfeited	(10,000)	71.03	(20,000)	4.14	(93,750)	18.59

Outstanding—end of period	381,500	$7.75	391,500	$9.37	451,500	$8.68

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

Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options under these plans vest over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant.

In August 2002, the Company’s stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Under the 2002 Plan, options vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on NASDAQ on the date of grant.

In August 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, stock appreciation rights, and cash awards.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

The option plans prohibit residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant for options granted prior to 2000. For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

Activity under the Company’s stock equity plans is as follows:

	Year Ended September 30, 2005		Nine Months Ended September 30, 2004		Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of period	7,817,779	$8.73	8,378,821	$9.40	5,889,782	$9.95
Granted	932,000	5.57	2,820,982	6.69	4,050,011	8.11
Exercised	(557,357)	5.11	(219,237)	4.58	(501,895)	4.73
Forfeited	(2,288,652)	8.62	(3,162,787)	8.96	(1,059,077)	9.98

Outstanding—end of period	5,903,770	8.62	7,817,779	8.73	8,378,821	9.40

Exercisable—end of period	3,181,800	10.29	3,581,697	10.46	3,429,971	10.64

Weighted average fair value of options granted		$2.52		$2.73		$3.74

Under the 2004 Plan, 4,505,042 shares were available for future grant as of September 30, 2005. As of September 30, 2005, outstanding stock options to purchase 1,163,310 shares of common stock granted to employees were subject to French regulation and outstanding stock options and director share warrants to purchase 5,121,960 shares of common stock granted to employees and directors were subject to U.S. regulation.

Stock options and directors’ share warrants outstanding and exercisable as of September 30, 2005 are as follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
				Number	Weighted Average Exercise Price
$ 0.00	82,755	9.09	$0.00	833	$0.00
$ 1.25 - $ 5.00	637,595	3.96	4.12	404,595	3.86
$ 5.31 - $ 6.82	2,459,983	7.76	6.45	895,589	6.53
$ 7.10 - $ 8.95	1,828,437	6.98	7.90	1,004,611	7.73
$ 9.04 - $ 9.99	322,875	5.06	9.30	218,694	9.30
$ 10.89 - $ 19.75	776,125	1.96	16.81	770,978	16.85
$ 23.37 - $ 32.80	177,500	1.76	27.22	177,500	27.22

$ 0.00 - $ 32.80	6,285,270	6.14	$8.57	3,472,800	$10.09

Employee stock-based compensation expense

In 2001, the Company granted options to purchase 2,394,500 shares of the Company’s stock with a weighted average exercise price of $8.80 at less than fair market value. The options granted at less than fair market value had a weighted average fair market value of $10.43, where fair market value was determined to be the closing share price on the date of grant. The difference between the grant price and the fair market value is

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003 being amortized over the options vesting period. Employee stock-based compensation related to these options amounted to $97,000 in fiscal 2005, $75,000 in the nine months ended September 30, 2004, and $750,000 in the year ended December 31, 2003.

In June 2004, the Company issued a restricted stock award of 110,000 shares at a purchase price of $0.001 per share as an inducement grant on the hiring of its chief executive officer. Of these shares 10,000 vested in full upon the executive’s completion of one year of service measured from the date of employment while the remaining 100,000 shares vest over four years provided that certain performance measures are achieved. During the nine months ended September 30, 2004, the company expensed $132,000 related to the inducement grant as stock-based compensation. In fiscal 2005, the Company reversed $78,000 of the previously recorded charge subsequent to the cancellation of the stock award of 100,000 shares as the performance targets had not been met, resulting in a net charge of $54,000.

In November 2004, the Company’s Board of Directors issued 115,000 restricted stock units at no cost to the Company’s executive officers and directors pursuant to the 2004 Plan and in May 2005, 6,000 of these restricted stock units were canceled due to the departure of one of its executives. One-third of the restricted stock units vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. The Company expensed $266,000 related to the restricted stock units during fiscal 2005 as stock-based compensation.

Total employee stock-based compensation expense was $285,000 in fiscal 2005, $207,000 in the nine months ended September 30, 2004, and $815,000 in the year ended December 31, 2003.

13.    Income Taxes

Income taxes consist of the following (in thousands):

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	76	11	12
Deferred	—	—	—

	76	11	12

Foreign:
Current	179	33	226
Deferred	—	—	—

	179	33	226

Income taxes	$255	$44	$238

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

Loss from continuing operations before income taxes, minority interest, and other investors’ interest in Aspace Solutions Limited consists of the following (in thousands):

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Domestic	$(42,486)	$(14,411)	$(17,738)
Foreign	(5,230)	(13,357)	(12,477)

	$(47,716)	$(27,768)	$(30,215)

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to income before taxes is as follows (in thousands):

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
Federal statutory tax benefit	$(16,701)	$(9,719)	$(10,575)
Losses not benefited	15,580	11,800	8,800
Impairment of goodwill	3,299	—	—
In-process research and development	462	134	107
Foreign income taxes	375	33	226
Tax credits	(283)	—	(626)
State tax, net of federal benefit	(2,204)	(1,482)	(1,499)
Loss from equity investment in Aspace Solutions Limited	—	851	838
Non-deductible reincorporation expenses	—	—	373
Other	(273)	(1,573)	(2,594)

	$255	$44	$238

Deferred tax assets and liability consist of the following (in thousands):

	September 30, 2005	September 30, 2004
Deferred tax assets:
Net operating loss carry-forwards	$72,921	$54,940
Research and development tax credits	3,220	2,255
Timing differences in depreciation and amortization	1,479	654
Non-deductible accruals and reserves	2,855	4,763

Net deferred tax assets	80,475	62,612
Deferred tax liability: Other intangible assets	(2,900)	—

Net deferred tax assets	77,575	62,612
Valuation allowance.	(77,575)	(62,612)

Net deferred tax assets	$—	$—

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The Company recorded an increase in the valuation allowance of $15.0 million in fiscal 2005, $12.6 million in the nine months ended September 30, 2004, and $8.8 million during the year ended December 31, 2003. The valuation allowance at September 30, 2005 includes $177,000 related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

As of September 30, 2005, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration
United States – Federal	$78,700	2010 to 2025
United States – State	47,700	2006 to 2015
France	79,700	No expiration
Canada	12,500	2006 to 2012
Australia	19,200	No expiration
Singapore	4,300	No expiration
Germany	2,000	2006 to 2010

As of September 30, 2005 the Company had federal and State of California research and development tax credit carry-forwards of approximately $1.1 million and $1.4 million, respectively. The federal research and development tax credits will expire at various dates beginning in 2006. The State of California research and development tax credits have no expiration date.

Net operating loss carry-forwards can only be used by the legal entity generating the operating losses. The extent to which loss carry-forwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes as defined by federal and various state and foreign jurisdictions. These limitations may result in the expiration of net operating losses and tax credits before utilization.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

14.    Net Loss per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Numerator:
Loss from continuing operations	$(47,926)	$(27,407)	$(29,709)
Loss from discontinued operations	—	—	(70)

Net loss	$(47,926)	$(27,407)	$(29,779)

Denominator:
Weighted average number of shares outstanding	43,361	42,251	41,120

Basic and diluted loss per common share:
Continuing operations	$(1.11)	$(0.65)	$(0.72)
Discontinued operations	—	—	—

Net loss	$(1.11)	$(0.65)	$(0.72)

For the above mentioned periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents excluded from the calculation of diluted net loss per share were 543,515 in fiscal 2005, 439,950 in the nine months ended September 30, 2004 and 1,035,872 in the year ended December 31, 2003, related to options outstanding and restricted shares issued in acquisitions.

15.    Employee Retirement Plans

French law requires payment of a lump sum retirement indemnity to all employees based upon years of service and compensation at retirement, though benefits do not vest prior to retirement. At September 30, 2005 and 2004 liability of $62,000 and $74,000, respectively, was recorded for the benefit.

The Company has a 401(k) profit sharing plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in any of the periods presented.

In October 2001, the Company implemented a non-qualified deferred compensation plan which allowed eligible U.S. employees to elect to defer for personal tax purposes, on an annual basis, up to 90% of their total earnings. Amounts deferred were invested by the Company in investment embedded funds within a variable life insurance policy. The employee designated the investment of amounts withheld and was entitled to receive the amounts deferred, net of investment gains and losses, upon termination, retirement, death, disability or, under certain circumstances, based on pre-scheduled withdrawals. Amounts withheld and deferred for eligible employees under the Company’s deferred compensation plan were $43,000 in fiscal 2005, $162,000 in nine

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003 months ended September 30, 2004, and $232,000 in the year ended December 31, 2003. The amounts withheld and deferred were included in operating expenses as salary expense in the period withheld. During fiscal 2005, the plan was terminated and the plan assets were distributed to the participants. At September 30, 2004, total assets related to the plan amounted to $715,000 and were classified as restricted investments in the consolidated balance sheet.

16.    Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from 3 and 10 years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,
2006	$3,911
2007	2,699
2008	2,730
2009	2,707
2010	2,772
Thereafter	1,121

Total minimum lease payments	$15,940

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses (see Note 11).

Rent expense under all operating leases was $3.6 million in fiscal 2005, $2.2 million in the nine months ended September 30, 2004, and $3.2 million in the year ended December 31, 2003.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2005 or 2004.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003 liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2005 or 2004.

17.    Segment Information

The Company operates in one operating segment of Digital Identity Solutions. Accordingly, the Company is disclosing information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe(2)	Asia Pacific	Total
2005:
Total revenue	$22,343	$18,127	$1,686	$42,156
Loss from operations	(15,834)	(34,619)	(914)	(51,367)
Goodwill	8,698	6,550	20,914	36,162
Long-lived assets	2,435	3,039	7,722	13,196
Total assets	165,249	17,610	32,488	215,347
Capital expenditures	306	444	48	798
Depreciation and amortization	805	1,035	46	1,886

2004:
Total revenue	$12,538	$11,984	$2,388	$26,910
Loss from operations	(16,743)	(11,258)	(571)	(28,572)
Goodwill	8,698	10,657	107	19,462
Long-lived assets	3,722	3,874	194	7,790
Total assets	224,470	23,524	3,092	251,086
Capital expenditures	600	431	11	1,042
Depreciation and amortization	766	1,113	52	1,931

2003:
Total revenue	$21,855	$14,648	$1,759	$38,262
Loss from operations	(19,063)	(11,646)	(1,255)	(31,964)
Goodwill	8,698	6,517	107	15,322
Long-lived assets	3,965	9,271	247	13,483
Total assets	239,977	24,839	2,285	267,101
Capital expenditures	484	773	217	1,474
Depreciation and amortization	1,820	1,079	111	3,010

(2)	The European geographic area includes goodwill impairment charge of $9.4 million and the impairment of acquired intangible assets of $6.0 million in the year ended September 30, 2005.

18.    Related Party Transactions

During fiscal 2005 subsequent to the acquisition of Protocom on August 5, 2005, the Company paid AUD 54,232 or approximately $42,000 in rent to a company controlled by Jason Hart, for certain properties rented by the Company in Australia. The monthly rent for these properties is AUD 27,000. Mr. Hart is a director and Senior Vice President, Sales and Marketing of the Company.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

There were no transactions with related parties in the nine months ended September 30, 2004.

The Company made purchases totaling approximately $2.9 million in the year ended December 31, 2003, from SCM Microsystems, Inc. (SCM), a manufacturer of smart card readers. Although SCM was not a single-source supplier to the Company of specific products, the companies shared the services of Steven Humphreys. Mr. Humphreys was the Chairman and Chief Executive Officer of the Company until September 30, 2003 and is the Chairman of SCM’s Board of Directors. Mr. Humphreys was not compensated for the transactions between the two companies.

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

20.    Discontinued Operations

In February 2003, the Company entered into an agreement with VeriSign, Inc. for the disposition of the assets and certain liabilities of its hosting operations. The results of operations of the hosting activities to March 14, 2003, the effective date of the agreement with VeriSign, Inc. have been included in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. The results of the discontinued operations comprised of $76,000 in revenue and $70,000 in net operating loss.

21.    Derivative Financial Instruments

Foreign exchange gains and losses reported on the consolidated statements of operations resulted from the translation of assets and liabilities denominated in a non-functional currency into the functional currency of the legal entity that held the asset and/or liability. In 2003, the Company utilized a foreign exchange hedging program to mitigate transaction gains and losses resulting from such exchange rate fluctuations on assets and liabilities held by subsidiaries that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability. To achieve this objective, the Company entered into various short-term foreign currency forward contracts that were accounted for as fair value hedging instruments to offset these foreign exchange transaction gains and losses. The Company did not enter into any hedging transactions in 2004 and 2005.

Foreign exchange gains and losses attributable to fair value hedging instruments reduce the foreign exchange gains and losses in the consolidated statements of operations. Foreign exchange losses from the fair value hedges were $301,000 in the year ended December 31, 2003.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Year ended September 30, 2005, nine months ended September 30, 2004, and year ended December 31, 2003

22.    Quarterly Results of Operations (Unaudited)

A summary of quarterly financial information for each of the last two fiscal years is as follows. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(In thousands, except per share amounts)
Total revenue	$9,410	$12,035	$9,156	$11,555	$10,116	$9,491	$7,303
Cost of revenue	3,912	3,306	8,004	3,944	4,015	4,293	3,127
Gross margin	5,498	8,729	1,152	7,611	6,101	5,198	4,176
Loss from operations	(11,078)	(5,965)	(26,084)	(8,240)	(9,713)	(9,949)	(8,910)
Net loss	(10,106)	(5,625)	(25,407)	(6,788)	(8,268)	(10,063)	(9,076)
Basic and diluted net loss per share(3)	$(0.23)	$(0.13)	$(0.58)	$(0.16)	$(0.20)	$(0.24)	$(0.22)

(3)	The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total period due to the effects of rounding.

During the audit of the financial statements for fiscal 2005, it was determined that the amounts presented for total employee stock-based compensation expense determined under fair value based method for all awards were presented in error in previously issued 2004 and 2005 financial statements. The error resulted from recording reductions in stock-based compensation expense for forfeitures of options that were vested in a prior period. The information above presents the corrected information for all periods.

A summary of quarterly pro forma results is as follows:

	Three Months Ended
	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	(In thousands, except per share amounts)
As restated:
Total employee stock-based compensation expense determined under fair value based method for all awards	$(1,124)	$(1,213)	$(1,139)	$(1,666)	$(1,975)	$(2,154)	$(1,579)

Pro forma net loss	$(11,146)	$(6,749)	$(26,712)	$(8,176)	$(10,187)	$(12,127)	$(10,594)

Basic and diluted net loss per share, pro forma	$(0.25)	$(0.15)	$(0.61)	$(0.19)	$(0.24)	$(0.29)	$(0.25)

As previously reported:
Total employee stock-based compensation expense determined under fair value based method for all awards	$(1,085)	$(449)	$(762)	$4,897	$(1,657)	$(522)	$(204)

Pro forma net loss	$(11,107)	$(5,985)	$(26,335)	$(1,613)	$(9,869)	$(10,495)	$(9,219)

Basic and diluted net loss per share, pro forma	$(0.25)	$(0.14)	$(0.61)	$(0.04)	$(0.23)	$(0.25)	$(0.22)