Form 10-Q
period 2005-12-31
ACTIVCARD CORP
filed 2006-02-14
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2006, the Registrant had outstanding 45,539,132 shares of Common Stock.

ACTIVCARD CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2005

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTIVCARD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	September 30, 2005(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,565	$13,167
Short-term investments	133,474	140,387
Accounts receivable, net of allowance for doubtful accounts	8,986	7,156
Inventories	1,368	1,649
Prepaid expenses and other current assets	2,935	3,630

Total current assets	158,328	165,989
Property and equipment, net	2,856	3,116
Other intangible assets, net	8,386	9,323
Other long-term assets	1,041	757
Goodwill	36,162	36,162

Total assets	$206,773	$215,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,407	$1,696
Accrued compensation and related benefits	5,182	6,071
Current portion of accrual for restructuring liability	1,145	1,209
Accrued and other current liabilities	3,303	5,213
Current portion of deferred revenue	8,090	6,580

Total current liabilities	20,127	20,769
Long-term deferred revenue, net of current portion	1,241	1,877
Long-term portion of accrual for restructuring liability, net of current portion	2,704	2,986
Long-term deferred rent	1,033	1,056

Total liabilities	25,105	26,688

Minority interest	1,210	1,240

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,672,252 and 45,595,618 issued and outstanding at December 31, 2005 and September 30, 2005, respectively	46	46
Additional paid-in capital	417,985	417,763
Deferred employee stock-based compensation	—	(615)
Accumulated deficit	(223,317)	(214,731)
Accumulated other comprehensive loss	(14,256)	(15,044)

Total stockholders’ equity	180,458	187,419

Total liabilities and stockholders’ equity	$206,773	$215,347

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Revenue:
Software	$5,181	$5,681
Hardware	2,935	3,845
Maintenance and support	3,356	2,029

	11,472	11,555

Cost of revenue:
Software	1,009	957
Hardware	1,768	2,088
Maintenance and support	896	643
Amortization of acquired developed technology	663	256

	4,336	3,944

Gross profit	7,136	7,611

Operating expenses:
Sales and marketing	6,574	7,648
Research and development	4,756	4,750
General and administration	3,934	2,901
Restructuring expense	532	—
Amortization of acquired intangible assets	274	15
In-process research and development	—	537

Total operating expenses	16,070	15,851

Loss from operations	(8,934)	(8,240)

Other income (expenses):
Interest income, net	1,035	1,076
Other income (expense), net	(700)	353

Total other income, net	335	1,429

Loss before income taxes and minority interest	(8,599)	(6,811)
Income taxes	(20)	(2)
Minority interest	33	25

Net loss	$(8,586)	$(6,788)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	$142	$(602)
Foreign currency translation gain (loss)	646	(482)

Comprehensive loss	$(7,798)	$(7,872)

Basic and diluted net loss per common share	$(0.19)	$(0.16)

Shares used to compute basic and diluted net loss per share	45,140	42,682

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss from operations	$(8,586)	$(6,788)
Adjustments to reconcile net loss from operations to net cash used in operations:
Depreciation and amortization	418	535
Amortization of acquired developed technology	663	256
Amortization of acquired intangible assets	274	15
Stock-based compensation	768	278
In-process research and development	—	537
Loss on disposal of property and equipment	45	9
Minority interest in ActivCard S.A.	(33)	(25)
Changes in:
Accounts receivable	(1,909)	(518)
Inventories	255	13
Prepaid expenses and other current assets	687	672
Accounts payable	738	(970)
Accrued compensation and related benefits	(800)	(1,035)
Accrual for restructuring liability	(328)	(506)
Accrued and other current liabilities	(1,088)	165
Deferred revenue	945	(2,374)
Deferred rent	(5)	13

Cash used in operating activities	(7,956)	(9,723)

Cash flows from investing activities:
Purchases of property and equipment	(238)	(259)
Purchases of short-term investments	(25,228)	(6,800)
Proceeds from sale or maturities of short-term investments	32,265	17,730
Cash used in acquisitions	(784)	(4,897)
Acquisition of ActivCard S.A. minority interest	—	(14)
Other long-term assets	(286)	(8)

Cash provided by investing activities	5,729	5,752

Cash flows from financing activities:
Proceeds from exercise of stock options, rights, and warrants	68	2,028
Repayment of short-term debt	—	(1,658)

Cash provided by financing activities	68	370

Effect of exchange rate changes	557	(325)

Net decrease in cash and cash equivalents	(1,602)	(3,926)
Cash and cash equivalents, beginning of period	13,167	17,113

Cash and cash equivalents, end of period	$11,565	$13,187

Supplemental disclosures:
Cash paid for interest	$—	$53
Cash paid for income taxes	177	—
Non-cash financing activities:
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$—	$5,109

See accompanying notes to consolidated financial statements.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

ActivCard Corp. d/b/a ActivIdentity (the Company) develops and markets digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. In November 2005, the Company announced that it would begin conducting business as ActivIdentity to reflect its new focus on digital identity assurance. The Company intends to seek stockholder approval at its 2006 Meeting of Stockholders to be held on February 27, 2006 to formally change its name. Until that time, the Company is conducting business under the ActivIdentity name and has changed the names of its principal operating subsidiaries in the United States, to ActivIdentity, Inc., in Australia to ActivIdentity (Australia) Pty. Ltd., and in France to ActivIdentity Europe S.A.

2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of Protocom Development Systems Pty. Ltd. are included from the closing date of its acquisition of August 5, 2005. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2006.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Reclassifications—The Company has made the following reclassifications of prior period balances and expenses to conform to the current period’s presentation.

•	The Company has reclassified auction rate securities of $4.6 million and $1.4 million in the consolidated statement of cash flows as of September 30, 2004 and December 30, 2004, respectively from cash and cash equivalents to short-term investments. These reclassifications resulted in $3.7 million increase in cash provided by investing activities after the past cash flow presentation was modified to give effect to the purchases, sales and maturities of such securities;

•	The Company has reclassified $64,000 from long-term deferred rent to accrued and other current liabilities at September 30, 2005;

•	The Company has reclassified $256,000 for the three months ended December 31, 2004 from amortization of acquired intangibles to amortization of acquired developed technology;

•	The Company has reclassified $746,000 for the three months ended December 31, 2004 from sales and marketing expense to research and development expense; and

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company has reclassified $157,000 for the three months ended December 31, 2004 from research and development expense to general and administration expense.

These reclassifications had no effect on reported revenues, net loss, net loss per share, or stockholders’ equity.

3. Stock-Based Compensation

Equity Compensation Plans

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

Stock Option Plans

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

Restricted stock units

In June 2004, the Company issued a restricted stock award of 110,000 shares at a purchase price of $0.001 per share as an inducement grant on the hiring of its chief executive officer. Of these shares 10,000 vested in full upon the executive’s completion of one year of service measured from the date of employment while the remaining 100,000 shares vest over four years provided that certain performance measures are achieved. In fiscal

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, the Company cancelled the stock award of 100,000 shares as the performance targets had not been met, resulting in a net charge of $54,000.

The Company’s Board of Directors issued 50,000 and 115,000 restricted stock units at no cost to the Company’s executive officers and directors pursuant to the 2004 Plan in November 2005 and 2004, respectively. One-third of the restricted stock units vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months.

Stock-based compensation expense

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended December 31, 2005, of approximately 24% was based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended December 31, 2005. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations are based on the following average assumptions:

Three Months Ended December 31, 2005
Risk-free interest rate	4.56%
Expected volatility	52.0%
Expected life (years)	5.2

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three months ended December 31, 2005 which was allocated as follows (in thousands):

Three Months Ended December 31, 2005
Cost of sales—software	$25
Cost of sales—hardware	5
Cost of sales—support and maintenance	16

Stock-based compensation expense included in cost of sales	46

Research and development	197
Sales and marketing	121
General and administrative	404

Stock-based compensation expense included in operating expenses	722

Stock-based compensation expense related to employee stock options	$768

The table below reflects net income and basic and diluted net income per share for the three months ended December 31, 2005 compared with the pro forma information for the three months ended December 31, 2004 as follows (in thousands except per-share amounts):

	Three Months Ended
	December 31, 2005	December 31, 2004
Net loss—as reported for the prior period (1)	N/A	$(6,788)
Stock-based compensation expense related to employee stock options (2)	(768)	(1,388)

Net loss, including the effect of stock-based compensation expense (3)	$(8,586)	$(8,176)

Basic and diluted net income per share—as reported for the prior period (1)		$(0.16)

Basic and diluted net income per share, including the effect of stock-based compensation expense (3)	$(0.19)	$(0.19)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option and warrant activity under the Company’s stock equity plans during the three months ended December 31, 2005 is as follows:

Options	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2005	6,203	$8.68
Granted	1,005	3.45
Exercised	(41)	1.67
Cancelled	(394)	9.32

Outstanding at December 31, 2005	6,773	$7.91	6.70	$128

Exercisable at December 31, 2005	3,464	$9.94	4.53	$36

A summary of the status of the Company’s restricted stock units as of September 30, 2005 and changed during the three months ended December 31, 2005 is as follows:

Nonvested Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2005	82	7.89
Granted	50	3.34
Vested	(26)	7.20
Cancelled	(4)	7.83

Nonvested at December 31, 2005	102	5.92

The following table summarizes significant ranges of outstanding and exercisable options and warrants as of December 31, 2005.

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number (in Thousands)	Weighted Average Exercise Price
$1.67-5.00	1,566	8.01	$3.73	346	$4.10
$5.31-6.82	2,341	7.72	6.45	972	6.53
$7.10-8.95	1,683	6.87	7.9	1,027	7.73
$9.04-9.99	301	4.99	9.29	237	9.26
$10.89-19.75	706	1.98	16.63	706	16.63
$23.37-32.80	176	1.76	27.25	176	27.25

$1.67-32.80	6,773	6.70	$7.91	3,464	$9.94

The total intrinsic value of options, warrants and restricted stock units exercised during the three months ended December 31, 2005 was approximately $155,000. The fair value of options, warrants and restricted stock units vested was approximately $991,000 for the three months ended December 31, 2005. As of December 31, 2005, total unrecognized compensation costs related to nonvested stock options was $6.2 million, which is expected to be recognized as expense over a weighted average period of approximately 2.16 years.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations were based on the following weighted-average assumptions:

Three Months Ended December 31, 2004
Risk-free interest rate	3.3%
Expected volatility	45%
Expected life (years)	4.0

Pro forma results are as follows (in thousands, except per share amounts):

Three Months Ended December 31, 2004
Net loss, as reported	$(6,788)
Add: Employee stock-based compensation expense included in reported net loss	278
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,666)

Pro forma net loss	$(8,176)

Basic and diluted net loss per share, as reported	$(0.16)

Basic and diluted net loss per share, pro forma	$(0.19)

Shares used to compute basic and diluted loss per share	42,682

4. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2005	207
Amounts charged to expense	187
Impact of exchange rate	18

Balance, December 31, 2005	$412

Two customers accounted for 10% or more of accounts receivable as of December 31, 2005. One customer accounted for 20% of accounts receivable as of September 30, 2005.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended December 31,
	2005	2004
Customer A	10%	—
Customer B	10%	—
Customer C	—	19%
Customer D	—	10%

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2005	September 30, 2005
Components	$541	$472
Finished goods	827	1,177

	$1,368	$1,649

6. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$15,294	$7,845	$7,449
Customer relationships	2,028	1,091	937
Patents	661	661	—

	$17,983	$9,597	$8,386

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$15,294	$7,182	$8,112
Customer relationships	2,028	817	1,211
Patents	661	661	—

	$17,983	$8,660	$9,323

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired Developed Technology	Customer Relationships	Patents
2006 (remaining 9 months)	$1,951	$445	$—
2007	2,282	187	—
2008	1,714	165	—
2009	1,502	140	—

	$7,449	$937	$—

7. Goodwill

There were no changes to goodwill during the three months ended December 31, 2005. Based on the results of its annual impairment test in accordance with SFAS No. 142, the Company determined that no impairment on the carrying value of its goodwill of $36.2 million existed as of December 1, 2005. The Company’s market capitalization was lower than its net book value on the date of the evaluation. However, the impairment

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessment included an analysis of discounted future cash flows which management believes to be an important factor in the determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain assumptions on revenue growth and operating expense levels. Since these financial assumptions are subject to variability, the Company may need to perform a similar analysis prior to the annual test, which could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of December 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

8. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2005	99
Warranty costs incurred	(3)
Additions related to current period sales	23
Impact of exchange rates	(1)

Balance, December 31, 2005	$118

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

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities and the estimated remaining restructuring liability was increased by $87,000. Cash payments for the remaining liability of $3.1 million as of December 31, 2005, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. As of December 31, 2005, the Company has recorded a total charge of $3.6 million, consisting of $3.1 million for workforce reduction, $400,000 for excess facilities, and $40,000 for the termination

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the non-strategic project. All 109 employees had been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. As part of the restructuring, in September 2004, the Company vacated its Canada office and recorded a charge related to the remaining liability under the associated lease net of estimated sublease income of $855,000. Sublease income was estimated assuming then current market lease rates and vacancy periods. In August 2005, the Company subleased the excess facilities and the estimated remaining restructuring liability was increased by $265,000 due to lower than estimated sublease income. Cash payments for the remaining liability of $291,000 as of December 31, 2005, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction have been made as of December 31, 2005.

2005 Restructuring

In April 2005, the Company implemented an organizational restructuring to eliminate 18 employees, of whom 11 were in sales and marketing, five in research and development, and two in general and administration functions and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction. All employees have been terminated and the cash payments related to workforce reduction have been made as of December 31, 2005.

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility by September 30, 2005 and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming current market lease rates and vacancy periods. Cash payments related to workforce reduction are expected to be completed by March 31, 2006.

2006 Restructuring

In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions and recorded a restructuring charge of $532,000 for workforce reduction. All 12 employees had been notified at December 31, 2005 that their employment would be terminated. As of December 31, 2005, one of these employees had been terminated. Cash payments related to the workforce reduction are expected to be completed by March 31, 2006.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring		2005 Restructuring		2006 Restructuring
	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Workforce Reduction	Total
Balances, September 30, 2004	$3,998	$482	$387	$—	$—	$—	$4,867
Provision for restructuring expenses	—	—	—	1,924	206	—	2,130
Adjustments to accruals for changes in estimates	87	—	265	—	—	—	352
Cash payments	(795)	(495)	(318)	(1,568)	—	—	(3,176)
Impact of exchange rates	—	13	39	(25)	(5)	—	22

Balances, September 30, 2005	3,290	—	373	331	201	—	4,195
Provision for restructuring expenses	—	—	—	—	—	532	532
Cash payments	(191)	—	(80)	(248)	(54)	(294)	(867)
Impact of exchange rates	—	—	(2)	(1)	(5)	(3)	(11)

Balances, December 31, 2005	3,099	—	291	82	142	235	3,849
Less current portion	(546)	—	(140)	(82)	(142)	(235)	(1,145)

Long-term portion	$2,553	$—	$151	$—	$—	$—	$2,704

10. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2005	2004
Numerator:
Net loss	$(8,586)	$(6,788)

Denominator:
Weighted average number of shares outstanding	45,140	42,682

Basic and diluted net loss per share	$(0.19)	$(0.16)

For the above mentioned periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 560,666 and 1,175,481 in the three months ended December 31, 2005 and 2004, respectively.

ACTIVCARD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Contingencies

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivCard product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2005 or September 30, 2005.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at December 31, 2005 or September 30, 2005.

12. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended December 31, 2005
Total revenue	$5,277	$5,392	$803	$11,472
Loss from operations	(4,697)	(2,596)	(1,641)	(8,934)
Capital expenditures	61	74	103	238
Depreciation and amortization	188	157	73	418
Three months ended December 31, 2004
Total revenue	6,214	4,660	681	11,555
Income (loss) from operations	(4,027)	(4,297)	84	(8,240)
Capital expenditures	112	147	—	259
Depreciation and amortization	217	318	—	535
December 31, 2005
Goodwill	8,699	6,550	20,913	36,162
Long-lived assets	2,546	2,478	7,259	12,283
Total assets	158,073	18,638	30,062	206,773
September 30, 2005
Goodwill	8,699	6,550	20,913	36,162
Long-lived assets	2,435	3,039	7,722	13,196
Total assets	165,249	17,610	32,488	215,347

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Factors” and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

In November 2005, we announced that we would begin conducting business as ActivIdentity to reflect our new focus on digital identity assurance. We intend to seek stockholder approval at our 2006 annual meeting of stockholders to be held on February 27, 2006 to formally change our name. Until that time, we are conducting business under the ActivIdentity name and have changed the names of our principal operating subsidiaries in the United States to ActivIdentity, Inc., in Australia to ActivIdentity (Australia) Pty. Ltd., and in France to ActivIdentity Europe S. A.

Significant events

Our financial results for the three months ended December 31, 2005 and 2004, respectively, were affected by certain significant events that should be considered in comparing the periods presented.

Restructurings

We have restructured and re-aligned portions of our business in December 2005, July 2005, April 2005, March 2004, March 2003 and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses. We recorded a charge of $532,000 related to the 2006 restructuring in the three months ended December 31, 2005. We will be required to pay certain of these restructuring liabilities over the remaining term of the restructured facilities ending February 2011.

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

Protocom Development Systems Pty. Ltd.

On August 5, 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom), for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, we are required to issue up to an additional 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006. Our consolidated financial statements include results of operations of Protocom from the closing date of acquisition of August 5, 2005.

Results of operations

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 30,		Percentage Change
	2005	2004
Software	$5,181	$5,681	-9%
Hardware	2,935	3,845	-24
Maintenance and support	3,356	2,029	65

	$11,472	$11,555	-1%

The decrease in software revenue of 9% to $5.2 million in the three months ended December 31, 2005 compared to $5.7 million in the three months ended December 30, 2004 was primarily due to a decrease in sales of our software products by various departments of the U.S. government offset by an increase in the professional services revenue associated with software projects and the inclusion of Protocom’s enterprise software revenue.

Hardware revenue is comprised of tokens, readers, and smart cards. The decrease in hardware revenue of 24% to $2.9 million in the three months ended December 31, 2005 compared to $3.8 million in the three months ended December 31, 2004 was primarily due to a decrease in shipments of smart cards and readers and lower average selling prices of tokens partially offset by higher token sales volume in Europe.

Maintenance and support revenue consists of maintenance, training, and consulting. The increase in maintenance and support revenue of 65% in the three months ended December 31, 2005 compared to the three months ended December 31, 2004 is primarily due to maintenance contract renewals from a growing installed base of customers and the inclusion of approximately $700,000 of Protocom maintenance revenue subsequent to its acquisition during the fourth quarter of fiscal 2005.

Revenue by geography as a percentage of total revenue, is as follows:

	Three Months Ended December 31,
	2005	2004
North America	46%	54%
Europe	47	40
Asia Pacific	7	6

	100%	100%

The decrease in revenue in North America in the three months ended December 31, 2005 compared to the three months ended December 31, 2004 is primarily a result of decreased sales to the U.S. government, partially offset by an increase in maintenance and support revenues. European revenues in 2005 were higher than 2004 due to large financial sector orders of tokens in the three months ended December 31, 2005.

Hardware and software revenue by customer type as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended December 31,
	2005	2004
Enterprise	57%	40%
Financial	27	14
Government	16	46

	100%	100%

Revenue from the financial sector increased slightly in the three month period ended December 31, 2005 compared to the three month period ended December 31, 2004 due to an increased level of token shipments. The increase in the enterprise section was mainly attributable to inclusion of Protocom’s software licensing and maintenance and support revenue. Revenue from the government sector declined in the three month period ended December 31, 2005 compared to the three month period ended December 31, 2004 as a result of the lack of significant new orders from the U.S. Government due to the timing, funding and execution uncertainty surrounding the Homeland Security Presidential Directive #12 and the seasonal nature of purchases by government agencies. Additionally, the first quarter of 2004 had a significant non-recurring order from the U.S. Government.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Percentage Change
	2005	2004
Cost of software revenue	$1,009	$957	5%
As a percentage of software revenue	19%	17%
Cost of hardware revenue	$1,768	$2,088	-15%
As a percentage of hardware revenue	60%	54%
Cost of maintenance and support revenue	$896	$643	40%
As a percentage of maintenance and support revenue	27%	32%
Amortization and impairment of developed technology	$663	$256	159%

Total cost of revenue	$4,336	$3,944	10%

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and customization services. Cost of software revenue as a percentage of related software revenue increased to 19% in the three months ended December 31, 2005 from 17% in the three months ended December 31, 2004. The fluctuation in the cost of software revenue as a percentage of software revenue resulted primarily from fluctuations in sales of non-customized software products.

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to warranty reserves and inventory. Our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers, and, accordingly, have lower margins, compared to tokens that are manufactured for us by contract manufacturers and yield higher gross margins. Cost of hardware revenue as a percentage of related hardware revenue increased to 60% in the three months ended December 31, 2005 from 54% in the three months ended December 31, 2004 primarily due to lower average selling price of tokens.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue decreased to 27% in the three months ended December 31, 2005 from 32% in the three months ended December 31, 2004. The decrease is primarily due to an increase in maintenance and support revenue from a growing installed base achieving certain economies of scale with our related cost base.

Amortization and impairment of acquired developed technology

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions. Amortization increased to $663,000 in the three months ended December 31, 2005 from $256,000 in the three months ended December 31, 2004 primarily due to the additional amortization of technology capitalized as part of the acquisitions of Aspace and Protocom.

Operating expenses

A substantial proportion of our operating expenses are comprised of personnel costs, facilities, and associated information technology costs to support our personnel, and are generally fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2005	2004
Sales and marketing	$6,574	$7,648
Percentage change from comparable period	-14%
As a percentage of total revenue	57%	66%
Headcount at December 31	113 (1)	109	(1)

(1)	Excludes 20 and 9 customer support employees at December 31, 2005 and 2004, respectively.

Sales and marketing expenses decreased $1.0 million or 14% in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The decrease resulted principally from $811,000 reduction in commissions during the quarter ended December 31, 2005 and lower salaries and related costs due to our 2005 restructurings and is partially offset by $110,000 increase in stock-based compensation expense subsequent to our adoption of SFAS 123(R).

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2005	2004
Research and development	$4,756	$4,750
Percentage change from comparable period	0%
As a percentage of total revenue	41%	41%
Headcount at December 31	134	126

Research and development expenses were relatively constant in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The slight increase was due to $181,000 higher stock-based compensation subsequent to our adoption of SFAS 123(R) offset by lower expenses as a result of our 2005 restructuring.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2005	2004
General and administrative	$3,934	$2,901
Percentage change from comparable period	36%
As a percentage of total revenue	34%	25%
Headcount at December 31	36	41

General and administrative expenses increased $1.0 million or 36% in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase in absolute dollars resulted primarily from $153,000 increase in stock-based compensation subsequent to our adoption of SFAS 123(R) and $600,000 increase in costs associated with Sarbanes-Oxley Act compliance partially offset by lower legal expenses during the quarter ended December 31, 2005 when compared to prior year. On an annual basis we expect that our Sarbanes-Oxley Act compliance costs will remain relatively constant in fiscal 2006.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three months ended December 31, 2005 we recorded a net restructuring charge of $532,000 for severance, benefits and other costs related to a reduction in headcount, associated with the December 2005 restructuring. No such charges were recorded during the first quarter of 2004.

Though we do not expect to incur any significant additional charges related to our previous restructurings, a change in the estimated sublease income from or time required to sublease our exited facilities or any other changes could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization increased to $274,000 in the three months ended December 31, 2005, from $15,000 in the three months ended December 31, 2004 primarily due to the additional amortization of intangible assets capitalized as part of the acquisition of Aspace and Protocom.

In-process research and development

No in-process research and development charges were recorded in the three months ended December 31, 2005. In the three months ended December 30, 2004, a total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the uniqueness of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

Other income (expenses)

Other income (expense) consists of interest income on our cash, cash equivalents, and short-term investments, gains or losses on foreign exchange transactions, and mark-to-market adjustments on our deferred compensation plan assets. Interest income, net, decreased slightly to $1.0 million in the three months ended December 31, 2005 compared to $1.1 million in the three months ended December 31, 2004, primarily due to a decrease in our short-term investments partially offset by higher average yield earned on our short-term investment portfolio. Other expense, net, of $700,000 for the three months ended December 30, 2005 and other income, net, of $353,000 for the three months ended December 30, 2004 is comprised primarily of foreign exchange losses and gains, respectively

Income taxes

Income taxes in all periods represent minimum taxes payable in various jurisdictions. Income tax expenses were $20,000 and $2,000 in the three months ended December 31, 2005 and 2004, respectively. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not currently consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

Minority interest expense was $33,000 and $25,000 in the three months ended December 30, 2005 and 2004, respectively, representing the minority interest share in the consolidated net income of ActivCard S.A. During the three months ended December 31, 2004, we repurchased 1,500 shares of ActivCard S.A. common stock for total consideration of approximately $14,000.

Liquidity and capital resources

As of December 31, 2005, we had cash, cash equivalents, and short-term investments of $145.0 million, a decrease of $8.5 million from September 30, 2005, primarily due to the use of $8.0 million in operating activities.

Cash used in operations was $8.0 million in the three months ended December 31, 2005 compared to $9.7 million in the three months ended December 31, 2004. In the three months ended December 31, 2005, our net loss was $8.6 million, including non-cash charges totaling $2.1 million, primarily related to depreciation and amortization and employee stock-based compensation. Contributing to the use of cash was an increase in accounts receivable of $1.9 million, and a decrease in liabilities of $1.5 million, primarily related to accrued compensation. In the three months ended December 31, 2004, our net loss was $6.8 million, including non-cash charges totaling $1.6 million, primarily related to depreciation and amortization and in-process research and development related to our acquisition of the remaining 51% equity interest of Aspace. An increase in accounts receivable of $518,000, decrease in deferred revenue of $2.4 million and liabilities of $2.3 million were the primary uses of cash. Decreases in assets provided cash during the period.

Investing activities in the three months ended December 31, 2005 generated net cash of $5.7 million from the proceeds of sales or maturities of short-term investments of $32.3 million offset by use of cash of $25.2 million for the purchases of short-term investments and $784,000 for acquisition related expenses. Investing activities generated net cash of $5.8 million in the three months ended December 31, 2004 primarily from the proceeds of sales or maturities of short-term investments of $17.7 million offset by use of cash of $6.8 million for the purchases of short-term investments and acquisition of the remaining 51% equity interest of

Aspace of $4.9 million. Purchases of property and equipment used $238,000 and $259,000 of cash in the three months ended December 31, 2005 and 2004, respectively.

Financing activities provided net cash of $68,000 in the three months ended December 31, 2005 from the issuance of common stock from the exercise of stock options, rights, and warrants. Financing activities provided cash of $370,000 in the three months ended December 31, 2004, primarily from the issuance of common stock upon the exercise of stock options, rights, and warrants of $2.0 million offset by the repayment of short-term borrowings of $1.7 million.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual cash obligations	Total	Less than 1 Year (1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases (2)	$14,905	$2,877	$5,428	$5,479	$1,121

(1)	Represents remaining nine months of fiscal year.
(2)	Operating lease payments are exclusive of expected sublease income.

We will be required to issue up to 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and estimates and judgments routinely require adjustments, therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Doubtful Accounts—We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Inventory Valuation—We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets—We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•

Other Intangible Assets—We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. When we conduct our annual evaluation of other intangible assets as of December 1, or if in the interim impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in fiscal years 2005, 2004 and 2003. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

•	Goodwill—Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at December 1, 2006 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the annual evaluation could result in an impairment of goodwill charge in the quarter ending December 31, 2006 or before that date if any interim impairment indicators are present.

•	Restructuring Expense—In connection with our restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. We have recorded additional charges associated with the change in our estimate for future sublease income in fiscal 2005 and the nine months ended September 30, 2004.

•	Sales Warranty Reserve—We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

•	Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price.

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

We have not achieved profitability on an operating basis and we expect to incur operating losses for at least the next twelve months. In fiscal 2005 and the three months ended December 31, 2005, we incurred losses of approximately $47.9 million and $8.6 million, respectively. As of December 31, 2005, our accumulated deficit was $223.3 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

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

We instituted cost-cutting measures as recently as December, April and July 2005 with a planned reduction of approximately 4%, 10% and 13% of our total workforce, respectively, and incurred an aggregate restructuring charge of $2.5 million in fiscal 2005 and $532,000 in the three months ended December 31, 2005. The restructuring plan includes the relocation of certain operations and key personnel. If these key personnel are unwilling to relocate, we may not be able to retain these employees, which could adversely affect our operations.

Similarly we restructured our business in 2004, and 2003 and recorded restructuring charges of $3.5 million in the nine months ended September 30, 2004, and $1.5 million in the year ended December 31, 2003 in connection with these restructurings to streamline operations, improve efficiency, and reduce costs.

These restructuring efforts may be disruptive to operations and our current cost-cutting efforts may not generate anticipated savings. Additionally, these restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or increased difficulties in managing our day-to-day operations. Although we believe that it was necessary to reduce the size and cost of our operations to improve our performance, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Additionally, these efforts may not result in anticipated cost savings making it difficult for us to achieve profitability.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We have made various strategic acquisitions of companies, products or technologies, including our acquisition of Protocom Development Systems Pty. Ltd. in August 2005 and the remaining equity interest in Aspace Solutions Limited in December 2004, and we may make additional acquisitions in the future as a component of our business strategy. These acquisitions involve numerous risks, including:

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

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations. As of December 31, 2005, we had $8.4 million of other intangible assets and $36.2 million of goodwill accounting for 21.6% of our total assets. The management performed the annual impairment evaluation of goodwill as of December 1, 2005 and determined that no goodwill impairment existed as of that date. However, certain financial assumptions that were used in the annual impairment evaluation are subject to variability and we may need to perform a similar analysis prior to our annual test, which could result in an impairment of goodwill. Also, if the enterprise value at December 1, 2006 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the annual evaluation can result in a impairment of goodwill charge in the quarter ending December 31, 2006.

If the members of our management team are unable to work together effectively or if there is additional turnover in senior management, our ability to manage and expand our business will suffer.

Our management team has changed significantly in the past two years. In February 2006, we appointed Mark Lustig as our Chief Financial Officer to replace Ragu Bhargava, our former Senior Vice President and Chief Financial Officer who resigned the Company in December 2005. In August 2005 we appointed Jason Hart as our Senior Vice President, Sales and Marketing, and Thomas Jahn as our Chief Restructuring and Integration Officer. In May 2004, we appointed Ben C. Barnes as our Chief Executive Officer, and in September 2004 we appointed Stacey Soper as our Senior Vice President, Products. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley (SOX) Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. We spent approximately $2.1 million on our SOX compliance effort in fiscal 2005 and $1.0 million in the first quarter of 2006 and expect to continue to spend at similar levels during the remainder of our fiscal 2006. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

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

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and there has been a high concentration of revenue through a number of system integrators to the U.S. government. We ship product to the U.S. government exclusively through system integrators. Many of our contracts with our significant channel partners are short-term. Two customers each accounted for 10% of our total revenue during the first quarter of 2006 and one customer accounted for 10% of our total revenue during fiscal 2005. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12 our U.S. government business has declined significantly from 46% of product revenue in the three months ended December 31, 2004 to 26% in fiscal 2005 and 16% in the three months ended December 31, 2005.

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

Our quarterly revenue and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	The size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	The mix of products licensed and types of license agreements;

•	Our ability to recognize revenue in a given quarter;

•	The timing of customer license payments;

•	The size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules that may result in higher accounts receivable balances;

•	The relative mix of our license and services revenue;

•	Our ability to win new customers and retain existing customers;

•	Changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	Changes in the interpretation of the authoritative literature under which we recognize revenue;

•	The timing of product releases or upgrades by us or our competitors; and

•	The integration, by us or our competitors, of newly-developed or acquired products.

•	Consolidation within our industry which provides our competitors an advantage.

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

In addition, the digital identity market lacks industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. Uncertainty surrounding the Homeland Security Presidential Directive #12 may affect sales of our products to government agencies. If our products do not comply with the requirements of Homeland Security Presidential Directive #12, we may not be able to sell to agencies that must comply with this Directive.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During three months ended December 31, 2005 and the year ended September 30, 2005, markets outside of North America accounted for 54% and 47%, respectively, of total revenue.

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

We acquired two companies in fiscal 2005 with disparate systems. Our acquisitions have resulted in a need to upgrade our operational, financial, and management information systems. In particular, we will be required to improve our accounting and financial reporting systems in order to accommodate our growth and greater global presence. To meet these challenges we implemented a new customer relationship management system in fiscal 2005, and are continuing the process of modifying and refining it to better meet our needs. We anticipate implementing a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting our financial information, during fiscal 2006. While we believe that these improvements and systems, once fully implemented, will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure to properly implement, or errors in any of these systems could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

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

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses internationally, principally in euros and Australian dollar. We manage the sensitivity of our international sales by denominating transactions in U.S. dollars. A natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During the three months ended December 31, 2005, approximately 63% of total sales were invoiced in U.S. dollars. During the three months ended December 30, 2004, approximately 65% of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At December 31, 2005, we held $11.5 million of cash and cash equivalents and $133.5 million in short-term investments for a total of $145.0 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Based on our cash, cash equivalents and short-term investments at December 31, 2005, a hypothetical 10% change in interest rates would increase/decrease our annual interest income by approximately $400,000.

ITEM 4:	CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company’s management, with participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, these officers have concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed below for the year ended September 30, 2005 have not yet been fully remediated. In light of these material weaknesses, the Company performed analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

As defined by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has determined that, pursuant to this definition, material weaknesses exist in the Company’s internal control over financial reporting as follows:

•	Pro forma stock-based compensation—In the determination of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company used certain software. Management failed to establish controls around the capabilities of the software to properly account for forfeitures as required by SFAS No. 123, resulting in the understatement of pro forma expenses. As a result of the error, the Company was required to correct the pro forma expense as disclosed in the financial statements for the year ended September 30, 2005 and restate pro forma expense for the nine months ended September 30, 2004. Although the correction of the error did not result in any changes to the consolidated balance sheet, statement of operations, equity, or cash flows during fiscal 2005 and 2004, it resulted in an adjustment to the pro forma stock-based compensation note to our financial statements.

•	Income taxes—Management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s disclosures in this area for fiscal 2005. The lack of adequate technical expertise resulted in a material error in the Company’s accounting and disclosure of a deferred income tax liability, which was identified during the course of the Company’s fiscal 2005 audit. This error resulted in the Company’s under-recording deferred income tax liability for other intangible assets capitalized in the Company’s acquisition and as disclosed in the note for income taxes. As a result of the error, the Company was required to correct the deferred tax liability as disclosed in the financial statements as of September 30, 2005. Although the correction of the error did not result in any changes to the consolidated balance sheets, statement of operations, or cash flows, during fiscal 2005, it resulted in an adjustment to the disclosures related to the deferred income tax assets and liability in the notes to the financial statements.

•	Segregation of duties—Management has determined that a number of duties have not been segregated properly in the Company’s procedures to purchase and pay for goods and services and process payroll. In particular, an individual was able to process and authorize purchases of goods and services without any preventive controls. Similarly, an individual was able to process and authorize payroll without any preventive controls. In combination these deficiencies in segregation of duties constituted a material weakness, even though certain compensating controls existed during the fiscal year. The lack of segregation of duties resulted from the shortage of accounting and administrative personnel in the corporate finance group. The lack of segregation of duties did not result in any misstatement in the consolidated balance sheet, statement of operations, equity, or cash flows, during fiscal 2005.

(b) The material weaknesses identified and discussed above for the year ended September 30, 2005 have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although not yet complete, during the quarter ended December 31, 2005, the Company has taken steps to modify existing controls and/or implement new internal controls in an effort to mitigate the material weaknesses. These steps include the following:

•

Subsequent to year-end, management has engaged the services of a third party service provider that specializes in the computing of stock-based compensation under the new accounting standard SFAS No. 123(R), Share Based Payment, which is applicable for the Company effective October 1, 2005. In addition to having the computations performed by highly qualified Company personnel, management reviews the work of the third party service provider and historical records to ensure proper reporting under generally accepted accounting principles. Management has also discontinued the use of the prior equity compensation software, which permitted the error to occur.

•	Management is seeking to consult with more technically qualified personnel to help in the preparation of income tax footnote disclosures as required on an annual basis. Management will review the work of the service provider to ensure proper reporting under generally accepted accounting principles.

•	Subsequent to year-end, management has modified the payroll process whereby finance personnel other than the person who performs the payroll function receives all communications, including payroll checks, from the Company’s payroll service provider. Additionally, management intends to reassign certain responsibilities relating to the purchase of goods and services within the existing accounting and administrative personnel to properly segregate duties. Furthermore, changes will be made to the payroll process so that changes in payroll information will have to be approved by finance personnel other than the payroll processor and certain additional preventive controls will be put in place for critical payroll process functions.

The Company believes that these corrective actions will remediate the control deficiencies identified as of September 30, 2005. However, other deficiencies may be identified that we may be unable to remediate prior to September 30, 2006, when our internal controls will be required to be certified by our independent registered public accountants, and thus we may be unable to conclude that our internal controls over financial reporting are effective as of that date.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivCard Corp. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 14th day of February 2006.

ActivCard Corp.

By:	/s/ MARK LUSTIG
Mark Lustig
Chief Financial Officer