Form 10-Q
period 2006-03-31
ACTIVIDENTITY CORP
filed 2006-05-10
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50223

ActivIdentity Corporation

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

As of April 30, 2006, the Registrant had outstanding 45,593,284 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,515	$13,167
Short-term investments	129,103	140,387
Accounts receivable, net of allowance for doubtful accounts	10,690	7,156
Inventories	1,599	1,649
Prepaid and other current assets	2,705	3,630

Total current assets	154,612	165,989

Property and equipment, net	2,664	3,116
Other intangible assets, net	7,449	9,323
Other long-term assets	980	757
Goodwill	36,035	36,162

Total assets	$201,740	$215,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,375	$1,696
Accrued compensation and related benefits	4,860	6,071
Current portion of accrual for restructuring liability	990	1,209
Accrued and other current liabilities	3,540	5,213
Current portion of deferred revenue	9,474	6,580

Total current liabilities	22,239	20,769

Deferred revenue, net of current portion	948	1,877
Long-term portion of accrual for restructuring liability, net of current portion	2,537	2,986
Long-term deferred rent	1,003	1,056

Total liabilities	26,727	26,688

Minority interest	1,177	1,240

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,673,252 and 45,595,618 issued and outstanding at March 31, 2006 and September 30, 2005, respectively	46	46
Additional paid-in capital	419,100	417,763
Deferred employee stock-based compensation	—	(615)
Accumulated deficit	(231,599)	(214,731)
Accumulated other comprehensive loss	(13,711)	(15,044)

Total shareholders’ equity	173,836	187,419

Total liabilities and shareholders’ equity	$201,740	$215,347

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Software	$4,988	$4,317	$10,169	$9,998
Hardware	3,217	2,632	6,152	6,477
Maintenance and support	2,887	2,207	6,243	4,236

Total revenue	11,092	9,156	22,564	20,711

Cost of revenue:
Software	1,142	1,443	2,151	2,400
Hardware	1,978	1,584	3,746	3,672
Maintenance and support	808	620	1,704	1,263
Amortization of acquired developed technology	663	670	1,326	926
Impairment of acquired developed technology	—	3,687	—	3,687

Total cost of revenue	4,591	8,004	8,927	11,948

Gross profit	6,501	1,152	13,637	8,763

Operating expenses:
Sales and marketing	7,199	7,442	13,773	15,090
Research and development	4,678	4,254	9,434	9,004
General and administration	3,207	2,742	7,141	5,643
Restructuring expense	262	409	794	409
Amortization of acquired intangible assets	274	611	548	626
Write-down of acquired intangible assets	—	2,352	—	2,352
Impairment of goodwill	—	9,426	—	9,426
In-process research and development	—	—	—	537

Total operating expenses	15,620	27,236	31,690	43,087

Loss from operations	(9,119)	(26,084)	(18,053)	(34,324)

Other income (expense):
Interest income, net	1,080	1,063	2,115	2,139
Other income (expense), net	(247)	(283)	(947)	70

Total other income, net	833	780	1,168	2,209

Loss from operations before income tax and minority interest	(8,286)	(25,304)	(16,885)	(32,115)

Income tax provision	(33)	(108)	(53)	(110)
Minority interest	37	5	70	30

Net loss	$(8,282)	$(25,407)	$(16,868)	$(32,195)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	$303	$(630)	$445	$(1,232)
Foreign currency translation (loss) gain	241	(61)	887	(543)

Comprehensive loss	$(7,738)	$(26,098)	$(15,536)	$(33,970)

Net loss per share	$(0.18)	$(0.58)	$(0.37)	$(0.75)

Shares used to compute basic and diluted net loss per share	45,191	43,485	45,154	43,080

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in Thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss from operations	$(16,868)	$(32,195)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization of fixed assets	806	1,019
Amortization of acquired developed technology	1,326	926
Impairment of acquired intangible assets	—	3,687
Amortization of acquired intangible assets	548	626
Impairment of acquired intangible assets		2,352
Write-down of goodwill	—	9,426
Amortization of employee stock-based compensation	—	112
FAS 123R stock option expense	1,880	—
In-process research and development	—	537
Loss on disposal of property and equipment	138	22
Minority interest	(70)	(30)
Changes in:
Accounts receivable	(3,514)	(927)
Inventories	54	359
Prepaid and other current assets	822	(590)
Accounts payable	1,671	77
Accrued compensation and related benefits	(1,163)	(2,238)
Accrual for restructuring liability	(660)	(537)
Accrued and other current liabilities	(929)	(78)
Deferred revenue	2,001	(3,244)
Deferred rent	(17)	20

Net cash used in operating activities	(13,975)	(20,676)

Cash flows from investing activities:
Purchases of property and equipment	(519)	(555)
Purchases of short-term investments	(54,760)	(14,159)
Proceeds from sales and maturities of short-term investments	66,584	38,375
Cash used in acquisitions, net of cash received	(681)	(7,162)
Acquisition of ActivCard S.A. minority interest	—	(33)
Other long-term assets	(222)	(22)

Net cash provided by investing activities	10,402	16,444

Cash flows from financing activities:
Proceeds from sale of common stock	70	2,145
Repayment of short-term borrowings	—	(1,670)

Net cash provided by financing activities	70	475
Effect of exchange rate changes	851	(233)

Net decrease in cash and cash equivalents	(2,652)	(3,990)
Cash and cash equivalents, beginning of period	13,167	17,113

Cash and cash equivalents, end of period	$10,515	$13,123

Supplemental disclosures:
Cash paid for interest	$—	$54
Cash paid for income taxes	210	65
Non-cash financing activities:
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$—	$7,023

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

ActivIdentity Corporation (the Company), formerly known as ActivCard Corp. develops and markets digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. The Company obtained stockholder approval to change its name at its 2006 Meeting of Stockholders held on February 27, 2006.

2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of Protocom Development Systems Pty. Ltd. (Protocom) are included from the closing date of its acquisition of August 5, 2005. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of September 30, 2005, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2006.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Reclassifications—The Company has reclassified $64,000 from long-term deferred rent to accrued and other current liabilities at September 30, 2005 to conform to the current period’s presentation. This reclassification had no effect on reported revenues, net loss, net loss per share, or stockholders’ equity.

3. Stock-Based Compensation

Equity Compensation Plans

Director share warrant plans: From 1995 to 2002, the stockholders of the Company authorized the creation of share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Company’s Board of Directors. Shares granted under the director share warrant plans vest over four years and have a term of five years. No warrants were granted in any of the periods presented. During the three months ended March 31, 2006, 30,000 warrants at the weighted average exercise price of $6.60 were cancelled subsequent to the departure of two of the Company’s directors. The total number of outstanding warrants under the director share warrant plan is 351,500 at March 31, 2006.

Stock Option Plans: The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees.

Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options under these plans vest over four

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, stock appreciation rights, and cash awards in addition to options.

The option plans prohibit residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant for options granted prior to 2000. For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

Restricted stock units: In June 2004, the Company issued a restricted stock award of 110,000 shares at a purchase price of $0.001 per share as an inducement grant on the hiring of its former chief executive officer. Of these shares 10,000 vested in full upon the executive’s completion of one year of service measured from the date of employment while the remaining 100,000 shares were to vest over four years provided that certain performance measures were achieved. In fiscal 2005, the Company cancelled the stock award of 100,000 shares as the performance targets had not been met. The total amount expensed related to the inducement grant amounted to $54,000.

The Company’s Board of Directors has issued 215,000 restricted stock units as of March 31, 2006 at no cost to the Company’s executive officers and directors pursuant to the 2004 Plan. 110,000 restricted stock units were granted to the board members and vest monthly over one to three years. 55,000 restricted stock units were granted to executive officers in 2004, one-third of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 restricted stock units were granted to the Company’s new chief financial officer in 2006, one-fourth of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months.

Adoption of SFAS 123(R)

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

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France. The weighted average estimated forfeiture rate for grants made during the three and six months ended March 31, 2006 of approximately 27% and 25%, respectively, were based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended March 31, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes Merton option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes Merton model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Risk-free interest rate	4.55% - 4.56%	4.55% - 4.56%
Exptected life (years)	4.80 - 5.20	4.00 - 5.40
Expected volatility	49.8% - 50.80%	49.3% - 55.0%
Weighted average expected volatility	50.59%	50.36%

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three and six months ended March 31, 2006 which was allocated as follows (in thousands):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Cost of sales—software	$35	$60
Cost of sales—hardware	6	11
Cost of sales—support and maintenance	24	40

Stock-based compensation expense included in cost of sales	65	111

Research and development	273	470
Sales and marketing	141	262
General and administrative	633	1,037

Stock-based compensation expense included in operating expenses	1,047	1,769

Stock-based compensation expense related to employee stock options	$1,112	$1,880

The table below reflects net income and basic and diluted net income per share for the three and six months ended March 31, 2006 compared with the pro forma information for the three and six months ended March 31, 2005 as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net loss—as reported for the prior period(1)	N/A	$(25,407)	N/A	$(32,195)
Stock-based compensation expense related to employee stock options(2)	(1,112)	(1,305)	(1,880)	(2,693)

Net loss, including the effect of stock-based compensation expense(3)	$(8,282)	$(26,712)	$(16,868)	$(34,888)

Basic and diluted net income per share—as reported for the prior period(1)		$(0.58)		$(0.75)

Basic and diluted net income per share, including the effect of stock-based compensation expense(3)	$(0.18)	$(0.61)	$(0.37)	$(0.81)

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

A summary of option and warrant activity under the Company’s stock equity plans during the six months ended March 31, 2006 is as follows:

	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Options and warrants
Outstanding at September 30, 2005	6,203	$8.68
Granted	1,005	3.45
Exercised	(41)	1.67
Cancelled	(394)	9.32

Outstanding at December 31, 2005	6,773	7.91

Granted	300	3.49
Exercised	(1)	1.67
Cancelled	(857)	6.13

Outstanding at March 31, 2006	6,215	$7.95	6.13	$877

Vested or expected to vest at March 31, 2006	5,540	$8.25	5.82	$662

Exercisable at March 31, 2006	3,449	$9.94	4.06	$—

A summary of the status of the Company’s restricted stock units as of September 30, 2005 and changes during the six months ended March 31, 2006 is as follows:

Nonvested Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2005	82	$7.89
Granted	50	3.34
Vested	(26)	7.20
Cancelled	(4)	7.83

Nonvested at December 31, 2005	102	5.92

Granted	50	3.49
Vested	(26)	7.30
Cancelled	(20)	5.00

Nonvested at March 31, 2006	106	4.84

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options and warrants as of March 31, 2006.

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number (in Thousands)	Weighted Average Exercise Price
$ 3.30 - 5.00	1,616	7.76	$3.71	324	$4.25
$ 5.31 - 6.82	1,925	7.12	6.44	1,040	6.53
$ 7.10 - 8.95	1,507	6.18	7.88	965	7.68
$ 9.04 - 9.99	291	4.39	9.29	244	9.27
$10.89 - 19.75	700	1.48	16.64	700	16.64
$23.37 - 32.80	176	1.26	27.25	176	27.25

$ 3.30 - 32.80	6,215	6.13	$7.95	3,449	$9.94

The weighted-average grant-date fair value of options granted during the three and six months ended March 31, 2006, was $1.99 and $1.72, respectively. The total intrinsic value of options, warrants and restricted stock units exercised during the three months and six months ended March 31, 2006 was approximately $132,000 and $287,000, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $766,000 and $1,668,000, respectively, for the three and six months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation costs related to nonvested stock options was $5.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

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

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Risk-free interest rate	3.7%	3.4%
Exptected life (years)	4.0	4.0
Expected volatility	45%	45%

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss, as reported	(25,407)	(32,195)
Add: Employee stock-based compensation expense included in reported net loss	(166)	112
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,139)	(2,805)

Pro forma net loss	(26,712)	(34,888)

Basic and diluted net loss per share, as reported	$(0.58)	$(0.75)

Basic and diluted net loss per share, pro forma	$(0.61)	$(0.81)

Shares used to compute basic and diluted loss per share	43,485	43,080

4. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2005	$207
Amounts charged to expense	187
Impact of exchange rate	18

Balance, December 31, 2005	412
Recoveries	(145)
Impact of exchange rate	2

Balance, March 31, 2006	$269

One customer accounted for 16.5% of accounts receivable as of March 31, 2006. One customer accounted for 20% of accounts receivable as of September 30, 2005.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Customer A	14%	—	11%	—
Customer B	—	10%	—	—
Customer C	—	—	—	14%

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	September 30, 2005
Components	$569	$472
Finished goods	1,030	1,177

	$1,599	$1,649

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	March 31, 2006
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$15,294	$8,508	$6,786
Customer relationships	2,028	1,365	663
Patents	661	661	—

	$17,983	$10,534	$7,449

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$15,294	$7,182	$8,112
Customer relationships	2,028	817	1,211
Patents	661	661	—

	$17,983	$8,660	$9,323

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology	Customer relationships
2006 (remaining six months)	$1,288	$171
2007	2,282	187
2008	1,714	165
2009	1,502	140

	$6,786	$663

7. Goodwill

During the three months ended March 31, 2006 goodwill attributable to the Protocom acquisition of August 5, 2005 was reduced by purchase price adjustments of approximately $127,000 as the result of changes in certain pre-acquisition assets and liabilities. There were no changes to goodwill during the three months ended December 31, 2005.

Based on the results of its annual impairment test in accordance with SFAS No. 142, the Company determined that no impairment on the carrying value of its goodwill of $36.2 million existed as of December 1, 2005, the Company’s annual impairment date. The Company’s market capitalization was lower than its net book value on the date of the evaluation. However, the impairment assessment included an analysis of discounted future cash flows which management believes to be an important factor in the determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain assumptions on revenue growth and operating expense levels. Since these financial assumptions are subject to variability, the Company may need to perform a similar analysis prior to the annual test, which could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of December 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2005	$99
Warranty costs incurred	(3)
Additions related to current period sales	23
Impact of exchange rates	(1)

Balance, December 31, 2005	118
Warranty costs incurred	(5)
Additions related to current period sales	29
Impact of exchange rates	2

Balance, March 31, 2006	$144

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

9. Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs associated with restructuring activities initiated on or after January 1, 2003 are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS 112, Employer’s Accounting for Postemployment Benefits, when applicable. All restructurings subsequent to December 15, 2002 have been accounted for under SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The Company has determined that the restructurings meet the qualifications of one-time termination benefit because the Company does not have an ongoing arrangement to involuntary terminate employment of its employees that is not limited to specified restructuring events; and the Company does not have a written involuntary termination benefit plan that is communicated to employees at the date of hire that would be attributable to employees’ services rendered or employees’ rights to those benefits would accumulate or vest.

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of estimated sublease income of $626,000. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities and the estimated remaining restructuring liability was increased by $87,000. Cash payments for the remaining liability of $3.0 million as of March 31, 2006, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company has recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. All 109 employees had been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the three months ended March 31, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $235,000 as of March 31, 2006, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

2005 Restructuring

In April 2005, the Company implemented an organizational restructuring to eliminate 18 employees, of whom 11 were in sales and marketing, five in research and development, and two in general and administration functions and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction. All employees have been terminated and the cash payments related to workforce reduction have been made.

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London by September 30, 2005 and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming current market lease rates and vacancy periods. Cash payment for the remaining liability for facility exit activities of $90,000 as of March 31, 2006 will be made over the remaining life of the lease ending August 2006. Cash payments related to workforce reduction are expected to be completed by September 30, 2006.

2006 Restructuring

In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions and recorded a restructuring charge of $532,000 for workforce reduction. All except the two employees in general and administrative functions had been notified at December 31, 2005 when their employment would be terminated. In January 2006, the Company notified the two remaining employees in general and administrative functions of their termination date and recorded a restructuring charge of $148,000. All terminated employees have left the Company as of March 31, 2006. In January 2006, the Company vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. Cash payments for the remaining liability of $90,000 for facility exit activities as of March 31, 2006 will be made over the remaining life of the lease ending August 2006. The remaining cash payments related to the workforce reduction are expected to be completed by September 30, 2006.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring		2005 Restructuring		2006 Restructuring
	Facility Costs	Workforce Reduction	Facility Costs	Workforce Reduction	Facility Costs	Workforce Reduction	Facility Costs	Total
Balances, September 30, 2004	$3,998	$482	$387	$—	$—	$—	$—	$4,867
Provision for restructuring expenses	—	—	—	1,924	206	—	—	2,130
Adjustments to accruals for changes in estimates	87	—	265	—	—	—	—	352
Cash payments	(795)	(495)	(318)	(1,568)	—	—	—	(3,176)
Impact of exchange rates	—	13	39	(25)	(5)	—	—	22

Balances, September 30, 2005	3,290	—	373	331	201	—	—	4,195
Provision for restructuring expenses	—	—	—	—	—	532	—	532
Cash payments	(191)	—	(80)	(248)	(54)	(294)	—	(867)
Impact of exchange rates	—	—	(2)	(1)	(5)	(3)	—	(11)

Balances, December 31, 2005	3,099	—	291	82	142	235	—	3,849
Provision for restructuring expenses	—	—	—	—	—	148	127	275
Adjustments to accruals for changes in estimates		—	(13)	—	—	—	—	(13)
Cash payments	(141)	—	(43)	(1)	(54)	(316)	(36)	(591)
Impact of exchange rates	—	—		3	2	3	(1)	7

Balances, March 2006	2,958	—	235	84	90	70	90	3,527
Less current portion	(552)	—	(104)	(84)	(90)	(70)	(90)	(990)

Long-term portion	$2,406	$—	$131	$—	$—	$—	$—	$2,537

10. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(8,282)	$(25,407)	$(16,868)	$(32,195)

Denominator:
Weighted average number of shares outstanding	45,191	43,485	45,154	43,080

Basic and diluted net loss per share	$(0.18)	$(0.58)	$(0.37)	$(0.75)

For the above periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 1,006,000 and 836,000 in the three months ended March 31, 2006 and 2005, respectively, and 673,000 and 1,015,000 for the six months ended March 31, 2006 and 2005, respectively.

11. Contingencies

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at March 31, 2006 or September 30, 2005.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at March 31, 2006 or September 30, 2005.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended March 31, 2006
Total revenue	$3,548	$6,687	$857	$11,092
Loss from operations	(6,666)	(830)	(1,623)	(9,119)
Capital expenditures	149	55	77	281
Depreciation and amortization	172	133	82	387
Three months ended March 31, 2005
Total revenue	4,465	4,212	479	9,156
Loss from operations	(4,956)	(21,110)	(18)	(26,084)
Capital expenditures	106	181	9	296
Depreciation and amortization	193	291	—	484
Six months ended March 31, 2006
Total revenue	8,786	12,134	1,644	22,564
Loss from operations	(12,410)	(2,896)	(2,747)	(18,053)
Capital expenditures	210	129	180	519
Depreciation and amortization	361	290	155	806
Six months ended March 31, 2005
Total revenue	10,679	8,872	1,160	20,711
Income (loss) from operations	(8,983)	(25,407)	66	(34,324)
Capital expenditures	218	328	9	555
Depreciation and amortization	410	609	—	1,019
March 31, 2006
Goodwill	8,699	6,550	20,786	36,035
Long-lived assets	2,355	1,966	6,771	11,092
Total assets	152,168	19,631	29,940	201,739
September 30, 2005
Goodwill	8,699	6,550	20,913	36,162
Long-lived assets	2,435	3,039	7,722	13,196
Total assets	165,249	17,610	32,488	215,347

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Qand in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

Significant events

Our financial results for the three months ended March 31, 2006 and 2005, respectively, were affected by certain significant events that should be considered in comparing the periods presented.

Restructurings: We have restructured and re-aligned portions of our business in January 2006, December 2005, July 2005, April 2005, March 2004, March 2003 and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses. We recorded charges of $262,000 and $794,000 related to the 2006 restructuring in the three and six months ended March 31, 2006, respectively. We will be required to pay restructuring liabilities of approximately $3.4 million related to the restructured facilities over the remaining term of the leases ending between August 2006 and February 2011. Additionally, we anticipate paying approximately $154,000 related to the reduction in workforce by September 30, 2006.

Business combinations

Aspace Solutions Limited: Our consolidated financial statements include 100% of the losses of Aspace Solutions Limited (Aspace) for the period commencing in July 2003, when we first invested in Aspace, through

May 27, 2004 as equity in net loss of Aspace. In accordance with Financial Accounting Standards Board Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, we have consolidated the results of operations of Aspace in our consolidated financial statements since May 27, 2004 to December 2004.

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

Protocom Development Systems Pty. Ltd.: In August 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom), for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, we are required to issue up to an additional 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006. Our consolidated financial statements include results of operations of Protocom from the closing date of acquisition of August 5, 2005.

Results of operations

Revenue

Total revenue, period-over-period changes and mix by type are as follows (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change	Six Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005			2006	2005
Software	$4,988	$4,317	$671	16%	$10,169	$9,998	$171	2%
Hardware	3,217	2,632	585	22%	6,152	6,477	(325)	-5%
Maintenance and support	2,887	2,207	680	31%	6,243	4,236	2,007	47%

Total revenue	$11,092	$9,156	$1,936	21%	$22,564	$20,711	$1,853	9%

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Software	45%	47%	45%	48%
Hardware	29%	29%	27%	31%
Maintenance and support	26%	24%	28%	21%

	100%	100%	100%	100%

The increase in software revenue in the three and six months ended March 31, 2006 was primarily due to the inclusion of Protocom’s enterprise software revenue offset by absence of large software license sales to the various departments of U.S government. Protocom’s software license revenue was approximately $1.6 million and $2.9 million, respectively, during the three and six months ended March 31, 2006.

Hardware revenue is comprised of tokens, readers, and smart cards. The increase in hardware revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to an increase in shipments of tokens to the financial sector in Europe. The decline in shipments of smart cards and readers of $1.8 million during the six months ended March 31, 2006 when compared to the six months ended March 31, 2005 was partially offset by increased token shipments to the financial sector in Europe of $1.5 million during the same period.

Maintenance and support revenue consists of maintenance and training. The increase in maintenance and support revenue in the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005 is primarily due to maintenance contract renewals from a growing installed base of customers and the inclusion of approximately $0.7 million and $1.4 million of Protocom maintenance revenue during the three and six months ended March 31, 2006.

Period-over-period changes in revenue by geography and as a percentage of total revenue, is as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change	Six Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005			2006	2005
North America	$3,548	$4,465	$(917)	-21%	$8,786	$10,679	$(1,893)	-18%
Europe	6,687	4,212	2,475	59%	12,134	8,872	3,262	37%
Asia Pacific	857	479	378	79%	1,644	1,160	484	42%

Total revenue	$11,092	$9,156	$1,936	21%	$22,564	$20,711	$1,853	9%

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
North America	32%	49%	39%	51%
Europe	60%	46%	54%	43%
Asia Pacific	8%	5%	7%	6%

	100%	100%	100%	100%

The decrease in revenue in North America in the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005 is primarily a result of decreased sales to the U.S. government, partially offset by an increase in maintenance and support revenues. European revenues in the fiscal 2006 periods were higher than in the same periods during fiscal 2005 due to large financial sector orders of tokens in the three and six months ended March 31, 2006.

Hardware and software revenue by customer type as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Enterprise	58%	55%	57%	46%
Financial	34%	13%	31%	14%
Government	8%	32%	12%	40%

	100%	100%	100%	100%

Revenue from the financial sector increased significantly in the three and six month periods ended March 31, 2006 compared to the three and six month periods ended March 31, 2005 due to a large software license agreement with a European bank and an increased level of token shipments to the financial sector in Europe. The increase in the enterprise section was mainly attributable to inclusion of Protocom’s software licensing and maintenance and support revenue. Revenue from the government sector declined in the three month and six month periods ended March 31, 2006 compared to the three and six month periods ended December 31, 2005 as a result of the lack of significant new orders from the U.S. Government due to the timing, funding and execution uncertainty surrounding the Homeland Security Presidential Directive #12 and the seasonal nature of purchases by government agencies. Additionally, the first six months of 2005 included a significant non-recurring order from the U.S. Government.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change	Six Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005			2006	2005
Cost of software revenue	$1,142	$1,443	$(301)	-21%	$2,151	$2,400	$(249)	-10%
As % of software revenue	23%	33%			21%	24%
Cost of hardware revenue	1,978	1,584	394	25%	3,746	3,672	74	2%
As % of hardware revenue	61%	60%			61%	57%
Cost of maintenance and support revenue	808	620	188	30%	1,704	1,263	441	35%
As % of maintenance and support revenue	28%	28%			27%	30%
Amortization of developed technology	663	670	(7)	-1%	1,326	926	400	43%
Impairment of developed technology	—	3,687	(3,687)	-100%	—	3,687	(3,687)	-100%

Total cost of revenue	$4,591	$8,004	$(3,413)	-43%	$8,927	$11,948	$(3,021)	-25%

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and customization services. The decrease during the three and six months ended March 31, 2006 in the cost of software revenue in absolute dollars and as a percentage of software revenue resulted primarily from decrease in sales of professional services related to customized software products and relative increase in sales of non-customized software with lower cost. The decrease in cost was partially offset by $35,000 and $60,000 stock-based compensation charge recorded during the three and six months ended March 31, 2006, respectively, subsequent to our adoption of SFAS 123 (R).

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, and adjustments to warranty reserves and inventory. Our smart card and reader revenues reflect products manufactured for us by original equipment manufacturers, and, accordingly, have lower margins, compared to tokens that are manufactured for us by contract manufacturers and yield higher gross margins. Cost of hardware revenue as a percentage of related hardware revenue increased to 61% in the three and six months ended March 31, 2006 from 60% and 57% in the three and six months ended March 31, 2005, respectively, primarily due to pricing pressures across our product lines inherent in the market. Additionally, cost of hardware revenue increased by $8,000 and $13,000 during the three and six months ended March 31, 2006, respectively, subsequent to our adoption of SFAS 123 (R).

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue increased in absolute dollars during the three and six months ended March 31, 2006 when compared to prior year mainly due to higher headcount required for the support of the Protocom single-sign-on products. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue remained constant during the three months ended March 31, 2006 from the prior year period. The cost of maintenance and support revenue as a percentage of the related revenues decreased during the six months ended March 31, 2006 when compared to the same periods in prior year primarily due to an increase in maintenance and support revenue from a growing installed base allowing us to achieve certain economies of scale with our related cost base. The decrease in cost was partially offset by $33,000 and $49,000 stock-based compensation charge recorded during the three and six months ended March 31, 2006, respectively, subsequent to our adoption of SFAS 123 (R).

Amortization and impairment of acquired developed technology

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions. Increased amortization during fiscal 2006 is primarily due to the amortization of $8.3 million and $6.9 million additional technology capitalized as part of the acquisitions of Aspace and Protocom, respectively. In the second quarter of 2005, we recorded an impairment charge of $3.7 million related to the acquisition of Aspace.

Operating expenses

A substantial proportion of our operating expenses are comprised of personnel costs, facilities, and associated information technology costs to support our personnel, which are generally fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Sales and marketing	$7,199	$7,442	$13,773	$15,090
% change from comparable period	-3%		-9%
As % of total revenue	65%	81%	61%	73%
Headcount (1)	116	111

(1)	Excludes 20 and 11 customer support employees at March 31, 2006 and 2005, respectively.

The decrease in sales and marketing expenses during the three months ended March 31, 2006, when compared to the same period in the prior year, resulted principally from decrease in sales promotion expenditures, offset by $224,000 higher stock-based compensation expense subsequent to our adoption of SFAS 123(R). The decrease in sales and marketing expenses during the six months ended March 31, 2006 when compared to the same period in the prior year resulted principally from $695,000 reduction in commissions, $1.0 million reduction in marketing programs and $250,000 lower sales promotion expenses partially offset by $334,000 increase in stock-based compensation expense subsequent to our adoption of SFAS 123(R) and $204,000 higher salaries and benefits due to increased headcount levels mainly in professional services. Acquisition of Protocom added 35 sales and marketing employees. This addition was partially offset by our 2005 and 2006 restructurings, which terminated the employment of 18 employees in the sales and marketing functions subsequent to the Protocom acquisition.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Research and development	$4,678	$4,254	$9,434	$9,004
% change from comparable period	10%		5%
As % of total revenue	42%	46%	42%	43%
Headcount	130	118

The increase in research and development expenses in the three months ended March 31, 2006, when compared to the same period in the prior year, was due to increase in headcount and $317,000 higher stock-based compensation subsequent to our adoption of SFAS 123(R). The increase in research and development expenses in the six months ended March 31, 2006, when compared to the prior year was due to $326,000 increase in outsourcing and $498,000 higher stock-based compensation subsequent to our adoption of SFAS 123(R) offset by $491,000 lower spending for salaries and benefits and $118,000 lower facilities expense as a result of our 2005 restructuring. Acquisition of Protocom added 29 research and development employees. This addition was partially offset by our 2005 and 2006 restructurings that terminated employment of 22 employees in research and development subsequent to the Protocom acquisition.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
General and administration	$3,207	$2,742	$7,141	$5,643
% change from comparable period	17%		27%
As % of total revenue	29%	30%	32%	27%
Headcount	33	41

General and administrative expenses increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 mainly due to $661,000 increase in stock-based compensation subsequent to our adoption of SFAS 123(R), partially offset by reduced expenses due to lower headcount during the three months ended March 31, 2006 when compared to the same period in the prior year. The increase in the six months ended March 31, 2006, when compared to the same period in the prior year, resulted primarily from $814,000 increase in stock-based compensation subsequent to our adoption of SFAS 123(R) and $880,000 increase in costs associated with our audit fees mainly associated with Sarbanes-Oxley Act compliance partially offset by lower legal expenses during the quarter ended December 31, 2005. On an annual basis we expect that our Sarbanes-Oxley Act compliance costs will remain relatively constant in fiscal 2006 when compared to fiscal 2005.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three and six months ended March 31, 2006, we recorded a net restructuring charges of $262,000 and $794,000, respectively, for facility exit costs, severance, benefits and other costs related to a reduction in headcount, associated with the December 2006 restructuring. As part of the 2006 restructuring, we terminated the employment of 12 employees, of whom three were in sales and marketing, seven in research and development and two in general and administrative functions.

Though we do not expect to incur any significant additional charges related to our previous restructurings, a change in the estimated sublease income from, or time required to sublease our exited facilities, or any other changes could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization decreased to $274,000 and $548,000 in the three and six months ended March 31, 2006, from $611,000 and $626,000 in the three and six months ended March 31, 2005 primarily due to the $2.4 million impairment charge recorded during the three months ended March 31, 2005 related to Aspace, offset by the additional amortization of intangible assets capitalized as part of the acquisition of Protocom.

In-process research and development

No in-process research and development charges were recorded in the three or six months ended March 31, 2006. In the three months ended December 30, 2004, a total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the uniqueness of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

Other income (expenses)

Other income (expense) consists of interest income on our cash, cash equivalents, and short-term investments, gains or losses on foreign exchange transactions, and mark-to-market adjustments on our deferred compensation plan assets. Interest income, net, remained constant at $1.1 million in the three months ended March 31, 2006 and 2005. Interest income decreased slightly from $2.2 million during the six months ended March 31, 2005 to $2.1 million in the six months ended March 31, 2006 primarily due to a decrease in our short-term investments, partially offset by higher average yield earned on our short-term investment portfolio. Other expense, net is comprised primarily of foreign exchange losses and gains.

Income taxes

Income taxes in all periods represent minimum taxes payable in various jurisdictions. Income tax expenses were $33,000 and $108,000 in the three months ended March 31, 2006 and 2005, respectively, and $53,000 and $110,000 in the six months ended March 31, 2006 and 2005, respectively. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not currently consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

Minority interest represents the minority interest share in the consolidated net income of ActivIdentity Europe S.A. During the three months ended December 31, 2004, we repurchased 1,500 shares of ActivIdentity Europe S.A. common stock for total consideration of approximately $14,000.

Liquidity and capital resources

As of March 31, 2006, we had cash, cash equivalents, and short-term investments of $139.6 million, a decrease of $13.9 million from September 30, 2005, primarily due to the use of $14.0 million in operating activities.

Cash used in operations was $14.0 million in the six months ended March 31, 2006 compared to $20.7 million in the six months ended March 31, 2005. In the six months ended March 31, 2006, our net loss was $16.9 million, including non-cash charges totaling $4.6 million, primarily related to depreciation and amortization and employee stock-based compensation. Contributing to the use of cash was an increase in accounts receivable of $3.5 million and a decrease in accrued liabilities of $2.8 million. Accounts receivable and accruals were primarily affected by $1.2 million reduction in accrued compensation, $0.7 million reduction in restructuring accruals and $1.7 million increase in accounts receivable related to a quarterly royalty payment that typically is received prior to quarter end but which was outstanding at March 31, 2006. The payment was received subsequent to quarter-end. The remainder of the increase in accounts receivable was due to deterioration in days of sales outstanding during the second quarter of 2006, as relatively large portion of our sales incurred during the latter part of the quarter. Increases of $2.0 million in deferred revenue and $1.7 million in accounts payable provided cash during the period. In the six months ended March 31, 2005, our net loss was $32.2 million, including non-cash charges totaling $18.7 million, primarily related to write-down of goodwill, impairment of product technology, impairment of intangibles, depreciation and amortization and in-process research and development related to our acquisition of the remaining 51% equity interest of Aspace. An increase in accounts receivable of $927,000, decrease in deferred revenue of $3.2 million and liabilities of $6.1 million were the primary uses of cash. Decreases in inventories and increases in accounts payable provided cash during the period.

Investing activities in the six months ended March 31, 2006 generated net cash of $10.4 million from the proceeds of sales or maturities of short-term investments of $66.6 million offset by use of cash of $54.8 million for the purchases of short-term investment, $681,000 for acquisition related expenses and $519,000 for capital expeditures. Investing activities generated net cash of $16.4 million in the six months ended March 31, 2005 primarily from the proceeds of sales or maturities of short-term investments of $38.4 million offset by use of cash of $14.2 million for the purchases of short-term investments and acquisition of the remaining 51% equity interest of Aspace of $7.2 million. Purchases of property and equipment used $555,000 in the six months ended March 31, 2005.

Financing activities provided net cash of $70,000 in the six months ended March 31, 2006 from the issuance of common stock upon the exercise of stock options. Financing activities provided cash of $475,000 in the six months ended March 31, 2005, primarily from the issuance of common stock upon the exercise of stock options, rights, and warrants of $2.0 million, offset by the repayment of short-term borrowings of $1.7 million.

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

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	13,845	1,820	5,425	5,479	1,121

(1)	Represents remaining six months of fiscal year.
(2)	Operating lease payments are exclusive of expected sublease income.

We would be required to issue up to 2,100,000 shares of our common stock if Protocom achieves a revenue target between $13.6 million and $18.7 million during the one-year period ending June 30, 2006.

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

On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. Adoption of Issue 05-06 did not have a material effect on our consolidated financial statements.

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

Adoption of SFAS 123(R)

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal 2006. Our Consolidated Financial Statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first six months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted average estimated forfeiture rates for grants made during the three and six months ended March 31, 2006 of approximately 27% and 25%, respectively, were based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The total expense recognized as stock-based compensation expense for the three and six months ended March 31, 2006 was $1.1 million and $1.9 million, respectively. The unamortized compensation expense at March 31, 2006 amounted to $5.9 million, which is amortized over a weighted-average vesting period of 2.8 years.

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

•

Goodwill—Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the

Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the test could result in an impairment of goodwill charge in the quarter ending December 31, 2006 in connection with the annual evaluation or in an earlier period if any interim impairment indicators are present.

•	Restructuring Expense—In connection with our restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. We have recorded adjustments associated with the change in our estimate for future sublease income in the six months ended March 31, 2006 and in fiscal 2005.

•	Sales Warranty Reserve—We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

•	Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes Merton model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price.

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

During the three and six months ended March 31, 2006, approximately 70% and 67%, respectively, of total sales were invoiced in U.S. dollars. During the three and six months ended March 30, 2005, approximately 55% and 62%, respectively, of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, primarily Australian dollar, British pound, Canadian dollar, Euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At March 31, 2006, we held $10.5 million of cash and cash equivalents and $129.1 million in short-term investments for a total of $139.6 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Based on our cash, cash equivalents and short-term investments at March 31, 2006, a hypothetical 10% change in interest rates would increase/decrease our annual interest income by approximately $300,000.

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

(b) During the quarter ended March 31, 2006, there have been changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. They have resulted from the steps the Company has taken to modify existing controls and/or implement new internal controls in an effort to mitigate the material weaknesses. These steps include the following:

•	During the three months ended March 31, 2006, management has modified the payroll process whereby finance personnel other than the person who performs the payroll function receives all communications, including payroll checks, from the Company’s payroll service provider. Additionally, management intends to reassign certain responsibilities relating to the purchase of goods and services within the existing accounting and administrative personnel to properly segregate duties. Furthermore, changes will be made to the payroll process so that changes in payroll information will have to be approved by finance personnel other than the payroll processor and certain additional preventive controls will be put in place for critical payroll process functions.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulartory actions against us, whether or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resourses.

Item 1A: Risk Factors

Risk Factors That May Affect Results of Operations and Financial Condition

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

We have not achieved profitability on an operating basis and we expect to incur operating losses for at least the next twelve months. In fiscal 2005 and the three and six months ended March 31, 2006, we incurred losses of approximately $47.9 million, $8.3 million and $16.9 million, respectively. As of March 31, 2006, our accumulated deficit was $231.6 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

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

We instituted cost-cutting measures as recently as December, April and July 2005 with a planned reduction of approximately 4%, 10% and 13% of our total workforce, respectively, and incurred an aggregate restructuring charge of $262,000 and $794,000 in the three and six months ended March 31, 2006, respectively, and $2.5 million in fiscal 2005. Similarly we restructured our business in fiscal 2004, and 2003 and recorded restructuring charges of $3.5 million in the nine months ended September 30, 2004, and $1.5 million in the year ended December 31, 2003 in connection with these restructurings to streamline operations, improve efficiency, and reduce costs.

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

As of March 31, 2006, we had $7.4 million of other intangible assets and $36.0 million of goodwill, accounting for approximately 22% of our total assets. The management performed the annual impairment evaluation of goodwill as of December 1, 2005 and determined that no goodwill impairment existed as of that date. However, certain financial assumptions that were used in the annual impairment evaluation are subject to variability and we may need to perform a similar analysis prior to our next annual test, which could result in an impairment of goodwill. Also, if the enterprise value at December 1, 2006 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the annual evaluation could result in an impairment of goodwill charge in the quarter ending December 31, 2006.

If the members of our management team are unable to work together effectively or if there is additional turnover in senior management, our ability to manage and expand our business will suffer.

Our management team has changed significantly in the past quarter. In February 2006, we appointed Mark Lustig as our Chief Financial Officer to replace Ragu Bhargava, our former Senior Vice President and Chief Financial Officer who resigned in December 2005. In February 2006 we appointed Jason Hart, our former Senior Vice President, Sales and Marketing, as our Chief Executive Officer to replace Ben C. Barnes, our former Chief Executive Officer, who resigned in February 2006. At the same time, Thomas Jahn, our former Chief Restructuring and Integration Officer, was appointed as our Chief Operating Officer. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley (SOX) Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. We spent approximately $2.1 million on our SOX compliance effort in fiscal 2005 and $1.4 million in the first six months of fiscal 2006 and expect to continue to spend at similar levels during the remainder of our fiscal 2006. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of the growth in revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our restructuring initiatives to focus on just our core products and we do not expect to diversify our product offerings in the foreseeable future. By limiting our product offerings in the future, we will likely increase the risks associated with not having a more diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and in fiscal 2005 there was a high concentration of revenue through a number of system integrators to the U.S. government. Many of our contracts with our significant channel partners are short-term. One customer accounted for approximately 14% and 11% of our total revenue during the three and six months ended March 31, 2006 and one customer accounted for 10% of our total revenue during fiscal 2005. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12 our government business has declined significantly from 32% and 40% of revenue in the three and six months ended March 31, 2005 to 8% and 12% in the three and six months ended March 31, 2006.

If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contract upon expiration, or if orders from the U.S. government do not recover, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During three and six months ended March 31, 2006 and the year ended September 30, 2005, markets outside of North America accounted for 68%, 61% and 47%, respectively, of total revenue.

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

The two companies we acquired in fiscal 2005 have disparate IT systems. Our acquisitions have resulted in a need to upgrade our operational, financial, and management information systems. In particular, we will be required to improve our accounting and financial reporting systems in order to accommodate our growth and greater global presence. To meet these challenges, we implemented a new customer relationship management system in fiscal 2005, and are continuing the process of modifying and refining it to better meet our needs. We anticipate implementing a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting our financial information, during fiscal 2006. While we believe that these improvements and systems, once fully implemented, will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure to properly implement, or errors in any of these systems could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into additional relationships, or if we lose an existing relationship, our business could be harmed.

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market, and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into the products of others, to jointly engage in research and development efforts, and to jointly engage in marketing efforts and reseller arrangements. None of these relationships is exclusive, and some of our strategic partners have cooperative relationships with certain of our competitors.

If we are unable to enter into cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be adversely affected. We do not control the time and resources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require the expenditure of significant financial, personnel, and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners which may adversely affect our relationships with these partners, which could adversely affect our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on February 27, 2006. The following proposals were submitted to a vote of the stockholders:

Proposal No. 1: Election of Directors

The following votes were cast for each director nominee:

	For	Withheld
Jason Hart	29,484,852	1,658,458
James Frankola	29,478,452	1,664,858
Richard A. Kashnow	29,483,676	1,659,634
James E. Ousley	29,483,952	1,659,358
Richard White	29,483,952	1,659,358

Proposal No. 2: Change of the Company’s name from ActivCard Corp. into ActivIdentity Corporation

For	29,732,066
Against	1,400,748
Abstain	10,496

Total Shares Voted	31,143,310

Proposal No. 3: Ratification of independent registered public accountants

The stockholders voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2006 by the following vote:

For	29,734,572
Against	1,394,715
Abstain	14,023

Total Shares Voted	31,143,310

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 10th day of May 2006.

ActivIdentity Corporation

By:	/s/ MARK LUSTIG
Mark Lustig Chief Financial Officer