Form 10-Q
period 2006-06-30
ACTIVIDENTITY CORP
filed 2006-08-09
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, the Registrant had outstanding 45,598,812 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2006	September 30, 2005 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,227	$13,167
Short-term investments	122,821	140,387
Accounts receivable, net of allowance for doubtful accounts	6,311	7,156
Inventories	1,252	1,649
Prepaid and other current assets	2,988	3,630

Total current assets	147,599	165,989

Property and equipment, net	2,942	3,116
Other intangible assets, net	6,663	9,323
Other long-term assets	991	757
Goodwill	36,080	36,162

Total assets	$194,275	$215,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,960	$1,696
Accrued compensation and related benefits	5,281	6,071
Current portion of accrual for restructuring liability	809	1,209
Accrued and other current liabilities	3,702	5,213
Current portion of deferred revenue	8,697	6,580

Total current liabilities	20,449	20,769
Deferred revenue, net of current portion	857	1,877
Long-term portion of accrual for restructuring liability, net of current portion	2,366	2,986
Long-term deferred rent	961	1,056

Total liabilities	24,633	26,688

Minority interest	1,145	1,240

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,673,252 and 45,595,618 issued and outstanding at June 30, 2006 and September 30, 2005, respectively	46	46
Additional paid-in capital	419,788	417,763
Deferred employee stock-based compensation	—	(615)
Accumulated deficit	(236,860)	(214,731)
Accumulated other comprehensive loss	(14,477)	(15,044)

Total shareholders’ equity	168,497	187,419

Total liabilities and shareholders’ equity	$194,275	$215,347

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	$4,877	$2,653	$15,046	$12,651
Hardware	4,711	3,124	10,863	9,601
License	—	4,100	—	4,100
Maintenance and support	3,355	2,158	9,598	6,394

Total revenue	12,943	12,035	35,507	32,746

Cost of revenue:
Software	1,426	945	3,577	3,345
Hardware	2,707	1,523	6,453	5,195
License	—	23		23
Maintenance and support	1,093	578	2,797	1,841
Amortization of acquired developed technology	663	237	1,989	1,163
Impairment of acquired developed technology	—	—	—	3,687

Total cost of revenue	5,889	3,306	14,816	15,254

Gross profit	7,054	8,729	20,691	17,492

Operating expenses:
Sales and marketing	6,722	6,846	20,495	21,936
Research and development	4,907	4,353	14,341	13,357
General and administration	2,593	2,529	9,734	8,172
Restructuring expense	20	733	814	1,142
Amortization of acquired intangible assets	123	233	671	859
Impairment of acquired intangible assets	—	—	—	2,352
Write-down of goodwill	—	—	—	9,426
In-process research and development	—	—	—	537

Total operating expenses	14,365	14,694	46,055	57,781

Loss from operations	(7,311)	(5,965)	(25,364)	(40,289)
Other income (expense):
Interest income, net	1,215	1,069	3,330	3,208
Other income (expense), net	938	(683)	(9)	(613)

Total other income, net	2,153	386	3,321	2,595

Loss from operations before income tax and minority interest	(5,158)	(5,579)	(22,043)	(37,694)
Income tax provision	(130)	(12)	(183)	(122)
Minority interest	27	(34)	97	(4)

Net loss	$(5,261)	$(5,625)	$(22,129)	$(37,820)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	$304	$555	$749	(677)
Foreign currency translation (loss) gain	(1,070)	487	(183)	(57)

Comprehensive loss	$(6,027)	$(4,583)	$(21,563)	$(38,554)

Net loss per share	$(0.12)	$(0.13)	$(0.49)	$(0.87)

Shares used to compute basic and diluted net loss per share	45,349	43,632	45,218	43,258

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in Thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss from operations	$(22,129)	$(37,820)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Depreciation and amortization of fixed assets	1,177	1,399
Amortization of acquired developed technology	1,989	1,163
Impairment of acquired developed technology	—	3,687
Amortization of acquired intangible assets	671	859
Impairment of acquired intangible assets	—	2,352
Write-down of goodwill	—	9,426
Amortization of employee stock-based compensation	—	201
FAS 123(R) stock option expense	2,569	—
In-process research and development	—	537
Loss on disposal of property and equipment	160	74
Minority interest	(97)	4
Changes in:
Accounts receivable	1,037	(4,188)
Inventories	464	198
Prepaid and other current assets	682	13
Accounts payable	196	(127)
Accrued compensation and related benefits	(895)	(2,287)
Accrual for restructuring liability	(1,039)	(728)
Accrued and other current liabilities	(888)	405
Deferred revenue	1,005	(3,675)
Deferred rent	(39)	16

Net cash used in operating activities	(15,137)	(28,491)

Cash flows from investing activities:
Purchases of property and equipment	(1,139)	(611)
Purchases of short-term investments	(89,584)	(14,953)
Proceeds from sales and maturities of short-term investments	107,911	61,675
Cash used in acquisitions, net of cash received	(746)	(7,162)
Acquisition of ActivCard S.A. minority interest	—	(59)
Other long-term assets	(216)	(28)

Net cash provided by investing activities	16,226	38,862

Cash flows from financing activities:
Proceeds from sale of common stock	70	2,813
Repayment of short-term borrowings	—	(1,490)

Net cash provided by financing activities	70	1,323

Effect of exchange rate changes	(99)	(19)

Net increase in cash and cash equivalents	1,060	11,675
Cash and cash equivalents, beginning of period	13,167	17,113

Cash and cash equivalents, end of period	$14,227	$28,788

Supplemental disclosures:
Cash paid for interest	$—	$54
Cash paid for income taxes	252	77
Non-cash financing activities:
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$—	$7,023

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

ActivIdentity Corporation (the Company), formerly known as ActivCard Corp. develops and markets digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. The Company ‘s headquarters are located at 6623 Dumbarton Circle, Fremont, California. The Company obtained stockholder approval to change its name at its 2006 Meeting of Stockholders held on February 27, 2006.

2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of Protocom Development Systems Pty. Ltd. (Protocom) are included from the closing date of the acquisition, August 5, 2005. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

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

3. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. Adoption of Issue 05-06 did not have a material effect on the Company’s consolidated financial statements.

4. Stock-Based Compensation

Equity Compensation Plans

Director share warrant plans: From 1995 to 2002, the Company’s predecessor maintained share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Board of Directors. Shares granted under the director share warrant plans vest over four years and have a term of five years. No warrants were granted in any of the periods presented. During the three months ended March 31, 2006, 30,000 warrants at the weighted average exercise price of $6.60 were cancelled following retirement of two of the Company’s directors. During the three months ended June 30, 2006, 135,000 warrants at weighted average exercise price of $8.48 per share expired. The total number of outstanding warrants under the director share warrant plan is 216,500 at June 30, 2006.

Stock Option Plans: The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees.

Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options granted under these plans vest over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant. The difference between the grant price and the fair market value is being amortized over the options vesting period. The Company has made no grants under the stock options plans established prior to 2002 during any of the periods presented.

In August 2002, the Company’s stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on the NASDAQ National Market on the date of grant.

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

Restricted stock and restricted stock units: In June 2004, the Company issued a restricted stock award of 110,000 shares at a purchase price of $0.001 per share as an inducement grant on the hiring of its former chief executive officer. Of these shares 10,000 vested in full upon the executive’s completion of one year of service measured from the date of employment while the remaining 100,000 shares were to vest over four years provided that certain performance measures were achieved. In fiscal 2005, the Company cancelled the stock award of 100,000 shares as the performance targets had not been met. The total amount expensed related to the inducement grant amounted to $54,000.

The Company’s Board of Directors has issued a total of 215,000 shares of restricted stock and restricted stock units as of June 30, 2006 to the Company’s executive officers and directors pursuant to the 2004 Plan. 110,000 restricted stock units were granted at no cost to the board members and vest monthly over one to three years. 55,000 restricted stock units were granted at no cost to executive officers in 2004, one-third of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 shares of restricted stock were granted to the Company’s new chief financial officer in 2006 at $0.001 per share, one-fourth of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months. The total compensation expense related to the restricted stock granted to the Company’s chief financial officer of $175,000 is being amortized over the vesting period.

Adoption of SFAS 123(R)

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize such cost as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France. The weighted average estimated forfeiture rate for grants made during the three and nine months ended June 30, 2006 of approximately 20.4% and 22.8%, respectively, were based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended June 30, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes Merton option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes Merton model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Risk-free interest rate	4.55% - 4.56%	4.55% - 4.56%
Expected life (years)	4.80 - 5.40	4.00 - 5.40
Expected volatility	50.1% - 55.00%	49.3% - 55.0%
Weighted average expected volatility	51.32%	50.89%

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three and nine months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Cost of sales—software	$27	$87
Cost of sales—hardware	6	17
Cost of sales—support and maintenance	18	58

Stock-based compensation expense included in cost of sales	51	162

Research and development	198	668
Sales and marketing	101	363
General and administrative	339	1,376

Stock-based compensation expense included in operating expenses	638	2,407

Stock-based compensation expense related to employee stock options	$689	$2,569

The table below reflects net income and basic and diluted net income per share for the three and nine months ended June 30, 2006 compared with the pro forma information for the three and nine months ended June 30, 2005 as follows (in thousands, except per-share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net loss—as reported for the prior period(1)	N/A	$(5,625)	N/A	$(37,820)
Stock-based compensation expense related to employee stock options (2)	(689)	(1,124)	(2,569)	(3,817)

Net loss, including the effect of stock-based compensation expense(3)	$(5,261)	$(6,749)	$(22,129)	$(41,637)

Basic and diluted net income per share—as reported for the prior period (1)		$(0.13)		$(0.87)

Basic and diluted net income per share, including the effect of stock-based compensation expense(3)	$(0.12)	$(0.61)	$(0.49)	$(0.96)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

A summary of option and warrant activity under the Company’s stock equity plans during the nine months ended June 30, 2006 is as follows:

	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Options and warrants
Outstanding at September 30, 2005	6,203	$8.68	6.10	$204
Granted	2,805	3.89
Exercised	(42)	1.67
Cancelled	(2,213)	7.00

Outstanding at June 30, 2006	6,753	$7.37	5.98	$1,610

Vested or expected to vest at June 30, 2006	5,581	$7.96	5.49	$891

Exercisable at June 30, 2006	3,020	$10.38	3.56	$5

A summary of the status of the Company’s restricted stock and restricted stock units as of September 30, 2005 and changes during the nine months ended June 30, 2006 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2005	82	$7.89
Granted	100	3.42
Vested	(66)	6.77
Cancelled	(28)	5.81

Nonvested at June 30, 2006	88	$4.69

The following table summarizes significant ranges of outstanding and exercisable options and warrants as of June 30, 2006.

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number (in Thousands)	Weighted Average Exercise Price
$3.30 - 5.00	2,673	8.01	$3.97	15	$4.40
$5.31 -6.82	1,574	5.43	6.46	1,018	6.50
$7.10 - 8.95	1,452	5.78	7.87	971	7.65
$9.04 - 9.99	268	4.01	9.29	230	9.27
$10.89 - 19.75	622	1.26	17.12	622	17.12
$23.37 - 32.80	164	1.03	27.09	164	27.09

$3.30 - 32.80	6,753	5.98	$7.37	3,020	$10.38

The weighted-average grant-date fair value of options and restricted stock units granted during the three and nine months ended June 30, 2006, was $2.12 and $1.93, respectively. The total intrinsic value of options and restricted stock units exercised during the three months and nine months ended June 30, 2006 was approximately $25,000 and $312,000, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $584,000 and $2.3 million, respectively, for the three and nine months ended June 30, 2006. As of June 30, 2006, total unrecognized compensation costs related to nonvested stock options was $5.3 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.73 years.

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

	Three Months Ended March 31, 2005	Nine Months Ended June 30, 2005
Risk-free interest rate	3.7%	3.4%
Expected life (years)	4.0	4.0
Expected volatility	45%	45%

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss, as reported	$(5,625)	$(37,820)
Add: Employee stock-based compensation expense included in reported net loss	89	201
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,213)	(4,018)

Pro forma net loss	$(6,749)	$(41,637)

Basic and diluted net loss per share, as reported	$(0.13)	$(0.87)

Basic and diluted net loss per share, pro forma	$(0.15)	$(0.96)

Shares used to compute basic and diluted loss per share	43,632	43,258

5. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2005	$207
Amounts charged to expense	268
Recoveries	(145)
Impact of exchange rate	31

Balance, June 30, 2006	$361

One customer accounted for 13% of accounts receivable as of June 30, 2006. One customer accounted for 20% of accounts receivable as of September 30, 2005.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Customer A	13%	—	12%	—
Customer B	—	34%	—	13%
Customer C	—	—	—	13%

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	September 30, 2005
Components	$457	$472
Finished goods	795	1,177

	$1,252	$1,649

7. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	June 30, 2006
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$15,294	$9,171	$6,123
Customer relationships	2,028	1,488	540
Patents	661	661	—

	$17,983	$11,320	$6,663

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$15,294	$7,182	$8,112
Customer relationships	2,028	817	1,211
Patents	661	661	—

	$17,983	$8,660	$9,323

Estimated future amortization of other intangible assets is as follows (in thousands):

	Acquired developed technology	Customer relationships
Fiscal years ending September 30,
2006 (remaining three months)	$625	$48
2007	2,282	187
2008	1,714	165
2009	1,502	140

	$6,123	$540

8. Goodwill

During the three and nine months ended June 30, 2006 goodwill attributable to the Protocom acquisition of August 5, 2005 was increased by approximately $45,000 and decreased by approximately $82,000, respectively, as a result of purchase price adjustments due to changes in certain pre-acquisition assets and liabilities.

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

9. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2005	$99
Warranty costs incurred	(10)
Additions related to current period sales	88
Impact of exchange rates	9

Balance, June 30, 2006	$186

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

10. Restructuring and Business Realignment Expenses

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

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities and the estimated remaining restructuring liability was increased by $87,000 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.8 million as of June 30, 2006, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company has recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. All 109 employees had been terminated as of December 31, 2004, of whom 19 were in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the three months ended March 31, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $218,000 as of June 30, 2006, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London by September 30, 2005 and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming current market lease rates and vacancy periods. Cash payment for the remaining liability for facility exit activities of $38,000 as of June 30, 2006 will be made over the remaining life of the lease ending August 2006. Cash payments related to workforce reduction are expected to be completed by September 30, 2006.

2006 Restructuring

In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions and recorded a restructuring charge of $532,000 for workforce reduction In January 2006, the Company recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, the Company vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. Cash payments for the remaining liability of $38,000 for facility exit activities as of June 30, 2006 will be made over the remaining life of the lease ending August 2006.

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring Facility Costs	2004 Restructuring		2005 Restructuring		2006 Restructuring		Total
		Workforce Reduction	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Workforce Reduction	Facility Exit Costs
Balances, September 30, 2004	$3,998	$482	$387	$—	$—	$—	$—	$4,867
Provision for restructuring expenses	—	—	—	1,924	206	—	—	2,130
Adjustments to accruals for changes in estimates	87	—	265	—	—	—	—	352
Cash payments	(795)	(495)	(318)	(1,568)	—	—	—	(3,176)
Impact of exchange rates	—	13	39	(25)	(5)	—	—	22

Balances, September 30, 2005	3,290	—	373	331	201	—	—	4,195
Provision for restructuring expenses	—	—	—	—	—	532	—	532
Cash payments	(191)	—	(80)	(248)	(54)	(294)	—	(867)
Impact of exchange rates	—	—	(2)	(1)	(5)	(3)	—	(11)

Balances, December 31, 2005	3,099	—	291	82	142	235	—	3,849
Provision for restructuring expenses	—	—	—	—	—	148	127	275
Adjustments to accruals for changes in estimates	—	—	(13)	—	—	—	—	(13)
Cash payments	(141)	—	(43)	(1)	(54)	(316)	(36)	(591)
Impact of exchange rates	—	—		3	2	3	(1)	7

Balances, March 31, 2006	2,958	—	235	84	90	70	90	3,527
Provision for restructuring expenses	—	—	—	—	—	—	—	—
Adjustments to accruals for changes in estimates	—	—	—	(11)	—	31	—	20
Cash payments	(141)	—	(27)	(13)	(56)	(95)	(56)	(388)
Impact of exchange rates	—	—	10	4	4	(6)	4	16

Balances, June 30, 2006	2,817	—	218	64	38	—	38	3,175
Less current portion	(558)	—	(111)	(64)	(38)	—	(38)	(809)

Long-term portion	$2,259	$—	$107	$—	$—	$—	$—	$2,366

11. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(5,261)	$(5,625)	$(22,129)	$(37,820)

Denominator:
Weighted average number of shares outstanding	45,349	43,632	45,218	43,258

Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.49)	$(0.87)

For the above periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, that were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. Weighted average common share equivalents, consisting of stock options and restricted stock units outstanding, excluded from the calculation of diluted net loss per share were 343,000 and 365,000 in the three months ended June 30, 2006 and 2005, respectively, and 228,000 and 631,000 for the nine months ended June 30, 2006 and 2005, respectively.

12. Contingencies

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at June 30, 2006 or September 30, 2005.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at June 30, 2006 or September 30, 2005.

13. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended June 30, 2006
Total revenue	$5,434	$6,366	$1,143	$12,943
Loss from operations	(4,314)	(1,641)	(1,356)	(7,311)
Capital expenditures	421	90	109	620
Depreciation and amortization	158	135	80	373
Three months ended June 30, 2005
Total revenue	7,011	4,741	283	12,035
Loss from operations	(1,442)	(4,474)	(49)	(5,965)
Capital expenditures	29	24	3	56
Depreciation and amortization	199	180	1	380
Nine months ended June 30, 2006
Total revenue	14,220	18,500	2,787	35,507
Loss from operations	(16,724)	(4,537)	(4,103)	(25,364)
Capital expenditures	631	219	289	1,139
Depreciation and amortization	517	425	235	1,177
Nine months ended June 30, 2005
Total revenue	17,690	13,613	1,443	32,746
Income (loss) from operations	(10,962)	(29,344)	17	(40,289)
Capital expenditures	247	352	12	611
Depreciation and amortization	609	789	1	1,399
June 30, 2006
Goodwill	8,699	6,550	20,831	36,080
Long-lived assets	2,602	1,646	6,348	10,596
Total assets	147,019	17,820	29,436	194,275
September 30, 2005
Goodwill	8,699	6,550	20,913	36,162
Long-lived assets	2,435	3,039	7,722	13,196
Total assets	165,249	17,610	32,488	215,347

14. Subsequent Events

On July 6, 2006, ActivIdentity Corporation (the “Company”) entered into a patent purchase and assignment agreement for the purchase and assignment of certain patents, patent applications and related intellectual property rights for a purchase price of €3.2 million (approximately $4.1 million). The Company acquired the patents and related rights to complement its patent portfolio and enhance its patent position in the area of digital identity management.

In August 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom), for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of our common stock under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on our calculations of revenues that are credited to this earn-out right, we have concluded that the revenue targets have not been met and no additional consideration is owed. We have 90 days from June 30th to provide our detailed revenue calculations to the former Protocom stockholders and, pursuant to the acquisition agreement, they have 30 days to review the calculations. If they disagree with our calculations, they can require an audit by an independent audit firm. It is possible that the final calculations will not be agreed upon until the first quarter of fiscal 2007. Our consolidated financial statements include results of operations of Protocom from the closing date of acquisition of August 5, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

ActivIdentity is a global leader in digital identity assurance solutions that allow customers to issue, use and manage trusted digital identities to enable secure transactions, communication and access to information. Our solutions include secure remote access, enterprise single sign-on, enterprise access cards, and multi-channel identification and verification. We provide software and hardware products that authenticate the user to a network, a system, applications or a facility. Our products provide authentication through different security devices, such as smart cards, tokens, biometric devices, mobile phones, and personal digital assistants. This enables organizations to confirm identities before granting access to computer networks, applications, and physical locations. Globally, over millions of users at corporations, government agencies, and financial institutions use our solutions to safely and efficiently interact electronically.

Significant events

Our financial results for the three and nine months ended June 30, 2006 and 2005, respectively, were affected by certain significant events that should be considered in comparing the periods presented.

Restructurings: We have restructured and re-aligned portions of our business in January 2006, December 2005, July 2005, April 2005, March 2004, March 2003 and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses. We recorded charges of $20,000 and $814,000 related to the 2006 restructuring in the three and nine months ended June 30, 2006, respectively. We will be required to pay restructuring liabilities of approximately $3.1 million related to the restructured facilities over the remaining term of the leases ending between August 2006 and February 2011. Additionally, we anticipate paying approximately $64,000 related to the reduction in workforce by September 30, 2006.

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

Protocom Development Systems Pty. Ltd.: In August 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom), for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of our common stock under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on our calculations of revenues that are credited to this earn-out right, we have concluded that the revenue targets have not been met and no additional consideration is owed. We have 90 days from June 30th to provide our detailed revenue calculations to the former Protocom stockholders and, pursuant to the acquisition agreement, they have 30 days to review the calculations. If they disagree with our calculations, they can require an audit by an independent audit firm. It is possible that the final calculations will not be agreed upon until the first quarter of fiscal 2007. Our consolidated financial statements include results of operations of Protocom from the closing date of acquisition of August 5, 2005.

Results of operations

Revenue

Total revenue, period-over-period changes and mix by type are as follows (dollars in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	Percentage Change	Nine Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2006	2005			2006	2005
Software	$4,877	$2,653	$2,224	84%	$15,046	$12,651	$2,395	19%
Hardware	4,711	3,124	1,587	51%	10,863	9,601	1,262	13%
License	—	4,100	(4,100)	-100%	—	4,100	(4,100)	-100%
Maintenance and support	3,355	2,158	1,197	55%	9,598	6,394	3,204	50%

Total revenue	$12,943	$12,035	$908	8%	$35,507	$32,746	$2,761	8%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Software	38%	22%	42%	39%
Hardware	36%	26%	31%	29%
License	0%	34%	0%	12%
Maintenance and support	26%	18%	27%	20%

	100%	100%	100%	100%

Software revenue is comprised of sales of standard software and professional services associated with customization, installation and integration. The increase in software revenue in the three and nine months ended June 30, 2006 was primarily due to the inclusion of Protocom’s enterprise software revenue, which was somewhat offset by absence of large software license sales to the various departments of U.S government during the 2006 fiscal year. Protocom’s software license revenue was approximately $1.9 million and $5.8 million, respectively, during the three and nine months ended June 30, 2006.

Hardware revenue is comprised of tokens, readers, smart cards and related equipment. The increase in hardware revenue in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to $1.1 million increase in shipments of tokens to the financial sector in Europe and approximately $500,000 increase in reader sales. Increases in token shipments of $2.6 million and readers of $200,000 were offset by declines of $850,000 and $680,000 of smartcards and biometric products, respectively, during the nine months ended June 30, 2006 compared to the same period in the prior year.

License revenue of $4.1 million in the three months ended June 30, 2005 represents a one-time license fee for certain patents.

Maintenance and support revenue consists of maintenance and training. The increase in maintenance and support revenue in the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005 is primarily due to maintenance contract renewals from a growing installed base of customers and the inclusion of approximately $846,000 and $2.5 million of Protocom maintenance revenue, respectively, during the three and nine months ended June 30, 2006.

Period-over-period changes in revenue by geography and as a percentage of total revenue, is as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Percentage Change	Nine Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2006	2005			2006	2005
North America	$5,434	$7,011	$(1,577)	-22%	$14,220	$17,690	$(3,470)	-20%
Europe	6,366	4,741	1,625	34%	18,500	13,613	4,887	36%
Asia Pacific	1,143	283	860	304%	2,787	1,443	1,344	93%

Total revenue	$12,943	$12,035	$908	8%	$35,507	$32,746	$2,761	8%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
North America	42%	58%	40%	54%
Europe	49%	40%	52%	42%
Asia Pacific	9%	2%	8%	4%

	100%	100%	100%	100%

The decrease in revenue in North America in the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005 is primarily a result of the $4.1 million non-recurring license revenue sale in North America during the three months ended June 30, 2005 and decreased sales to the U.S. government, partially offset by inclusion of Protocom enterprise software revenue and an increase in maintenance and support revenues across various markets.

European revenues in the fiscal 2006 periods were higher in fiscal 2006 than fiscal 2005 due to two factors. The first was the strong growth in the financial sector resulting from sales of tokens. One major customer in this space showed an increase in year over year revenue of $1.4 million on a year to date basis. The second factor was the contribution of revenue resulting from the Protocom acquisition.

Asia Pacific revenue showed significant growth on a small base. This was the result of revenue derived from the Protocom acquisition as well as a large sale of hardware to one customer in Japan.

Hardware and software revenue by customer type as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Enterprise	56%	49%	57%	50%
Financial	24%	31%	28%	18%
Government	20%	20%	15%	32%

	100%	100%	100%	100%

The increase in the enterprise section during the three and nine months ended June 30, 2006 when compared to prior year was mainly attributable to the inclusion of Protocom’s software licensing and maintenance and support revenue and to securing other large accounts. Revenue from the financial sector increased significantly in the nine-month period ended June 30, 2006 compared to the nine-month period ended June 30, 2005 due to an increased level of token shipments to the financial sector in Europe and a large software license agreement with a European bank during the second fiscal quarter of 2006. Revenue from the government sector declined in the nine month period ended June 30, 2006 compared to the nine month period ended June 30, 2005 as a result of delay of significant new orders from the U.S. Government due to the timing, funding and execution uncertainty surrounding the Homeland Security Presidential Directive #12 act, as well as the seasonal nature of purchasing by government agencies.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	Percentage Change	Nine Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2006	2005			2006	2005
Cost of software revenue	$1,426	$945	$481	51%	$3,577	$3,345	$232	7%
As % of software revenue	29%	36%			24%	26%
Cost of hardware revenue	2,707	1,523	1,184	78%	6,453	5,195	1,258	24%
As % of hardware revenue	57%	49%			59%	54%
Cost of license revenue	—	23	(23)	-100%		23	(23)	-100%
As % of license revenue	—	1%				1%
Cost of maintenance and support revenue	1,093	578	515	89%	2,797	1,841	956	52%
As % of maintenance and support revenue	33%	27%			29%	29%
Amortization of developed technology	663	237	426	180%	1,989	1,163	826	71%
Impairment of developed technology	—	—	—		—	3,687	(3,687)	-100%

Total cost of revenue	$5,889	$3,306	$2,583	78%	$14,816	$15,254	$(438)	-3%

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and professional services associated with customization, integration and installation services. The increase during the three and nine months ended June 30, 2006 in the cost of software revenue in absolute dollars is a result of the increased software revenue during both periods. The decrease as a percentage of software revenue resulted primarily from decrease in sales of professional services related to customized software products and relative increase in sales of standard software with lower cost. Additionally, $27,000 and $87,000 of the increase in cost of software revenue is attributable to stock-based compensation charge recorded during the three and nine months ended June 30, 2006, respectively, subsequent to our adoption of SFAS 123 (R).

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products, logistics, operations, and adjustments to reserves for warranty and inventory. Our smart card and reader revenues reflect products manufactured for us by original equipment manufacturers, and, accordingly, have lower margins, compared to tokens that are manufactured for us by contract manufacturers and yield higher gross margins. Cost of hardware revenue as a percentage of related hardware revenue increased to 57% and 59%, respectively, in the three and nine months ended June 30, 2006 from 49% and 54% in the three and nine months ended June 30, 2005, respectively, primarily due to downward competitive pressure on our sale price. The impact on margins was somewhat offset by cost reductions achieved in part through higher volumes and lower cost due to improved design efficiencies. Additionally, cost of hardware revenue increased due to $6,000 and $19,000 of additional stock-based compensation during the three and nine months ended June 30, 2006, respectively, subsequent to our adoption of SFAS 123 (R).

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue increased in absolute dollars during the three and nine months ended June 30, 2006 when compared to prior year primarily due to higher headcount required for the support of the Protocom single-sign-on products, as well as the support required for a growing installed base. The cost of maintenance and support revenue as a percentage of the related revenues remained constant during the nine months ended June 30, 2006 when compared to the same period in prior year. Additionally, cost of maintenance and support revenue increased due to $13,000 and $62,000 of an additional stock-based compensation charge recorded during the three and nine months ended June 30, 2006, respectively, subsequent to our adoption of SFAS 123 (R).

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Sales and marketing	$6,722	$6,846	$20,495	$21,936
% change from comparable period	-2%		-7%
As % of total revenue	52%	57%	58%	67%
Headcount (1)	114	99

(1)	Excludes 19 and 12 customer support employees at June 30, 2006 and 2005, respectively.

The decrease in sales and marketing expenses during the three months ended June 30, 2006, when compared to the same period in the prior year, resulted principally from $766,000 decrease in expenditures related to sales promotion activities, $115,000 lower travel expenses, partially offset by $697,000 higher headcount related expense and $60,000 higher additional stock-based compensation expense subsequent to our adoption of SFAS 123(R). The decrease in sales and marketing expenses during the nine months ended June 30, 2006 when compared to the same period in the prior year resulted principally from reductions of $443,000 in commissions, $710,000 in marketing programs and $250,000 in sales promotions expense and $171,000 decrease in travel expense, partially offset by a $394 ,000 increase in additional stock-based compensation expense subsequent to our adoption of SFAS 123(R). The acquisition of Protocom added 35 sales and marketing employees. This addition was partially offset by our 2005 and 2006 restructurings, which terminated the employment of 18 employees in the sales and marketing functions subsequent to the acquisition of Protocom.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Research and development	$4,907	$4,353	$14,341	$13,357
% change from comparable period	13%		7%
As % of total revenue	38%	36%	40%	41%
Headcount	133	112

The increase in research and development expenses in the three months ended June 30, 2006, when compared to the same period in the prior year, was due to increased headcount and related expense, severance and $168,000 in increased additional stock-based compensation expense subsequent to our adoption of SFAS 123(R). The increase in headcount was required to support and develop the existing software portfolio. The increase in research and development expenses in the nine months ended June 30, 2006, when compared to the prior year was due to $439,000 increase in outsourcing and $666,000 in additional stock-based compensation subsequent to our adoption of SFAS 123(R), offset by $196,000 lower spending for salaries and benefits and $122,000 lower facilities expense as a result of our 2005 restructuring. The acquisition of Protocom added 29 research and development employees. This addition was partially offset by our 2005 and 2006 restructurings that terminated employment of 22 employees in research and development subsequent to the acquisition of Protocom.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
General and administration	$2,593	$2,529	$9,734	$8,172
% change from comparable period	3%		19%
As % of total revenue	20%	21%	27%	25%
Headcount	40	37

General and administrative expenses increased in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 mainly due to a $325,000 increase in additional stock-based compensation subsequent to our adoption of SFAS 123(R), partially offset by lower expenses for contract labor and outside services. The increase in the nine months ended June 30, 2006, when compared to the same period in the prior year, resulted primarily from a $1.1 million increase in additional stock-based compensation subsequent to our adoption of SFAS 123(R) and $300,000 increase in costs associated with our audit fees, mainly associated with Sarbanes-Oxley Act compliance, partially offset by lower legal expenses during the quarter ended December 31, 2005. On an annual basis we expect that our Sarbanes-Oxley Act compliance costs will remain relatively constant in fiscal 2006 when compared to fiscal 2005.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three and nine months ended June 30, 2006, we recorded net restructuring charges of $20,000 and $814,000, respectively, for facility exit costs, severance, benefits and other costs related to a reduction in headcount, associated with the December 2006 restructuring. As part of the 2006 restructuring, we terminated the employment of 12 employees, of whom three were in sales and marketing, seven in research and development and two in general and administrative functions.

Though we do not expect to incur any significant additional charges related to our previous restructurings, a change in the estimated sublease income from, or time required to sublease our exited facilities, or any other changes could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization decreased to $123,000 and $671,000 in the three and nine months ended June 30, 2006, from $233,000 and $859,000 in the three and nine months ended

June 30, 2005 primarily due to the $2.4 million impairment charge recorded during the three months ended March 31, 2005 related to Aspace, offset by the additional amortization of intangible assets capitalized as part of the acquisition of Protocom.

In-process research and development

No in-process research and development charges were recorded in the three or nine months ended June 30, 2006. In the three months ended December 30, 2004, a total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the uniqueness of the technology, the extent of Aspace’s familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

Other income (expenses)

Other income (expense) consists of interest income on our cash, cash equivalents, and short-term investments, gains or losses on foreign exchange transactions, and mark-to-market adjustments on our deferred compensation plan assets. Interest income, net, increased by $146,000 and $122,000, respectively, in the three and nine months ended June 30, 2006 when compared to the same periods in prior year. While our short-term investments balance has decreased, we have earned a higher average yield on our short-term investment portfolio. Other expense, net is comprised primarily of foreign exchange losses and gains.

Income taxes

Income taxes in all periods represent minimum taxes payable in various U.S. jurisdictions and income taxes payable in foreign jurisdictions. Income tax expenses were $130,000 and $12,000 in the three months ended June 30, 2006 and 2005, respectively, and $183,000 and $122,000 in the nine months ended June 30, 2006 and 2005, respectively. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not currently consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

Minority interest represents the minority interest share in the consolidated net income of ActivIdentity Europe S.A.

Liquidity and capital resources

As of June 30, 2006, we had cash, cash equivalents, and short-term investments of $137.0 million, a decrease of $16.5 million from September 30, 2005, primarily due to the use of $15.1 million in operating activities.

Cash used in operations was $15.1 million in the nine months ended June 30, 2006 compared to $28.5 million in the nine months ended June 30, 2005. In the nine months ended June 30, 2006, our net loss was $22.1 million, including non-cash charges totaling $6.5 million, primarily related to depreciation and amortization and additional employee stock-based compensation. Contributing to the use of cash were decreases in accrued benefits, restructuring and other current liabilities of $2.8 million. Decreases in accounts receivable of $1.0 million, inventories of $464,000, and prepaid and other current assets of $682,000 and increases in deferred revenue of $1.0 million provided cash during the period. The reduction in accounts receivable balance at June 30, 2006 is attributable to more effective collections, which resulted in an improvement of days of sales outstanding during the third quarter of fiscal 2006 to 44 days from 68 days during the fourth quarter of fiscal 2005. In the nine months ended June 30, 2005, our net loss was $37.8 million, including non-cash charges totaling $19.7 million, primarily related to impairment of goodwill, write-down of acquired intangible assets, depreciation and amortization, an in-process research and development charge related to the acquisition of the remaining 51% of Aspace, and amortization of employee stock-based compensation. Contributing to the use of cash was an increase in accounts receivable of $4.2 million, a reduction in deferred revenue of $3.7 million and a decrease in liabilities of $2.7 million, primarily accrued compensation related to payment of calendar 2004 bonuses and the termination of the deferred compensation plan.

Investing activities in the nine months ended June 30, 2006 generated net cash of $16.2 million from the proceeds of sales or maturities of short-term investments of $107.9 million offset by use of cash of $89.6 million for the purchases of short-term investment and $746,000 for acquisition related expenses. Investing activities in the nine months ended June 30, 2005 generated net cash of $38.9 million from the proceeds of sales or maturities of short-term investments of $61.7 million offset by use of cash of $15.0 million for the purchases of short-term investments and $7.2 million in the acquisition of the remaining 51% of Aspace. Purchases of property and equipment used $1.1 million and $611,000 million of cash in the nine months ended June 30, 2006 and 2005, respectively.

Financing activities provided net cash of $70,000 in the nine months ended June 30, 2006 from the issuance of common stock upon the exercise of stock options. Financing activities provided net cash of $1.3 million in the nine months ended June 30, 2005 from the issuance of common stock from the exercise of stock options, rights, and warrants of $2.8 million offset by the repayment of Aspace short-term borrowings of $1.5 million.

We believe that our cash and cash equivalent and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, in the ordinary course of business, we evaluate potential acquisitions of business, products, or technologies. A portion of our cash may be used to acquire or invest in businesses or products or to acquire or obtain the right to use complementary technologies.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	13,628	840	5,990	5,677	1,121

(1)	Represents remaining three months of fiscal year.

(2)	Operating lease payments are exclusive of expected sublease income.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

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

Adoption of SFAS 123(R)

On October 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal 2006. Our Consolidated Financial Statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first nine months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted average estimated forfeiture rates for grants made during the three and nine months ended June 30, 2006 of approximately 20% and 23%, respectively, were based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The total expense recognized as stock-based compensation expense for the three and nine months ended June 30, 2006 was $687,000 million and $2.6 million, respectively. The unamortized compensation expense at June 30, 2006 amounted to $5.3 million, which is amortized over a weighted-average vesting period of 3.7 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and estimates and judgments routinely require adjustments, therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Doubtful Accounts—We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Inventory Valuation—We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets—We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•	Other Intangible Assets—We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. When we conduct our annual evaluation of other intangible assets as of December 1, or if in the interim impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in fiscal years 2005, 2004 and 2003. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

•	Goodwill—Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the test could result in an impairment of goodwill charge in the quarter ending December 31, 2006 in connection with the annual evaluation or in an earlier period if any interim impairment indicators are present.

•	Restructuring Expense—In connection with our restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. We have recorded adjustments associated with the change in our estimate for future sublease income and reduction of workforce in the three and nine months ended June 30, 2006 and in fiscal 2005.

•	Sales Warranty Reserve—We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

•	Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes Merton model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

During the three and nine months ended June 30, 2006, approximately 70% and 68%, respectively, of total sales were invoiced in U.S. dollars. During the three and nine months ended June 30, 2005, approximately 73% and 66%, respectively, of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, including the Australian dollar, British pound, Canadian dollar, Euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At June 30, 2006, we held $14.2 million of cash and cash equivalents and $122.8 million in short-term investments for a total of $137.0 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Based on our cash, cash equivalents and short-term investments at June 30, 2006, a hypothetical 10% change in interest rates would increase/decrease our annual interest income by approximately $400,000.

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

As defined by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has determined that, pursuant to this definition, material weaknesses exist in the Company’s internal control over financial reporting as follows:

•	Pro forma stock-based compensation—In the determination of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company used certain software. Management failed to establish controls around the capabilities of the software to properly account for forfeitures as required by SFAS No. 123, resulting in the understatement of pro forma expenses. As a result of the error, the Company was required to correct the pro forma expense as disclosed in the financial statements for the year ended September 30, 2005 and restate pro forma expense for the nine months ended September 30, 2004. Although the correction of the error did not result in any changes to the consolidated balance sheet, statement of operations, equity, or cash flows during fiscal 2005 and 2004, it resulted in an adjustment to the pro forma stock-based compensation note to our financial statements.

•	Income taxes—Management did not have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s disclosures in this area for fiscal 2005. The lack of adequate technical expertise resulted in a material error in the Company’s accounting and disclosure of a deferred income tax liability, which was identified during the course of the Company’s fiscal 2005 audit. This error resulted in the Company under-recording deferred income tax liability for other intangible assets capitalized in the Company’s acquisition and as disclosed in the note for income taxes. As a result of the error, the Company was required to correct the deferred tax liability as disclosed in the financial statements as of September 30, 2005. Although the correction of the error did not result in any changes to the consolidated balance sheets, statement of operations, or cash flows, during fiscal 2005, it resulted in an adjustment to the disclosures related to the deferred income tax assets and liability in the notes to the financial statements.

•	Segregation of duties—Management has determined that a number of duties have not been segregated properly in the Company’s procedures to purchase and pay for goods and services and process payroll. In particular, an individual was able to process and authorize purchases of goods and services without any preventive controls. Similarly, an individual was able to process and authorize payroll without any preventive controls. In combination these deficiencies in segregation of duties constituted a material weakness, even though certain compensating controls existed during the fiscal year. The lack of segregation of duties resulted from the shortage of accounting and administrative personnel in the corporate finance group. The lack of segregation of duties did not result in any misstatement in the consolidated balance sheet, statement of operations, equity, or cash flows, during fiscal 2005.

(b) There was no change in our internal control over financial reporting during our quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1:	Legal Proceedings

From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

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

We have not achieved profitability on an operating basis and we may incur operating losses for the foreseeable future. In fiscal 2005 and the three and nine months ended June 30, 2006, we incurred losses of approximately $47.9 million, $5.3 million and $22.1 million, respectively. As of June 30, 2006, our accumulated deficit was $236.9 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

We will need to achieve significant incremental revenue growth and contain or reduce costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will grow.

Our cost-reduction initiatives may not result in the anticipated savings or more efficient operations and may harm our long-term viability.

We instituted cost-cutting measures as recently as December, April and July 2005 with a planned reduction of approximately 4%, 10% and 13% of our total workforce, respectively, and incurred an aggregate restructuring charge of $20,000 and $814,000 in the three and nine months ended June 30, 2006, respectively, and $2.5 million in fiscal 2005. Similarly we restructured our business in fiscal 2004, and 2003 and recorded restructuring charges of $3.5 million in the nine months ended September 30, 2004, and $1.5 million in the year ended December 31, 2003 in connection with these restructurings to streamline operations, improve efficiency, and reduce costs.

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

As of June 30, 2006, we had $6.7 million of other intangible assets and $36.1 million of goodwill, accounting for approximately 22% of our total assets. The management performed the annual impairment evaluation of goodwill as of December 1, 2005 and determined that no goodwill impairment existed as of that date. However, certain financial assumptions that were used in the annual impairment evaluation are subject to variability and we may need to perform a similar analysis prior to our next annual test, which could result in an impairment of goodwill. Also, if the enterprise value at December 1, 2006 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the annual evaluation could result in an impairment of goodwill charge in the quarter ending December 31, 2006.

If the members of our management team are unable to work together effectively or if there is additional turnover in senior management, our ability to manage and expand our business will suffer.

Our management team has changed significantly in the past nine months. In February 2006, we appointed Mark Lustig as our Chief Financial Officer to replace Ragu Bhargava, our former Senior Vice President and Chief Financial Officer who resigned in December 2005. In February 2006 we appointed Jason Hart, our former Senior Vice President, Sales and Marketing, as our Chief Executive Officer to replace Ben C. Barnes, our former Chief Executive Officer, who resigned in February 2006. At the same time, Thomas Jahn, our former Chief Restructuring and Integration Officer, was appointed as our Chief Operating Officer. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley (SOX) Act of 2002, new Securities and Exchange Commission regulations, and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. We spent approximately $2.1 million on our SOX compliance effort in fiscal 2005 and $1.7 million in the first nine months of fiscal 2006 and expect to continue to spend at similar levels during the remainder of our fiscal 2006. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

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

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and in fiscal 2005 there was a high concentration of revenue through a number of system integrators to the U.S. government. Many of our contracts with our significant channel partners are short-term. One customer accounted for approximately 13% and 12% of our total revenue during the three and nine months ended June 30, 2006. One customer accounted for 34% of our total revenue during three months ended June 30, 2005 and two customers accounted for 13% each during the nine months ended June 30, 2006. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12 our government business has declined significantly from 29% of revenue in the nine months ended June 30, 2005 to 15% in the nine months ended June 30, 2006.

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

Purchasing decisions for our products and systems may be subject to delay due to many factors that are outside of our control, such as:

•	Political and economic uncertainties;

•	Time required for a prospective customer to recognize the need for our products;

•	Time and complexity for us to assess and determine a prospective customer’s IT environment;

•	Significant expense of digital identity products and network systems;

•	Customer’s requirement for customized features and functionalities;

•	Turnover of key personnel at existing and prospective customers;

•	Customer’s internal budgeting process; and

•	Customer’s internal procedures for the approval of large purchases.

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

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. The pending acquisition of RSA Security, Inc. by EMC Corporation is expected to create a stronger competitive environment for us and may result in the broader adoption of their platforms and systems, which compete with ours.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During three and nine months ended June 30, 2006 and the year ended September 30, 2005, markets outside of North America accounted for 58%, 60% and 47%, respectively, of total revenue.

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

The two companies we acquired in fiscal 2005 have IT systems that are incompatible with our systems. These acquisitions have resulted in a need to upgrade our operational, financial, and management information systems. In particular, we will be required to improve our accounting and financial reporting systems in order to accommodate our growth and expansion of options abroad. To meet these challenges, we implemented a new customer relationship management system in fiscal 2005, and are continuing the process of modifying and refining it to better meet our needs. We have begun implementing a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting our financial information, during fiscal 2006. While we believe that these improvements and systems, once fully implemented, will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure to properly implement, or errors in any of these systems could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

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

If we are unable to enter into cooperative arrangements in the future or if we lose any of our current strategic or cooperative relationships, our business could be adversely affected. We do not control the time and esources devoted to such activities by parties with whom we have relationships. In addition, we may not have the resources available to satisfy our commitments, which may adversely affect these relationships. These relationships may not continue, may not be commercially successful, or may require the expenditure of significant financial, personnel, and administrative resources from time to time. Further, certain of our products and services compete with the products and services of our strategic partners, which may adversely affect our relationships with these partners, which could adversely affect our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Note applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 9th day of August 2006.

ActivIdentity Corporation

By:	/S/ MARK LUSTIG
Mark Lustig
Chief Financial Officer