Form 10-K
period 2006-09-30
ACTIVIDENTITY CORP
filed 2006-12-29
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

ACTIVIDENTITY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	45-0485038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6623 Dumbarton Circle, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 574-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock, $0.001 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 31, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $182.4 million based upon the closing sales price of the common stock as reported on the Nasdaq Global Market on such date. Shares of the Registrant’s common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2006, the Registrant had outstanding 45,604,062 shares of common stock.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer’s Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders to be held on February 12, 2007.

ACTIVIDENTITY CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2006

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, expected operating results, and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we disclaim any intent to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

ActivIdentity Corporation (formerly known as ActivCard) is a trusted provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide. We provide software and hardware products that enable organizations to issue, manage and use trusted digital identities for secure physical and logical access, secure communications, and legally binding digital transactions.

Our solutions include strong authentication, smart employee ID, single sign on, secure information and transactions, and smart citizen ID. Our products support strong authentication utilizing a range of security devices, such as smart cards, USB tokens, one-time-password (OTP) tokens, soft OTP tokens for mobile phones and personal digital assistants, and proximity badges and biometric devices. This enables organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations. More than 15 million users and 4,000 customers at businesses, government agencies, and financial institutions worldwide rely on solutions from ActivIdentity to safely and efficiently interact electronically.

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

Background

Networks and information systems, including the Internet, allow people, businesses, governments, and other entities to communicate, conduct commerce, and access and share information. Networking technologies have boosted productivity and reduced costs dramatically, by increasing the ability of organizations to provide users access to applications and information. With ActivIdentity identity assurance technologies, enterprises can enable employees and partners to freely exchange information, access applications, and conduct transactions regardless of location while maintaining desirable compliance-level security; government agencies can use the Internet to improve access to services and reduce costs by allowing employees and citizens to access government information, forms, and applications online; and financial organizations can offer customers on-line banking and payment services which provide new levels of convenience while reducing overall costs and maintaining security.

As network usage and electronic transactions continue to expand, so does the potential for unauthorized access due to fraud and identity theft. New threats, such as phishing attacks, are a reminder of the need for trusted digital identification. Phishing is a technique used to gain personal information for purposes of identity theft using fraudulent email messages that appear to come from legitimate businesses requesting personal information.

Historically, organizations have used user names and static passwords as the only method of authenticating users and granting access to their systems. However, with the increase in sophisticated hacker tools used to guess passwords, static passwords provide only a weak layer of security when used alone, and increase the exposure to enterprise information access by unauthorized users. Passwords are not only less secure, but they are expensive to maintain. According to Burton Group, an industry expert, estimates for each password lost or reset by a company’s help desk costs between $25 and $50.

As organizations add new enterprise applications and resources, they must create new accounts for each user that requires the related access. The growth in the number of passwords that a user must memorize and the number of authentication events that occur during a business day can frustrate users, often resulting in users reusing old passwords, forgetting passwords, writing passwords down, creating simplistic passwords, and sharing passwords to help others gain access.

As businesses move their processes online and extend the enterprise’s boundary beyond corporate firewalls, the need to ensure secure and controlled access increases dramatically. Additionally, to realize the full potential of networking technologies, businesses need to ensure that they are dealing with authorized users and not imposters. Organizations need to know, with confidence, that the information on their computers and data transmitted over their networks are secure. While the productivity gains from flexible access are large, the losses from unauthorized access can be potentially devastating and can include loss of customer confidence, high direct and indirect costs, and regulatory exposure.

Historically, identity verification and management has been viewed as security technology and has been considered a cost of doing business. More and more organizations use security and identity management technologies as a business enabler and, in some cases, as a strategic competitive advantage. Strong authentication allows businesses to transact confidently with individuals by confirming their identity. For example, by implementing strong user authentication for customers, banks can improve customer service and confidence while reducing the costs of online banking services. Similarly, by implementing strong employee authentication, companies and government agencies can streamline access to applications and dramatically reduce costs with digital signatures and other technologies regardless of the user location. Additionally, new generations of subscription on-line services can protect themselves from losses resulting from password sharing, ensuring that only paid subscribers have access to their services.

Our Strategy and Vision

Our strategy and focus is to provide an open standards based identity assurance platform, including strong authentication, credential management and single sign-on, integrated with industry leading identity management and physical access partners such as Electronic Data Systems (EDS), Honeywell International Inc. (Honeywell), IBM Global Services (IBM), Lenel Systems International Inc. (Lenel), Microsoft Corporation (Microsoft), Novell Inc. (Novell), Oracle Corporation (Oracle), Sun Microsystems Inc. (Sun Microsystems), Unisys Corp. (Unisys) and others. Together with our partners, we deliver end-to-end smart employee ID and smart citizen ID solutions that help our customers meet voluntary requirements and mandatory legislation such as eSign, Homeland Security Presidential Directive 12, Health Insurance Portability and Accountability Act of 1996

(HIPAA), Graham Leach Bliley, Federal Financial Institutions Examination Council (FFIEC), Banking guidelines, the Sarbanes-Oxley (SOX) Act of 2002, BASEL II, and Consumer Information Protection (SB 1386).

Our vision is to enable a person to have a secure electronic identity that allows access to computer systems anywhere, anytime regardless of differing systems’ security requirements and authentication challenges. We add digital identity assurance and digital evidence to network infrastructures, allowing people and organizations to electronically interact and conduct business over a network with the same level of confidence as conducting business face to face.

Our Solutions

ActivIdentity designs, develops and markets a fully integrated platform that allows organizations to issue, manage and use trusted digital identities for secure access, secure communications, and legally binding digital transactions. ActivIdentity customers experience multiple business benefits including protection of resources and information, enhanced workforce productivity and regulatory compliance.

Industry Solution: ActivIdentity Smart Employee ID

For business and government organizations seeking to deploy a single and secure intelligent ID badge allowing employees, contractors, customers and business partners to access corporate facilities (physical) and IT (logical) resources, ActivIdentity provides a Smart Employee ID solution that enables secure access, communications and transactions while reducing administration costs and improving user convenience.

For government agencies seeking to comply with the U.S. Homeland Security Presidential Directive 12 (HSPD #12), ActivIdentity also provides a Smart Employee ID solution for PIV that allows agencies to issue, use and manage Personal Identity Verification (PIV) cards in compliance with the FIPS 201 standard issued by the U.S. National Institute of Standard and Technology (NIST).

Industry Solution: ActivIdentity Smart Citizen ID

For governments and healthcare organizations deploying an intelligent ID smart card to their citizens for identification and for advanced citizen services, such as access to benefits and health records, ActivIdentity provides a complete smart card management infrastructure for secure issuance, lifecycle management, and post-issuance update of the citizen ID cards and the applications they hold. The post-issuance update capability allows information and applications on the cards to be securely updated as they are used, preserving the investment, as new cards do not need to be issued as user information changes. These solutions are designed for integration by our Global System Integrator partners to cater to the unique needs of many Citizen ID projects.

Industry Solution: ActivIdentity Strong Authentication for Banking and Finance

For financial institutions seeking to bolster customer adoption of low-cost service channels and ease the management of authentication, ActivIdentity offers a range of leading strong authentication solutions specifically designed for banks, including our Visa and MasterCard certified 4TRESS multi-channel authentication server and OTP tokens. These solutions also help institutions significantly lower the risk of online fraud, comply with industry and government regulations and protect customer data.

Technology Solution: ActivIdentity Strong Authentication

For organizations seeking to prevent unauthorized access to information and IT resources, ActivIdentity Strong Authentication solutions enable proof of identity through multi-factor authentication with smart cards, USB tokens, OTP tokens, soft tokens and biometrics, as well as multiple combinations of these. With ActivIdentity solutions, organizations can establish proof of identity before granting trust to the users accessing IT systems and information across their IT infrastructure.

Technology Solution: ActivIdentity Enterprise Single Sign On

For organizations concerned with managing passwords amidst increasing regulatory pressure, rising security threats, and end-user frustration with passwords, ActivIdentity Enterprise Single Sign On solution provides easy access to network resources, using a single, secure login at a dedicated or shared workstation. This solution reduces the user’s burden of remembering passwords and allows organizations the ability to increase security while maintaining regulatory compliance lowering help desk costs, and improving productivity.

Technology Solution: ActivIdentity Secure Information and Transactions

For organizations seeking to protect confidentiality and integrity of sensitive data, communications and transactions, ActivIdentity offers solutions that increase the security of encryption and digital signature through two-factor security with smart cards and USB tokens. ActivIdentity also provides solutions for digitally signing transactions with OTP tokens, and for secure auditing of authentication and other events.

Technology Solution: ActivIdentity Device and Credential Management

For organizations deploying authentication devices such as smart cards, USB tokens, OTP tokens, soft tokens, and biometric sensors, ActivIdentity offers solutions for complete lifecycle management of security devices and the credentials they hold. With our solutions, organizations can easily issue and manage authentication devices and credentials for their end-users. In addition, our post-issuance update capability enables contents and applications to be securely updated on cards after they are in use, extending the life and investment in the card platform. This functionality can also be accessed directly from leading Identity Management and User Provisioning products through ActivIdentity partner solutions.

Our Product lines

ActivClient™—over 3 million copies of ActivIdentity client middleware sold for use on federal desktops making ActivIdentity the most broadly used smart employee ID solutions in the US federal government.

SecureLogin®—a market-leading Enterprise Single Sign On product.

4TRESS™—a complete suite of authentication servers enabling two-factor security for remote access, windows login, and web authentication, addressing the requirements of enterprise, banking and service providers.

ActivID™—award-winning management systems for secure smart card, USB token and credential lifecycle management. ActivID card management systems offer proven reliability and have issued over 11 million smart cards for US federal employees.

ActivKey™—a family of USB tokens offering similar functionality to smart cards and OTP tokens.

ActivIdentity Smart Cards and Readers—a complete range of smart cards and readers including the EMV-compatible (standard developed by Europay International, MasterCard International and Visa International) Solo Reader.

ActivIdentity Tokens—a full suite of OTP tokens in a variety of form factors.

Sales and Support

We market and sell our products and technologies through our worldwide direct sales force and through a network of partners including systems integrators (SIs), original equipment manufacturers (OEMs), value added distributors (VADs), and value added resellers (VARs). Our direct sales force addresses named accounts within the top 1,000 companies worldwide (G1000) and government agencies, while our channel sales and business development teams support sales initiatives with our OEM, SI, VAD and VAR partners.

Our worldwide headquarters are located in Fremont, California. Domestically, we have offices in Sacramento, California and Centreville, Virginia, as well as multiple regional sales offices that are responsible for soliciting prospective customers and providing technical advice and pre-sales support. Internationally, we have sales offices in Australia, France, Germany, Japan, Singapore, Sweden, and the United Kingdom.

Our channel partners typically integrate and resell products from a variety of suppliers and add value with consulting, implementation and support services to address end user requirements. We currently have over 250 partners in over 40 countries worldwide. These partners include VADs, VARs and some of the largest SIs in the world such as: Alternative Technology Resources, Inc., Articon-Integralis AG, COMPUTERLINKS, Econis AG, EDS, InTechnology plc (formally Allasso), IBM, Logica CMG, Lockheed Martin, MAXIMUS, Inc. (Maximus), Nanoteq Limited, Northrop Grumman Systems Corporation (Northrup Grumman), Omnetica Limited, Protect Data AB, SmartCard Ltd, Unisys Corporation (Unisys), and VeriSign, Inc.

We have OEM and reseller relationships with Hewlett-Packard Co. (Hewlett-Packard) which provides ActivIdentity software in its Protect Tools bundle for notebook and desktop computers, IdentiPHI LLC, which is a security solutions provider to Dell Computer, Inc., Novell which offers Novell Secure Login SSO based on ActivIdentity SSO technology and Sun Microsystems which resells the ActivIdentity product line along with its identity management solutions.

ActivIdentity provides technical support from offices located in Canberra, Australia, Centreville, Virginia, Fremont, California, and Suresnes, France. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level and second level support to end-users. We offer certification training programs and have established “ActivIdentity Authorized” reseller programs. In addition, we provide telephone and online support services to answer inquiries related to implementation, integration, and operation of our products and technologies. Our standard practice is to provide a one-year warranty on hardware.

Marketing

We have organized our marketing efforts into three functional groups to support our business strategies as follows:

Solutions Marketing

The solutions marketing team is responsible for identifying customer and market needs and trends in order to develop product requirements to capitalize on market opportunities. In addition, solutions marketing publishes the content and collateral to provide our sales organization and channels with the tools to effectively position and sell our products.

Channel and Partner Marketing

Our channel and partner marketing organization defines and implements integrated marketing programs to increase brand and product awareness and demand, plus capture mindshare and enthusiasm for ActivIdentity solutions with channel and partner sales forces.

Corporate Marketing

Corporate marketing efforts include press and analyst communications, public relations, Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, and seminars. Our marketing programs target G1000 and government decision makers, information technology managers, and service providers using a high value approach addressing business problem solving and return on investment.

Strategic Partners

Our business development efforts are focused on establishing and developing collaborative relationships with strategic industry partners. We have developed and maintain significant relationships with a variety of identity management, physical security, integration and technology partners and continue to make these partnerships stronger and pursue and develop new relationships. The goals of our business development team are to ensure that ActivIdentity has the key partnerships and leverage to reach our target markets and maintain interoperability with key technologies required to meet evolving market requirements. Strategic relationships assist us in expanding our sales, marketing and technical capabilities and increase the distribution and market awareness of our solutions.

Our strategic partners include:

•	EDS—integrates and supports our solutions for government projects. EDS has now extended our joint successes globally with two new government projects in EMEA, plus the U.S. federal government Department of Defense (DoD) Task Order (TOR) to provide ActivIdentity software to refresh the client middleware for desktops. We have an agreement with EDS through February 2007 to resell our professional services to one U.S. DoD agency.

•	IBM—implements our software and hardware products in government, enterprise, healthcare and financial markets. Our smart employee ID solution is featured in the IBM Institute for Electronic Government in Washington DC to demonstrate the combined value of integrated identity management, smart card management, strong authentication, single sign-on, and physical security.

•	Northrop Grumman—continues to be our partner since its initial awards on the Scientific and Engineering Workforce Procurement (SEWP) and the U.S. federal government General Services Administration (GSA) Smart ID contracts through which several federal agencies implemented Actividentity solutions. ActivIdentity solutions are featured in the Northrop Grumman Identity Lab Executive Briefing Center in Reston, Virginia.

•	Novell—is our largest OEM partner. Novell offers Novell SecureLogin single sign-on to its customers worldwide. ActivIdentity has now expanded its product line to offer a full range of identity assurance solutions for Novell which are integrated with products including Novell Identity Management.

•	Sun Microsystems—a long time ActivIdentity partner since our joint success with the DoD Common Access Card (CAC). Sun Microsystems has chosen ActivIdentity systems to deploy their JavaBadge smart employee ID cards internally. In addition, Sun offers ActivIdentity software to complement its Identity Management system worldwide.

•	Unisys—Unisys and ActivIdentity have several joint projects worldwide, the most significant of which is a U.S. government agency which purchased ActivIdentity products through Unisys on its SEWP contract. ActivIdentity solutions are integrated into the Unisys RAPIDS Identity Management solution platform and are demonstrated in the Unisys Center of Excellence in Reston, Virginia.

Our technology partners include leading companies in each of the areas related to smart employee ID solutions and trusted digital identity. We have relationships with Public Key Infrastructure (PKI) vendors such as Cybertrust, Entrust, Inc., Microsoft and VeriSign, Inc.; smart card vendors such as Gemalto (the combination of Axalto and Gemplus) , Giesecke & Devrient GmbH, Oberthur Card Systems Corporation; physical access control system providers such as Honeywell,, Software House, a division of Tyco International Ltd. These relationships enable us to offer open solutions that integrate with products from industry-leading vendors and also generate new sales opportunities.

Research and Development

We have research and development teams in Canberra, Australia, Fremont, California, and Suresnes, France that are responsible for the design, development, and release of our products. The research and development function is organized into product management, development, quality assurance, and documentation disciplines. The product management team works closely with sales, marketing, and customer support to better understand customer business problems and needs. Additionally, we work and listen closely to our customers, which enables us to respond to and address their changing systems and security management requirements. We also purchase or license third-party technology to shorten our time to market. The focus of our research and development efforts is to bring enhanced versions of existing products and services, as well as new products, to market in order to address customer demand while ensuring compliance with government and industry standardization initiatives across our integrated product line. Our research and development expenses were $19.6 million and $17.5 million in fiscal 2006 and 2005, respectively and $14.6 million in the nine months ended September 30, 2004. Our research and development expenses include expenses of Aspace Solutions Limited (Aspace) since May 27, 2004, the date of consolidation, and Protocom Development Systems Pty. Ltd. (Protocom) since August 5, 2005, the closing date of our acquisition.

Operations

We have established relationships with hardware manufacturers and assemblers and software reproducers. Additionally, we have outsourcing arrangements for product warehousing and fulfillment services. Our global production and distribution capacity supports our current requirements and can readily be increased by augmenting existing production lines with current suppliers. We maintain ownership of all manufacturing tools, molds and software; supply all critical components, define all manufacturing processes and quality control processes, thereby granting us the ability to relocate the manufacturing process should any unforeseen interruption occur.

Our hardware products are manufactured by third-party vendors based in China and Singapore. Our hardware products are shipped directly to our distribution partners and customers, or to corporate warehouses in Fremont, California, Hong Kong, Singapore, and Suresnes, France for subsequent distribution. Software products are produced and packaged in Fremont, California and Suresnes, France.

Intellectual Property

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely on a combination of patents, trade secrets, copyright and trademark law, and nondisclosure agreements to protect our intellectual property and proprietary rights. We have entered into confidentiality and licensing agreements with our employees, contractors, partners and distributors, as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation, and other proprietary information.

We have a large and growing patent portfolio with 139 patents issued or allowed in the United States and abroad. Additionally, we have 129 pending patent applications in the United States and abroad. In July 2006, we acquired certain patents and related intellectual property in the area of digital identity management from a third party for approximately $4.0 million to enhance our patent position. In June 2005 we out-licensed on an exclusive basis, with retained rights for internal use, certain of our biometric patents and pending patent applications for $4.1 million. We continue to file patent applications both in the United States and abroad to protect key technologies and innovations provided by our research and development efforts. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged.

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

We intend to leverage our financial strength by investing in the development of comprehensive, flexible, and cost-effective security solutions that adhere to industry standards and provide advanced features and functions for specific markets. In addition, we will continue to leverage our leadership position in the U.S. federal government market to expand our business to address the needs of , develop our channel partners, and implement new promotional campaigns to increase the awareness and adoption of our solutions.

Our principal competitors include:

•	Computer Associates International, Inc. and Passlogix, Inc. for our enterprise single sign-on solution;

•	Bell ID and Intercede Group plc for our card management system;

•	Vasco Data Security International, Inc. in our financial services strong authentication solution; and

•	RSA Security, the security division of EMC Corp., and Secure Computing Corp, for our enterprise strong authentication solution.

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

Employees

At September 30, 2006, we had 313 employees, of whom 134 were engaged in research and development, 82 were engaged in sales and marketing, 46 were engaged in professional services and customer support, 42 were engaged in general and administrative and 9 in operations. We consider our relationships with our employees to be satisfactory. None of our employees is party to a collective bargaining agreement.

Executive Officers

The following table sets forth information regarding our executive officers as of September 30, 2005:

Name	Age	Position
Jason Hart	35	Chief Executive Officer and Senior Vice President, Sales and Marketing
Yves Audebert	50	President
Mark Lustig	42	Chief Financial Officer
Thomas Jahn	50	Chief Operating Officer

Jason Hart has served as our Chief Executive Officer since February 2006. In August 2005 Mr. Hart was appointed as a director and became Senior Vice President, Sales and Marketing concurrently with the closing of the acquisition of Protocom Development Systems Pty. Ltd. Prior to his joining ActivIdentity, Mr. Hart was the Chief Executive Officer of Protocom, which he founded in 1989.

Yves Audebert co-founded the Company in 1985 and is currently our President. Prior to his appointment as President of ActivIdentity in March 2002, Mr. Audebert served as Chief Technology Officer since 1985. From

ActivIdentity’s inception in 1985, Mr. Audebert has served at times as Chairman, Vice Chairman, director, President, and Chief Executive Officer and he served as a director until August 2005. From 1980 to 1985, Mr. Audebert was responsible for developing shipboard fiber optic systems at Thomson-CSF, a French defense company. Mr. Audebert holds an engineering diploma from the École Polytechnique de Paris and an advanced diploma from the École Supérieure des Télécommunications in France.

Mark Lustig has served as our Chief Financial Officer since February 2006. Prior to joining ActivIdentity, Mr Lustig was employed with Sanmina-SCI Corporation from 1998 to 2005, most recently as Senior Vice President, Finance and Corporate Controller. Prior to 1998, Mr Lustig was employed by Adaptec, Inc. in a number of capacities, including Accounting Manager. Prior to Adaptec, Mr Lustig was employed by Micrographic Technology Corporation, Deloitte & Touche, and Arthur Young & Company in various accounting and auditing positions. Mr Lustig holds a Bachelor of Science degree in Commerce and Accounting from Santa Clara University and is a Certified Public Accountant (CPA).

Thomas Jahn has served as our Chief Operating Officer since February 2006. Mr Jahn joined ActivIdentity in September 2005 as our Chief Restructuring and Integration Officer. Prior to joining ActivIdentity, Mr. Jahn served as Vice President Europe for Sanmina-SCI Corporation from 2002 to 2004. Mr. Jahn was the President of Tyco Power Systems and Vice President, Mergers and Acquisitions for Tyco Electronics, from 1999 to 2002. Mr. Jahn was the divisional CFO of a world-wide operating division of Raychem Corporation and the Chief Information Officer of Raychem from 1986 to 1999. Before Raychem, Mr. Jahn worked for Philip Morris and IBM in Europe. Mr. Jahn holds a Master of Science in Mathematics from the University of Dortmund, Germany and has a SEP from Stanford Graduate School of Business.

ITEM 1A. Risk Factors

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

We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2006, 2005 and 2004, we incurred losses of approximately $22.5 million $47.9 million and $27.4 million, respectively. As of September 30, 2006, our accumulated deficit was $237.2 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

We will need to achieve significant incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will grow.

Our cost-reduction initiatives may not result in the anticipated savings or more efficient operations and may harm our long-term viability.

Over the past several years, we have implemented extensive cost cutting measures and have incurred significant restructuring charges as we have attempted to streamline operations, improve efficiency, and reduce costs. These restructuring efforts may be disruptive to operations and our current cost-cutting efforts may not generate anticipated savings and improvements in our operating margins and profitability. Additionally, these restructurings may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce or increased difficulties in managing our day-to-day operations. Although we believe that it has been necessary to reduce the size and cost of our operations to improve our performance, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who have been terminated as part of our restructuring activities possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. These efforts may not result in anticipated cost savings, making it difficult for us to achieve profitability. These cost reduction initiatives may also preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our product offerings, competitiveness or long-term prospects.

It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

We have made various strategic acquisitions of companies, products or technologies, including our acquisition of Protocom in August 2005 and the remaining equity interest in Aspace in December 2004, and we may make additional acquisitions in the future as a component of our business strategy. These acquisitions involve numerous risks, including:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Disputes over earn-outs or contingent payment obligations;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired entities.

Acquisitions may also result in:

•	Recording goodwill and other intangible assets that are subject to impairment testing on a regular basis and can result in potential periodic impairment charges which could be substantial;

•	Increases in our amortization expense;

•	Incurring large and immediate write-offs, and restructurings; and

•	Disputes regarding representations and warranties, indemnities and other provisions in acquisition agreements.

In the past we have recorded charges to earnings associated with the impairment of other intangible assets, write-downs of goodwill and property and equipment, and losses from discontinued operations from our previous acquisitions. In addition, due to a change in our revenue forecast related to our acquisition of Aspace, we recorded a charge of $9.4 million related to the impairment of goodwill and a charge of $6.1 million related to the impairment of intangible assets in fiscal 2005. Additionally, acquisitions can also lead to expensive and time-consuming litigation, including relating to the achievement of earn-out targets, and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

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

We recorded an impairment charge of $9.4 million related to goodwill in fiscal 2005. Additionally, we have recorded impairment of acquired developed technology of $3.7 million in fiscal 2005, and impairment of acquired intangible assets of $2.4 million in fiscal 2005, $45,000 in the nine months ended September 30, 2004. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations.

As of September 30, 2006, we had $9.8 million of other intangible assets and $35.9 million of goodwill, accounting for approximately 23% of our total assets. We performed the annual impairment evaluation of goodwill as of December 1, 2005 and determined that no goodwill impairment existed as of that date. If the enterprise value at December 1, 2006 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the annual evaluation could result in an impairment of goodwill and/or other intangible assets charge in the quarter ending December 31, 2006 or at a later date, if the circumstances indicate that an impairment exists.

If the members of our management team are unable to work together effectively or if there is additional turnover in senior management, our ability to manage and expand our business will suffer.

Our management team has changed significantly in the past 12 months. In February 2006, we appointed Mark Lustig as our Chief Financial Officer to replace Ragu Bhargava, our former Senior Vice President and Chief Financial Officer who resigned in December 2005. Also, in February 2006 we appointed Jason Hart, our former Senior Vice President, Sales and Marketing, as our Chief Executive Officer to replace Ben C. Barnes, our former Chief Executive Officer, who resigned in February 2006. At the same time, Thomas Jahn, our former Chief Restructuring and Integration Officer, was appointed as our Chief Operating Officer. If these and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business will suffer.

Employee turnover could adversely impact our revenues, costs and productivity.

As employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent. New employees must learn the ActivIdentity organization, products and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity or ability respond quickly to the competitive environment.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including SOX, new SEC regulations and Nasdaq Global Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards have resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities and are expected to continue to do so. We spent approximately $2.1 million on our SOX compliance effort in fiscal 2005 and $2.2 million in fiscal 2006. While we expect the costs of SOX compliance will decrease, these costs can be difficult to predict with certainty. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher premiums to obtain such coverage.

We derive revenue from only a limited number of products and we do not have a diversified product base.

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of our future revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our prior restructuring initiatives to focus on just our core products and we do not expect to diversify our product offerings in the foreseeable future. By limiting our product offerings in the future, we will likely increase the risks associated with not having a more diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and in fiscal 2006 there was a high concentration of revenue through a number of system integrators to the U.S. government. Many of our contracts with our significant channel partners are short-term. EDS and Novell each accounted for more than 10% of our total revenue during the fiscal year 2006. Peta Holdings LLC and Worldwide Technologies each accounted for more than 10% of our total revenue in fiscal 2005 and 2004, respectively. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12, our government business declined significantly from 48% of product revenue in the year ended December 31, 2003 to 26% in fiscal 2005. The government business recovered somewhat during the fourth quarter of 2006 and accounted for 29% of revenue in fiscal year 2006. We expect that this variability will continue for the foreseeable future.

If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contract upon expiration, or if there are further delays in orders from the U.S. government, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

Our quarterly revenue, expense levels and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	The size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year and may be subject to seasonality relating to the U.S. federal government’s fiscal year and related spending patterns;

•	The mix of products licensed and types of license agreements;

•	The effect of generally accepted accounting principles on the timing of revenue recognition;

•	The timing of customer payments;

•	The size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules that may result in higher accounts receivable balances;

•	The relative mix of our license and services revenue;

•	Our ability to win new customers and retain existing customers;

•	Changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	Changes, if any, in the interpretation of the authoritative literature under which we recognize revenue;

•	The timing of product releases or upgrades by us or our competitors;

•	The integration, by us or our competitors, of newly-developed or acquired products;

•	Our ability to establish credit for certain customers; and

•	Consolidation within our industry which may provide our competitors an advantage.

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

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. The acquisitions of RSA Security, Inc. by EMC Corporation and Alacris by Microsoft are expected to create a more difficult competitive environment for us and may result in the broader adoption of their platforms and systems, which compete with ours.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the fiscal years ended September 30, 2006 and 2005 and the nine-month transition period ended September 30, 2004, markets outside of North America accounted for 57%, 47% and 53%, respectively, of total revenue.

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

While we prepare our financial statements in U.S. Dollars, we have historically incurred a significant portion of our expenses in Euros and in British Pounds. We expect that a significant portion of our expenses will be incurred in euros and in the Australian Dollar, as well as in other currencies, although to a lesser extent. Fluctuations in the value of these currencies relative to the U.S. Dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

Failure to fully implement new information systems may adversely affect our business.

The two companies we acquired in fiscal 2005 had IT systems that were incompatible with our systems. These acquisitions resulted in a need to upgrade our operational, financial, and management information systems. In particular, we were required to improve our accounting and financial reporting systems in order to accommodate our growth and expansion of operations abroad. We implemented a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting our financial information during fiscal 2006. While we believe that the system once fully implemented, will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure to fully implement the system, or if errors are found in the newly-implemented system, could impact our ability to sell and deliver our products, which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into additional relationships, or if we lose an existing relationship, our business could be harmed.

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market, and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into the products of others, to jointly engage in research and development efforts, and to jointly engage in marketing efforts and reseller arrangements. To date, none of these relationships is exclusive, and some of our strategic partners have cooperative relationships with certain of our competitors.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

Our properties consist primarily of leased office facilities for sales, marketing, research and development, support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the lease expiration dates and approximate square footage of the facilities that we lease as of September 30, 2006 globally.

Location	Area Leased	Lease Expiration
Fremont, California(1)	41,000	February 2011
Ottawa, Canada(2)	15,000	June 2008
Canberra, Australia	10,000	July 2009
Centreville, Virginia	5,000	June 2010
Sacramento, California	2,500	March 2008
Montpellier, France	2,000	January 2009
Melbourne, Australia	2,000	October 2007

(1)	Includes 12,281 square feet of office space vacated as part of our 2002 restructuring plan, which has been subleased since July 2005.
(2)	The facility was vacated in September 2004 as part of our 2004 restructuring plan and has been subleased since November 2005.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been named as a defendant in legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ActivIdentity Corporation’s common stock began trading on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ACTI” on February 4, 2003 upon completion of the public exchange offer to acquire the outstanding securities of ActivIdentity Europe S.A. Prior to completion of the exchange offer, ActivIdentity Europe S.A.’s common shares were quoted on Nasdaq Europe and its American depositary shares (ADS) were quoted on the Nasdaq Global Market, both under the symbol “ACTI”. We voluntarily terminated our listing on Nasdaq Europe on September 11, 2003.

The table below sets forth for the periods indicated the high and low closing sale prices of the common shares of ActivIdentity Corporation. on the Nasdaq Global Market.

	High	Low
Fiscal 2006:
Quarter ended September 30, 2006	$5.19	$4.39
Quarter ended June 30, 2006	4.61	3.77
Quarter ended March 31, 2006	4.45	3.33
Quarter ended December 31, 2005	4.21	3.26

Fiscal 2005:
Quarter ended September 30, 2005	$5.35	$4.12
Quarter ended June 30, 2005	6.36	3.95
Quarter ended March 31, 2005	9.75	5.98
Quarter ended December 31, 2004	9.35	6.11

The approximate number of record holders of the shares of our common stock was 153 as of November 30, 2006, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that we have approximately 6,300 beneficial owners of our common stock.

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

	Year Ended September 30,		Nine months Ended September 30, 2004	Year Ended December 31,
	2006	2005		2003	2002
Revenue	$53,375	$42,156	$26,910	$38,262	$41,840
Cost of revenue	19,820	19,166	11,435	20,604	13,485

Gross profit	33,555	22,990	15,475	17,658	28,355

Operating expenses:
Sales and marketing	26,889	28,725	18,462	20,763	20,432
Research and development	19,560	17,534	14,605	18,600	20,165
General and administration	12,647	11,402	6,980	6,091	4,270
Restructuring expense	805	2,482	3,529	1,497	8,586
Amortization of acquired intangible assets	719	1,117	43	540	2,073
Impairment of acquired intangible assets	—	2,352	45	758	5,090
Write-down of goodwill	—	9,426	—	—	—
In-process research and development	—	1,319	383	306	68
Re-incorporation expenses	—	—	—	1,067	1,001

Total operating expenses	60,620	74,357	44,047	49,622	61,685

Loss from operations	(27,065)	(51,367)	(28,572)	(31,964)	(33,330)

Other income (expense):
Interest income, net	4,694	4,107	3,085	4,263	5,198
Other income (expense), net	173	(456)	150	(120)	(458)
Equity in net loss of Aspace Solutions Limited	—	—	(2,431)	(2,394)	—

Total other income, net	4,867	3,651	804	1,749	4,740

Loss before income tax, minority interest and other investors’ interest in Aspace Solutions Limited	(22,198)	(47,716)	(27,768)	(30,215)	(28,590)
Income tax provision	(378)	(255)	(44)	(238)	(69)
Minority interest	104	45	113	744	—
Other investors’ interest in Aspace Solutions Limited	—	—	292	—	—

Loss from continuing operations	(22,472)	(47,926)	(27,407)	(29,709)	(28,659)
Loss from discontinued operations	—	—	—	(70)	(16,834)

Net loss	$(22,472)	$(47,926)	$(27,407)	$(29,779)	$(45,493)

Basic and diluted loss per common share:
Continuing operations	$(0.50)	$(1.11)	$(0.65)	$(0.72)	$(0.69)
Discontinued operations	—	—	—	—	(0.41)

Net loss	$(0.50)	$(1.11)	$(0.65)	$(0.72)	$(1.10)

Shares used to compute basic and diluted net loss per share	45,307	43,361	42,251	41,120	41,212

	As of September 30,			As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$128,047	$153,554	$214,063	$230,023	$249,239
Working capital	124,155	145,220	201,064	223,281	249,233
Goodwill	35,874	36,162	19,462	15,322	10,600
Total assets	200,988	215,347	251,086	267,101	286,392
Minority interest	373	1,240	1,394	1,513	—
Total stockholders’ equity	168,953	187,419	218,531	245,579	265,809

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Overview

ActivIdentity Corporation (formerly known as ActivCard Corp.) is a trusted provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide. We provide software and hardware products that enable organizations to issue, manage and use trusted digital identities for secure physical and logical access, secure communications, and legally binding digital transactions.

Our solutions include strong authentication, smart employee ID, single sign on, secure information and transactions, and smart citizen ID. Our products support strong authentication utilizing a range of security devices, such as smart cards, USB tokens, OTP tokens, soft OTP tokens for mobile phones and personal digital assistants, and proximity badges and biometric devices. This enables organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations. More than 15 million users and 4,000 customers at businesses, government agencies, and financial institutions worldwide rely on solutions from ActivIdentity to safely and efficiently interact electronically.

ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity. completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity held approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal years 2005 and 2006 we have purchased additional ActivCard S.A securities and currently hold approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADSs of ActivCard S.A. not exchanged or sold to us have been recorded as a minority interest on the consolidated balance sheets. In March 2005, ActivCard S. A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

Significant events

Our financial results were affected by certain significant events that mainly occurred in our fiscal years 2005 and 2004. Therefore, the following should be considered in comparing the periods presented.

Change in fiscal year

In September 2004, we changed our fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month transition period ended September 30, 2004. To facilitate period-to-period comparisons, the discussions that follow compare the results for the fiscal years ended September 30, 2006 and 2005 to the twelve-month period ended September 30, 2004 and the transition period ended September 30, 2004. The results for the twelve months ended

September 30, 2004 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of our operating results for the period.

Restructurings

We have restructured and re-aligned portions of our business in December 2005, July 2005, April 2005, March 2004, March 2003, and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses. We will be required to pay $2.9 million for the vacated facilities over the remaining lease terms of the facilities ending February 2011.

Business Combinations

Aspace Solutions Limited

Our consolidated financial statements include 100% of the losses of Aspace for the period commencing in July 2003, when we first invested in Aspace, through May 27, 2004 as equity in net loss of Aspace. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, we have consolidated the results of operations of Aspace in our consolidated financial statements since May 27, 2004 to December 2004.

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

Protocom Development Systems Pty. Ltd.

On August 5, 2005, we acquired Protocom, for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Concurrently with the closing of the Protocom acquisition, we entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as our chief executive officer and a member of the board of directors.

Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of our common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on our calculations of qualifying revenues that are credited to this earn-out right, we have concluded that the revenue targets have not been met and no additional consideration is owed. We notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and this matter may be referred to an independent auditor for resolution. If any portion of the earn-out is ultimately paid, Mr. Hart would receive approximately 68.7% of these additional payments.

Results of operations

The following results of operations include the results of operations of Aspace from May 27, 2004 and Protocom from August 5, 2005.

Executive Summary

•	Our revenues for the fiscal year ended September 30, 2006 were $53.4 million, an increase of $11.2 million, or 27% compared to revenue of $42.2 million for the fiscal year ended September 30, 2005. Our revenue during the fourth quarter ended September 30, 2006 was $17.9 million, an increase of $8.5 million or 90% compared to revenue of $9.4 million during the fourth quarter ended September 30, 2005.

•	Our gross profit for the year ended September 30, 2006 was $33.6 million, an increase of $10.6 million, or 46% compared to gross profit of $23.0 for the year ended September 30, 2005. Additionally, our gross margin improved by 8 percentage points in fiscal 2006 compared to 2005.

•	Our net loss for the year ended September 30, 2006 was $22.5 million, a decrease of $25.5 million, or 53% compared to net loss of $47.9 million for the year ended September 30, 2005.

Our Expectation for the Future

In fiscal 2007 we plan to drive our top line revenue by focusing on our market strength and experience in providing employer to employee smart ID solutions and government to citizen ID solutions, while building our business together with our key partners. We will also continue to target the banking to consumer authentication market where we have a considerable presence in Europe. In addition, we plan to continue to concentrate on simplification to improve our operational efficiencies. We are encouraged by the positive trends in the business and we expect these trends to continue into our next fiscal year. At the same time, we expect our business to be subject to seasonal variations.

Comparison of fiscal years ended September 30, 2006 and 2005 and the transition period ended September 30, 2004.

Revenue

Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,		Percentage Change	Twelve Months Ended September 30,		Percentage Change	Nine Months Ended September 30, 2004
	2006	2005		2005	2004
					(Unaudited)
Software	$25,324	$16,742	51%	$16,742	$12,181	37%	$10,103
Hardware	14,294	12,426	15%	12,426	14,949	-17%	11,733
License	—	4,100	-100%	4,100	—	0%	—
Maintenance and support	13,757	8,888	55%	8,888	6,503	37%	5,074

Total revenue	$53,375	$42,156	27%	$42,156	$33,633	25%	$26,910

Our software revenue is comprised of software license and professional service revenue, which includes customization, training, installation and integration services. The increase in software revenue of 51% in fiscal 2006 compared to fiscal 2005 is mainly attributable to a $3.3 million increase in sales of our card management software due to strong demand by the governmental sector during the fourth quarter of the fiscal year 2006 and a $1.7 million increase in professional services. At the same time the client software sales increased by $1.6 million and Single Sign-on software sales by $2.0 million, primarily due to inclusion of a full year of Protocom sales in 2006 as opposed to two months in fiscal 2005.

The increase in software revenue of 37% in fiscal 2005 compared to the twelve months ended September 30, 2004 resulted primarily from increased sales to our enterprise customers across all our software products.

Hardware revenue is comprised of tokens, readers, and smartcards. The increase of 15% in fiscal 2006 compared to fiscal 2005 was driven by $3.2 million higher token sales to the financial sector, primarily in Europe. The increases in token revenues were offset by a decline in smartcards of $645,000 and hardware security module (HSM) and biometric products of $700,000, the sales of which have been discontinued.

The decrease in hardware revenue of 17% in fiscal 2005 compared to twelve months ended September 30, 2004 was primarily due to a decrease in token revenue offset by increased sales of smart cards and readers. As we continue to focus our resources to increase higher margin software sales, hardware revenue as a percentage of total sales is expected to decline.

License revenue of $4.1 million in fiscal 2005 represents a one-time license fee for certain patents.

Maintenance and support revenue consists of post-contract customer support. Maintenance and support revenue increased 55% in fiscal 2006 compared to fiscal 2005 mainly due to $3.5 million increase in Protocom maintenance sales due to inclusion of its full year of maintenance revenue, as opposed to two months in prior year and companywide growing installed base of customers. Maintenance and support revenue increased 37% in fiscal 2005 compared to twelve months ended September 30, 2004 and 11% in the nine months ended September 30, 2004, primarily due to maintenance contract renewals from a growing installed base of customers, including certain large customers like the U.S. Department of Veterans Affairs.

Revenue by geography, as a percentage of total revenue, is as follows:

	Twelve Months Ended September 30,			Nine Months Ended September 30, 2004
	2006	2005	2004
			(unaudited)
North America	43%	53%	45%	47%
Europe	50%	43%	47%	44%
Asia Pacific	7%	4%	8%	9%

	100%	100%	100%	100%

During fiscal year 2006, United States and United Kingdom accounted for 43% and 12% of our net revenues, respectively. United States accounted for 53% and 47% of net revenues during fiscal years 2005 and 2004, respectively. No other individual country accounted for more than 10% of net revenues during 2005 and 2004.

North America revenue is derived primarily from deployments of our smart card-based software products, such as ActivClient and the ActivIdentity Card Management System at various departments of the U.S federal government and enterprise single sign-on products at our enterprise customers. The decline in North American revenue relative to revenue generated outside of North America during fiscal 2006 is mainly attributable to an increase in European sales and the absence of one-time license revenue recognized in North America during fiscal year 2005. Revenue in Europe has historically been derived mainly from marketing our ActivIdentity tokens to European banks for secure network access and online banking applications. The increase in European revenue during fiscal 2006 compared to 2005 was mainly due to three factors. The first was a strong growth in the financial sector resulting from sales of tokens. One major customer in this space showed an increase in year over year product shipments of $1.5 million. The second factor was an agreement to supply a European government department with our employee identification solution which contributed revenue of $2.3 million during fiscal 2006. The third factor was inclusion of $2.6 million revenue generated by Protocom’s single sign-on products for the full fiscal year of 2006 as opposed to two months during fiscal year 2005.

The increase in North American sales during 2005 compared to the nine and twelve months ended September 30, 2004 is primarily a result of the $4.1 million one-time license revenue, partially offset by a decrease in hardware and software sales to the U.S. federal government and enterprise customers. The decrease in European sales percentage is due to the large increase of sales in North America. In absolute dollars sales in Europe increased by 15% in fiscal 2005 compared to twelve months ended September 30, 2004.

Hardware and software revenue by customer category as a percentage of total hardware revenue and software revenue is as follows:

	Twelve Months Ended September 30,			Nine Months Ended September 30, 2004
	2006	2005	2004
			(unaudited)
Enterprise	49%	56%	46%	49%
Government	29%	26%	32%	29%
Financial	22%	18%	22%	22%

	100%	100%	100%	100%

The increase in percentage of revenue from the financial sector is mainly due to strong demand for tokens from European banks during the entire 2006 fiscal year. The relative decrease in enterprise sales was mainly due to stronger governmental sector sales during the fourth quarter of fiscal 2006. The governmental sector includes sales from U.S. federal government as well as other domestic and foreign governmental agencies. The increase in percentage of hardware and software revenue from enterprise customers in fiscal 2005 compared to the nine and twelve months ended September 30, 2004 is primarily due to the decline in hardware and software revenue from the U.S. government and the $4.1 million one-time license fee revenue for certain patents. Revenue from the government declined in fiscal 2005 as a result of the lack of significant new orders from the U.S federal government due to the uncertainty and the delay of funding relating to the implementation of the Homeland Security Presidential Directive #12.

Cost of revenues

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,		Percentage Change	Twelve Months Ended September 30,		Percentage Change	Nine Months Ended September 30, 2004
	2006	2005		2005	2004
					(Unaudited)
Software	$4,642	$4,413	5%	$4,413	$3,943	12%	$2,717
As a percentage of software revenue	18%	26%		26%	32%		27%
Hardware	8,541	6,987	22%	6,987	8,511	-18%	6,585
As a percentage of hardware revenue	60%	56%		56%	57%		56%
License	—	23	-100%	23	—	100%	—
As a percentage of license revenue	—	1%		1%	—		—
Maintenance and support	3,865	2,395	61%	2,395	2,146	12%	1,684
As a percentage of license revenue	28%	27%		27%	33%		33%
Amortization of acquired developed technology and patents	2,772	1,661	67%	1,661	449	270%	449
Impairment of acquired developed technology	—	3,687	-100%	3,687	—	100%	—

Total cost of revenue	$19,820	$19,166	3%	$19,166	$15,049	27%	$11,435

Cost of software revenue

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, shipping and professional services associated with customization, installation and integration services. The increase in absolute dollars of software cost of revenue in fiscal 2006 compared to 2005 was primarily due to higher professional service costs due to higher sales of professional services and $121,000 increase in additional stock-based compensation charge subsequent to our adoption of FASB statement No. 123 (R) Share Based Payment (SFAS 123 (R)). Cost of software revenue as a percentage of related software revenue decreased to 18% in fiscal year 2006 from 26% in fiscal 2005 mainly due to the inclusion of Protocom software sales, which have lower professional services component and higher margins than the legacy ActivIdentity software products. The cost of software revenue as a percentage of related software revenue decreased to 26% in fiscal 2005 from 32% in the twelve months ended September 30, 2004 and 27% during the nine months ended September 30, 2004, primarily due to the increase in sales of non-customized software products. Fiscal 2005 included two months of revenue from Protocom acquired in August 2005.

Cost of hardware revenue

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, warranty costs and charges related to excess and obsolete inventory. Similarly, hardware product margins are influenced by numerous factors including hardware product mix, pricing, geographic mix and foreign currency exchange rates. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually to our hardware margins. The majority of our smartcards’ and readers’ revenue reflects products manufactured for us by original equipment manufacturers that accordingly have lower margins compared to tokens, which are manufactured for us by contract manufacturers and yield higher gross margins.

Increase in cost of hardware revenue is mainly due to higher hardware shipments in 2006 compared to 2005. Cost of hardware revenue as a percentage of related hardware revenue increased to 60% in 2006 from 56% in 2005 primarily due downward competitive pricing pressures and larger discounts on high volume sales of our tokens. Cost of hardware revenue as a percentage of related hardware revenue decreased to 56% in fiscal 2005 from 57% in the twelve months ended September 30, 2004. The percentage decrease was primarily due to a shift in hardware product mix sold, which reflected lower smart card and reader revenue relative to token revenue, which has a higher gross margin.

Cost of license revenue

Cost of license revenue consists of costs related to the assignment of certain of our biometric patents and patent applications for the licensing transaction that we completed during fiscal 2005.

Cost of maintenance and support revenue

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site support. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue increased to 28% in fiscal 2006 from 27% in fiscal 2005 primarily due to higher headcount required for the support of the Protocom single-sign-on products, as well as the support required for a growing installed base of customers. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue decreased to 27% in fiscal 2005 from 33% in the twelve and nine months ended September 30, 2004, primarily due to an increase in maintenance and support revenue from a growing installed base of customers without a corresponding increase in the cost of providing maintenance and support.

Amortization of acquired developed technology and patents

Amortization of acquired developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from a third party. The amortization increased to $2.8 million during fiscal 2006 from $1.7 million in fiscal 2005 mainly due to the full year of amortization of acquired technology associated with the Protocom acquisition as opposed to two months during fiscal 2005. This increase was offset by lower amortization of acquired developed technology associated with the Aspace acquisition as a result of the impairment charges during 2005. Amortization increased to $1.7 million in fiscal 2005 from $449,000 in the nine and twelve months ended September 30, 2004, due to additional amortization of developed technology capitalized as part of our consolidation in May 2004 and subsequent acquisitions of Aspace in December 2004 and Protocom in August 2005. We expect to amortize approximately $2.9 million related to acquired technology in fiscal 2007.

Impairment of acquired developed technology

Impairment of acquired developed technology includes impairment charges, as and when recorded. Subsequent to the acquisition of Aspace in December 2004, as a result of a reassessment and subsequent reduction in the Aspace revenue forecast, we recorded an impairment charge of $3.7 million during our second quarter of fiscal 2005.

Operating expenses

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as stock-based compensation, commissions, travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,				Nine Months Ended September 30, 2004
	2006	2005	2004
			(Unaudited)
Sales and marketing	$26,889	$28,725	$23,080		$18,462
Percentage change from comparable prior period	-6.4%	24.5%
As a percentage of net revenue	50.4%	68.1%	68.6%		68.6%
Headcount, end of period	107 (1)	119 (1)	83	(1)(2)	83	(1)(2)

(1)	Excludes 21, 20 and 9 customer support employees at September 30, 2006, 2005, and 2004, respectively. The costs related to these employees are allocated to cost of revenues.
(2)	Excludes Aspace employees.

Sales and marketing expenses decreased by 6% in fiscal 2006 compared to 2005 primarily due to the following: $1.1 million lower customer support expenses due to $1.7 million higher absorption of customer support to cost of sales due to larger customer support installed base, $599,000 lower travel, entertainment expenses and social events expense, $646,000 lower marketing programs spending and $131,000 lower salaries and other payroll expenses. These reductions were partially offset by $490,000 higher additional stock-based compensation expense as a result of our adoption of SFAS 123(R) and $254,000 higher sales commissions expense as a result of higher sales, primarily during the fourth quarter of fiscal 2006.

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

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and allocations of facilities and information technology costs. The focus of our research and development efforts is to bring enhanced versions of existing products and services, as well as new products, to market in order to address customer demand.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,				Nine Months Ended September 30, 2004
	2006	2005	2004
			(Unaudited)
Research and development	$19,560	$17,534	$19,934		$14,605
Percentage change from comparable prior period	11.6%	-12.0%
As a percentage of net revenue	36.6%	41.6%	59.3%		54.3%
Headcount, end of period	134	124	103	(1)	103	(1)

(1)	Excludes Aspace employees.

Research and development expense increased 11.6% in fiscal 2006 compared to fiscal 2005 primarily due to $1.5 million higher salary and payroll costs associated with higher headcount during fiscal 2006 and $861,000 higher stock-based compensation subsequent to our adoption of SFAS 123 (R) at the beginning of fiscal 2006. These expenses were offset by $245,000 in lower travel and entertainment spending during fiscal 2006. In fiscal 2005, research and development expense decreased $2.4 million or 12% compared to the twelve months ended September 30, 2004. The decrease in expense was mainly due to our 2004 and 2005 restructurings, which eliminated 63 and 20 positions, respectively, offset by the inclusion of eight Aspace and 29 Protocom employees following their respective acquisitions in December 2004 and August 2005 and consolidation of Aspace expenses since May 2004.

General and administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, administration, and legal, as well as costs associated with Sarbanes-Oxley Act compliance, professional fees related to legal, audit and accounting, director and officers insurance, and allocations of facilities and information technology costs.

General and administrative expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,				Nine Months Ended September 30, 2004
	2006	2005	2004
			(Unaudited)
General and administration	$12,647	$11,402	$8,593		$6,980
Percentage change from comparable prior period	10.9%	32.7%
As a percentage of net revenue	23.7%	27.0%	25.5%		25.9%
Headcount, end of period	42	41	37	(1)	37	(1)

(1)	Excludes Aspace employees.

General and administrative expenses increased 10.9% in fiscal 2006 compared to fiscal 2005 primarily due to $1.4 million increase in stock-based compensation expense subsequent to our adoption of SFAS 123 (R) at the beginning of fiscal 2006. This increase was partially offset by $256,000 in lower salaries and related payroll expense. General and administrative expenses increased $2.8 million or 33% in fiscal 2005 compared with the twelve-month period ended September 30, 2004. The increase in absolute dollars resulted primarily from costs associated with Sarbanes-Oxley Act compliance of $2.1 million, the inclusion of Aspace and Protocom general and administrative expense of $1.0 million and $270,000, respectively, and an increase in our directors and officers’ insurance.

Restructuring expense

Restructuring expense consists of severance, outplacement, and other termination costs associated with the reduction of employee headcount, and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In December 2005, we implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions, and recorded a restructuring charge of $532,000 for workforce reduction. In January 2006, we recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, we also vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. The term of the lease ended August 2006 and at September 30, 2006 no liability exists for this facility.

Related to our restructurings in April 2005 and in July 2005, we recorded a total expense of $2.1 million in fiscal 2005 to terminate the employment of 49 employees and to close a portion of our facility in London, United Kingdom. Terminated employees included 26 employees in sales and marketing, 20 employees in research and development and three employees in general and administrative. During fiscal 2006, we reduced the remaining liability for reduction in workforce by $10,000 and facility exit costs by $39,000. The term of the lease expired in August 2006 and at September 30, 2006 no liability exists for this facility.

In March 2004, we initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Prior to fiscal 2006, we recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees included 19 in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. During the three months ended March 31, 2006, we reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $191,000 as of September 30, 2006, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

In February 2002, we commenced a restructuring of our business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, we subleased the excess facilities. We revised the estimated remaining restructuring liability by $87,000 and $68,000 in fiscal 2005 and 2006, respectively due to changes in sublease assumptions. Cash payments for the remaining liability of $2.7 million as of September 30, 2006, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

In-process research and development

We had no in-process research and development charges during fiscal 2006. During fiscal 2005, we expensed $1.3 million related to in-process research and development projects, which had not reached technological feasibility at the time of the acquisition of Protocom and the remaining equity interest in Aspace. Technological feasibility is defined as being equivalent to a beta-phase working solution in which there is no remaining risk relating to the development. The estimated fair value of the projects was determined by applying the income approach, which considered the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 18%, which took into consideration the stage of completion and the risks surrounding successful development and commercialization of the projects.

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

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions. The amortization decreased to $719,000 during fiscal 2006 from $1.1 million in fiscal 2005 mainly due to lower amortization of acquired intangible assets associated with the Aspace acquisition as a result of the impairment charges during 2005. This decrease was partially offset by a full year of amortization of intangible assets associated with the Protocom acquisition as opposed to two months during fiscal 2005. Amortization increased to $1.1 million in fiscal 2005 from $167,000 and $43,000 in the twelve and nine months ended September 30, 2004, respectively, primarily due to additional amortization of intangible assets capitalized as part of the acquisition of Protocom and the remaining equity interest of Aspace. We expect to record amortization of acquired intangible assets of approximately $187,000, $165,000 and $140,000 in fiscal years 2007, 2008 and 2009, respectively.

Impairment of acquired intangible assets

In March 2005, we reassessed and revised downward our near term revenue forecast for Aspace. As part of the reassement, we calculated, using the projected present value of discounted cash flows, that the fair value of the customer relationships associated with Aspace was $1.0 million. Since the carrying value exceeded the fair value, we recorded an impairment charge of $2.4 million related to customer relationships. In September 2004, we identified certain trademarks and trade names that were not being used resulting in an impairment of these assets for a net charge of $45,000. No impairment of acquired intangible assets was recorded in fiscal 2006.

Write-down of goodwill

In March 2005, based on the updated revenue forecast for the Aspace reporting unit, we calculated, using the projected cash-flow method that the fair value of the goodwill associated with Aspace was $34,000. Since the carrying value exceeded the fair value, we recorded a goodwill impairment charge of $9.4 million in fiscal 2005. No such write-downs of goodwill were recorded in any of the other periods presented.

Interest income, net

Interest income, net was $4.7 million and $4.1 million in fiscal 2006 and 2005, respectively and $3.1 million in the nine months ended September 30, 2004. While our short-term investments and cash have declined due to our use of cash in operations and acquisitions the yield on our portfolio has improved.

Other income (expenses), net

Other income (expenses), net, consists primarily of foreign exchange gains and losses. In fiscal 2006 other income, net was $173,000 compared to other expenses, net of $456,000 in fiscal 2005 and $150,000 of other income, net in the nine months ended September 30, 2004. The fluctuations in the periods preasented are a result of changes in foreign exchange rates relative to the U.S. dollar.

Equity in net loss of Aspace Solutions Limited

From our initial investment in Aspace in July 2003 until May 27, 2004, we recorded 100% of the Aspace loss as equity in net loss of Aspace in our consolidated statement of operations, despite holding less than a controlling interest because the investments of other shareholders had been fully applied to previous losses. The inclusion of the loss in our statement of operations resulted in an expense of $2.4 million in the nine months ended September 30, 2004.

In May 2004, we provided an additional loan to Aspace which constituted a reconsideration event in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities. We determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. As a result, effective May 27, 2004, we were required to consolidate the financial results of Aspace.

Income tax provision

Income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. Income tax provision was $378,000 and $255,000 in fiscal 2006 and 2005, respectively, and $44,000 for the nine months ended September 30, 2004. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Minority interest

In February 2003, we completed the change in domicile of the publicly listed company, ActivIdentity Europe S.A. (formerly known as ActivCard S.A) from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivIdentity Europe S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivIdentity Europe S.A. During fiscal year 2006, we purchased an additional 172,996 outstanding securities of ActivIdentity Europe S.A. The minority interest in ActivIdentity Europe S.A. at September 30, 2006 is approximately 0.2%, representing outstanding common shares and ADAs of ActivIdentity Europe S.A. that were not exchanged or sold to us as of that date. Minority interest was $104,000 and $45,000 in fiscal 2006 and 2005, respectively, and $113,000 for the nine months ended September 30, 2004.

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

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term investments. The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	September 30, 2006	September 30, 2005	Decrease
Cash and cash equivalents	$11,477	$13,167	$(1,690)
Short-term investments	116,570	140,387	(23,817)

	$128,047	$153,554	$(25,507)

Cash used in operations was $18.8 million and $31.5 million in fiscal 2006 and 2005, respectively, and $14.1 million in the nine months ended September 30, 2004. During fiscal 2006, our net loss was $22.5 million, including non-cash charges totaling $8.4 million, primarily related to depreciation, amortization, stock-based compensation, write-down of goodwill and impairment of other intangible assets and in-process research and development. Increases in deferred revenue, accounts payable and accrued compensation and related benefits provided $6.7 million of cash during fiscal 2006, whereas an increase of $10.7 million in accounts receivable and a decrease of $1.2 million in restructuring liability used cash during the year. The increase in accounts receivable at fiscal year end 2006 compared to 2005 relates primarily to an $8.5 million increase in revenue during the fourth quarter of 2006 compared to the fourth quarter of 2005. Additionally, a relatively large portion of our sales in the fourth quarter of 2006 incurred during the latter part of the quarter and 90% of our accounts receivable were current at September 30, 2006. During fiscal 2005, our net loss was $47.9 million, including non-cash charges totaling $21.8 million. Increases in accrued and other liabilities provided cash during fiscal 2005, whereas changes in other assets and liabilities used cash during the year. During the nine months ended September 30, 2004, our net loss from continuing operations was $27.4 million, including non-cash charges totaling $5.5 million, primarily related to depreciation, amortization, and equity in the net loss of Aspace. The use of cash was partially offset by an increase of $7.9 million in deferred revenue.

During fiscal 2006, we used $4.0 million cash to acquire several patents, patent applications and related intellectual property to complete an end-to-end series of our patent portfolio and to secure and protect our intellectual property in the long-term. We used $746,000 cash in acquisition related costs related to our acquisitions completed in fiscal 2005 and $561,000 to purchase approximately 173,000 shares of the remaining minority interest in ActivIdentity Europe S.A. Additionally, we used $2.1 million for purchases of property and equipment, primarily for the new ERP system. During fiscal 2005, we used $28.3 million of cash in connection with our acquisitions of the remaining interest of Aspace and Protocom and $798,000 for purchases of property and equipment. In the nine months ended September 30, 2004, we used cash of $1.0 million for purchases of property and equipment and a $458,000 loan to Aspace, which was made prior to our consolidation of Aspace. Investing activities generated net cash of $25.0 million and $55.2 million in fiscal 2006 and 2005, respectively, from the proceeds of sales and maturities of short-term investments, net of purchases. Investing activities generated net cash of $3.7 million in the nine months ended September 30, 2004 from the proceeds of sales and maturities of short-term investments, net of purchases.

Issuance of stock upon the exercise of warrant and stock options provided cash from financing activities of $70,000 in fiscal 2006 compared to $2.8 million in fiscal 2005 and $1.2 million in the nine months ended

September 30, 2004. In fiscal 2005, we used $1.5 million to repay borrowings by Aspace. Short-term borrowings by Aspace, post consolidation, provided cash of $675,000 in the nine months ended September 30, 2004.

We believe that our cash and cash equivalent and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of business, products, or technologies as we did with Aspace and Protocom. A portion of our cash may be used to acquire or invest in complementary businesses, or to acquire products or to obtain the right to use complementary technologies.

Accounts Receivable, net. The following table summarizes our accounts receivable, net (in thousands):

	September 30, 2006	September 30, 2005	Increase
Accounts receivable, net	$18,048	$7,156	$10,892

The increase in accounts receivable at September 30, 2006 compared to September 30, 2005 was primarily a result of an $8.5 million increase in the fourth quarter 2006 revenue compared to the fourth quarter of 2005. Days sales outstanding in accounts receivable (DSO) as of September 30, 2006 and 2005 were 91 days and 68 days, respectively. Our DSO is primarily impacted by revenue linearity and collections performance. At September 30, 2006 90% of our accounts receivable were current.

Deferred Revenue, net. The following table summarizes our deferred revenue (in thousands):

	September 30, 2006	September 30, 2005	Increase
Maintenance and support	$11,351	$8,008	$3,343
Product	3,382	449	2,933

Total	$14,733	$8,457	$6,276

Reported as:
Current	$12,788	$6,580	$6,208
Noncurrent	1,945	1,877	68

Total	$14,733	$8,457	$6,276

The increase in deferred maintenance and support revenue reflects the impact of the increase in post-contract customer support contract initiations and renewals, partially offset by the ongoing amortization of deferred maintenance and support revenue. The increase in deferred product revenue was primarily related to unrecognized software license royalty payments made by Protocom’s OEM partner subsequent to the Protocom acquisition in August 2005.

Contractual Obligations

The following summarizes our contractual obligations, under facility leases exclusive of expected sublease income of approximately $1.5 million, at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$12,812	$2,995	$5,924	$3,893	$—

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

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables and EITF 03-05 Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other services, or a combination of these items.

Subject to the conditions described below, revenue is not recognized until

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	No significant obligations remain; and

•	Collection of the corresponding receivable is reasonably assured.

For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF 00-21 if the following criteria are met:

•	The delivered item has stand alone value;

•	There is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor specific objective evidence (VSOE) or third party evidence; and

•	If the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

If the above criteria are met, we allocate the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB 104, and revenue for software elements is recognized in accordance with SOP 97-2. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is normally recognized in accordance with SOP 97-2.

For the deliverables subject to SOP 97-2, as amended by SOP 98-9, the arrangement fee is allocated among each element, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and

VSOE exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE for undelivered elements does not exist and where the only undelivered element is PCS, revenue for the delivered and undelivered elements is recognized on a straight-line basis over the life of the PCS contract.

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

Service revenue includes revenue from training, installation and consulting. From time-to-time, we develop and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services.

PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades. Revenues from advance payments for PCS contracts are recognized on a straight-line basis over the term of the contract.

Even though delivery of PCS and services has started, if all of the criteria in SOP 97-2 for revenue recognition are not met, PCS and service revenue recognition may not commence. At the time all the criteria in SOP 97-2 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the remaining PCS service period.

Revenue from stand alone product sales is recognized upon shipment (unless shipping terms determine otherwise) to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. Our policy is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end user is known and has been qualified by us. In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

Adoption of SFAS 123(R)

On October 1, 2005, we adopted SFAS 123 (R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal 2006. Our Consolidated Financial Statements as of and for the year ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted average estimated forfeiture rate for grants made during the year ended September 30, 2006 of approximately 22.5%, was based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The total expense recognized as stock-based compensation expense for fiscal year 2006 was $3.3 million. The unamortized compensation expense at September 30, 2006 amounted to $6.8 million, which is amortized over a weighted-average remaining vesting period of 2.7 years.

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

•	Inventory Valuation—We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•	Long-lived Assets—We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•	Other Intangible Assets—We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. When we conduct our annual evaluation of other intangible assets as of December 1, or if in the interim impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in fiscal 2005 and 2004. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

•	Goodwill—Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation date of December 1, 2005, the test could result in an impairment of goodwill charge in the quarter ending December 31, 2006.

•

Restructuring Expense—In connection with our 2006, 2005, 2004, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates.

Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. We have recorded additional charges associated with the change in our estimates for future sublease income in fiscal 2006 and 2005 and the nine months ended September 30, 2004.

•	Hardware Sales Warranty Reserve—We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

•	Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes Merton model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108 Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. We currently anticipate that adopting the provisions of SAB 108 will not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently anticipate that adopting the provisions of SFAS 157 will not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158 we will be required to initially recognize the funded status of our defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. We are currently in the process of determining the impact of adopting the provisions of SFAS 158 to our financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of determining the impact of adopting the provisions of FIN 48 on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

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

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international sales by denominating transactions in U.S. Dollars, Euro and British Pound. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During fiscal 2006 and 2005 and the nine months ended September 30, 2004, of total sales approximately 68%, 60% and 72%, respectively, were invoiced in U.S. dollars. Although we purchase many of our components in U.S. Dollars, approximately half of our expenses are denominated in other currencies, primarily Euro, Australian Dollar, British Pound, Canadian Dollar, Singapore Dollar, Japanese Yen, and South African Rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents and short-term investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At September 30, 2006, we held $11.5 million of cash and cash equivalents and $116.5 million in short-term investments for a total of $128.0 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of U.S. government and government agency securities, corporate notes and bonds, and certificates of deposit. Based on our cash, cash equivalents and short-term investments at September 30, 2006, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $427,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are presented in Item 15 and follow the signature page.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, the Company’s CEO and CFO concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Management believes that, as of September 30, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ActivIdentity Corporation

Fremont, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ActivIdentity Corporation maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ActivIdentity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ActivIdentity Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, ActivIdentity Corporation Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of ActivIdentity Corporation as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004 and our report dated December 26, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California

December 26, 2006

Changes in Internal Control over Financial Reporting

The material weaknesses identified for the year ended September 30, 2005 resulted in changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as follows:

•	Management has implemented an internal review process of the annual footnote disclosures prepared by the tax service provider to ensure proper reporting under generally accepted accounting principles.

•	Management has reassigned certain responsibilities relating to the purchase of goods and services within the existing accounting and administrative personnel to properly segregate duties. Additionally, changes have been made to the payroll process so that changes in payroll information are approved by finance personnel other than the payroll processor and certain additional preventive controls have been put in place for critical payroll process functions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under “Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.actividentity.com and any waivers from or amendments to the code of ethics, if any, will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Security Ownership by Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Public Accountants” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report.

1. Financial Statements

The following are included in Item 8 and are filed as part of this Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets as of September 30, 2006 and 2005	47
Consolidated Statements of Operations—Fiscal Years Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2004	48
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss—Fiscal Years Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2004	49
Consolidated Statements of Cash Flows—Fiscal Years Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2004	50
Notes to Consolidated Financial Statements	51

2. Financial Statement Schedule

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of ActivCard Corp.

3.2(2)	Bylaws of ActivCard Corp.

4.1(1)	Specimen common stock certificate (front and reverse)

4.2(1)	Form of ActivCard Corp. Director Common Stock Warrant

4.3(3)	Form of ActivCard Corp. Common Stock Warrant

10.1(1)	2002 Stock Option Plan of ActivCard Corp.

Exhibit Number	Exhibit Description
10.2(1)	Lease Agreement, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000

10.3(1)	Lease Agreement between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums thereto dated June 6, 2000 and April 18, 2001 (English translation) dated April 15, 1997

10.5+(4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996

10.6(1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002

10.9(5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003

10.10(6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers’ and ActivCard Corp. dated July 26, 2005

10.11(7)	2004 Equity Incentive Plan of ActivCard Corp.

10.12(8)	Form of Restricted Stock Unit Director Grant Agreement

10.13(3)	Form of Restricted Stock Unit Grant Agreement

10.14(9)	Employment Agreement between Jason Hart and ActivCard, Inc. dated August 5, 2005

10.15(10)	Employment Agreement between Thomas Jahn and ActivCard, Inc. dated August 23, 2005

10.16	Patent Purchase and Assignment Agreement dated July 6, 2006

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page)

31.1	Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-100067).
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-105558).
(3)	Incorporated by reference from the Registrant’s Annual Report on form 10-KT filed December 14, 2004.
(4)	Incorporated by reference from ActivCard S.A.’s Registration Statement on Form F-1 (File No. 333-11540).
(5)	Incorporated by reference from the Registrant’s Annual Report of Form 10-K, filed March 15, 2004.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed July 27, 2005.
(7)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A, filed July 12, 2004.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed November 5, 2004.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed August 9, 2005.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed December 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 29th day of December, 2006.

ACTIVIDENTITY CORPORATION.

By:	/s/ MARK LUSTIG
Mark Lustig Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Hart and Mark Lustig, jointly and severally, his attorney-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JASON HART Jason Hart	Chief Executive Officer, Senior vice President of Sales and Marketing and Director (Principal Executive Officer)	December 29, 2006

/s/ MARK LUSTIG Mark Lustig	Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2006

/s/ RICHARD A. KASHNOW Richard A. Kashnow	Chairman of the Board of Directors	December 29, 2006

/s/ JIM FRANKOLA Jim Frankola	Director	December 29, 2006

/s/ JAMES E. OUSLEY James E. Ousley	Director	December 29, 2006

/s/ RICHARD WHITE Richard White	Director	December 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ActivIdentity Corporation

Fremont, California

We have audited the accompanying consolidated balance sheets of ActivIdentity Corporation as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ActivIdentity Corporation at September 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and for the nine months ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ActivIdentity Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 26, 2006 expressed an unqualified opinion thereon.

As more fully described in Note 1 to the Consolidated Financial Statements, effective October 1, 2005, the Company adopted the provisions of SFAS 123(R)—‘Share Based Payment’.

BDO Seidman, LLP

San Francisco, CA

December 26, 2006

ACTIVIDENTITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,477	$13,167
Short-term investments	116,570	140,387
Accounts receivable, net of allowance for doubtful accounts	18,048	7,156
Inventories	1,633	1,649
Prepaid and other current assets	2,976	3,630

Total current assets	150,704	165,989

Property and equipment, net	3,612	3,116
Other intangible assets, net	9,830	9,323
Other long-term assets	968	757
Goodwill	35,874	36,162

Total assets	$200,988	$215,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,001	$1,696
Accrued compensation and related benefits	6,425	6,071
Current portion of accrual for restructuring liability	750	1,209
Accrued and other current liabilities	4,585	5,213
Current portion of deferred revenue	12,788	6,580

Total current liabilities	26,549	20,769
Deferred revenue, net of current portion	1,945	1,877
Long-term portion of accrual for restructuring liability, net of current portion	2,249	2,986
Long-term deferred rent	919	1,056

Total liabilities	31,662	26,688

Minority interest	373	1,240

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,673,252 and 45,595,618 issued and outstanding at September 30, 2006 and September 30, 2005, respectively	46	46
Additional paid-in capital	420,527	417,763
Deferred employee stock-based compensation	—	(615)
Accumulated deficit	(237,203)	(214,731)
Accumulated other comprehensive loss	(14,417)	(15,044)

Total stockholders’ equity	168,953	187,419

Total liabilities and stockholders’ equity	$200,988	$215,347

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,		Nine months Ended September 30, 2004
	2006	2005
Revenue:
Software	$25,324	$16,742	$10,103
Hardware	14,294	12,426	11,733
License	—	4,100	—
Maintenance and support	13,757	8,888	5,074

Total revenue	53,375	42,156	26,910

Cost of revenue:
Software	4,642	4,413	2,717
Hardware	8,541	6,987	6,585
License	—	23	—
Maintenance and support	3,865	2,395	1,684
Amortization of acquired developed technology and patents	2,772	1,661	449
Impairment of acquired developed technology	—	3,687	—

Total cost of revenue	19,820	19,166	11,435

Gross profit	33,555	22,990	15,475

Operating expenses:
Sales and marketing	26,889	28,725	18,462
Research and development	19,560	17,534	14,605
General and administration	12,647	11,402	6,980
Restructuring expense	805	2,482	3,529
Amortization of acquired intangible assets	719	1,117	43
Impairment of acquired intangible assets	—	2,352	45
Write-down of goodwill	—	9,426	—
In-process research and development	—	1,319	383

Total operating expenses	60,620	74,357	44,047

Loss from operations	(27,065)	(51,367)	(28,572)

Other income (expense):
Interest income, net	4,694	4,107	3,085
Other income (expense), net	173	(456)	150
Equity in net loss of Aspace Solutions Limited	—	—	(2,431)

Total other income, net	4,867	3,651	804

Loss before income tax, minority interest and other investors’ interest in Aspace Solutions Limited	(22,198)	(47,716)	(27,768)
Income tax provision	(378)	(255)	(44)
Minority interest	104	45	113
Other investors’ interest in Aspace Solutions Limited	—	—	292

Net loss	$(22,472)	$(47,926)	$(27,407)

Net loss per share basic and diluted	$(0.50)	$(1.11)	$(0.65)

Shares used to compute basic and diluted net loss per share	45,307	43,361	42,251

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except shares)

	Common Shares		Additional Paid-in Capital	Deferred Employee Stock-Based Compensation	Accumu- lated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Compre- hensive Loss
	Shares	Amount
Balances, December 31, 2003	42,114,646	$42	$397,962	$(211)	$(139,398)	$(12,816)	$245,579
Exercise of warrants	40,000	—	166	—	—	—	166
Exercise of options	219,237	—	1,004	—	—	—	1,004
Warrants issued for services	—	—	242	—	—	—	242
Deferred stock-based compensation	110,000	—	637	(637)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	207	—	—	207
Minority interest	—	—	3	2	—	1	6
Comprehensive loss:
Net loss	—	—	—	—	(27,407)	—	(27,407)	$(27,407)
Unrealized losses on short-term investments	—	—	—	—	—	(1,057)	(1,057)	(1,057)
Foreign currency translation	—	—	—	—	—	(209)	(209)	(209)

Total comprehensive loss	—	—	—	—	—	—	—	$(28,673)

Balances, September 30, 2004	42,483,883	42	400,014	(639)	(166,805)	(14,081)	218,531
Exercise of options	541,529	1	2,845	—	—	—	2,846
Issuance of restricted stock units	115,000	—	922	(922)	—	—	—
Deferred stock-based compensation, forfeitures	(6,000)	—	(666)	666	—	—	—
Amortization of deferred stock-based compensation	—	—	—	285	—	—	285
Shares issued in the acquisition of Aspace Solutions Limited	811,206	1	7,023	—	—	—	7,024
Shares issued in the acquisition of Protocom Development Systems Pty. Ltd.	1,650,000	2	7,575	—	—	—	7,577
Minority interest	—	—	50	(5)	—	5	50
Comprehensive loss:
Net loss	—	—	—	—	(47,926)	—	(47,926)	$(47,926)
Unrealized losses on short-term investments	—	—	—	—	—	(703)	(703)	(703)
Foreign currency translation	—	—	—	—	—	(265)	(265)	(265)

Total comprehensive loss	—	—	—	—	—	—	—	$(48,894)

Balances, September 30, 2005	45,595,618	46	417,763	(615)	(214,731)	(15,044)	187,419
Exercise of options	41,904	—	70	—	—	—	70
Issuance of restricted stock units	50,000	—	—	—	—	—	—
Deferred stock-based compensation, forfeitures	(14,270)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,693	615	—	—	3,308
Minority interest	—	—	1	—	—	(1)	—
Comprehensive loss:
Net loss	—	—	—	—	(22,472)	—	(22,472)	$(22,472)
Unrealized gains on short-term investments	—	—	—	—	—	1,093	1,093	1,093
Foreign currency translation	—	—	—	—	—	(465)	(465)	(465)

Total comprehensive loss	—	—	—	—	—	—	—	$(21,844)

Balances, September 30, 2006	45,673,252	$46	$420,527	$—	$(237,203)	$(14,417)	$168,953

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,		Nine Months Ended September 30, 2004
	2006	2005
Cash flows from operating activities:
Net loss	$(22,472)	$(47,926)	$(27,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,504	1,886	1,931
Amortization of acquired developed technology and patents	2,772	1,661	449
Impairment of acquired developed technology	—	3,687	—
In-process research and development	—	1,319	383
Amortization of acquired intangible assets	719	1,117	43
Impairment of acquired intangible assets	—	2,352	45
Write-down of goodwill	—	9,426	—
Amortization of deferred stock-based compensation	—	285	207
Stock-based compensation expense	3,308	—	—
Loss on disposal of property and equipment	173	154	151
Minority interest in ActivIdentity Europe S.A	(104)	(45)	(113)
Equity in net loss of Aspace Solutions Limited	—	—	2,431
Warrant issued for services	—	—	242
Minority interest in Aspace Solutions Limited	—	—	(292)
Changes in:
Accounts receivable	(10,713)	19	(2,012)
Inventories	83	307	616
Prepaid and other current assets	574	(395)	802
Accounts payable	250	(899)	727
Accrued compensation and related benefits	244	(1,356)	226
Accrual for restructuring liability	(1,219)	(682)	100
Accrued and other current liabilities	(15)	1,045	(568)
Deferred revenue	6,210	(3,422)	7,857
Deferred rent	(64)	11	82

Net cash used in operating activities	(18,750)	(31,456)	(14,100)

Cash flows from investing activities:
Purchases of property and equipment	(2,147)	(798)	(1,042)
Purchases of short-term investments	(118,839)	(18,980)	(122,052)
Proceeds from sales and maturities of short-term investments	143,881	74,175	125,753
Investment in and loans to Aspace Solutions Limited	—	—	(458)
Cash used in acquisitions, net of cash received	(746)	(28,337)	—
Cash used in acquisition of patents and related intellectual property	(3,998)	—
Acquisition of ActivIdentity Europe S.A. minority interest	(561)	(59)	—
Other long-term assets	(197)	40	(10)

Net cash provided by investing activities	17,393	26,041	2,191

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	70	2,846	1,170
Net (decrease) increase in short-term borrowings	—	(1,490)	675

Net cash provided by financing activities	70	1,356	1,845

Effect of exchange rate changes	(403)	113	(422)

Net decrease in cash and cash equivalents	(1,690)	(3,946)	(10,486)
Cash and cash equivalents, beginning of period	13,167	17,113	27,599

Cash and cash equivalents, end of period	$11,477	$13,167	$17,113

Supplemental disclosures:
Cash paid for interest	$—	$4	$—
Cash paid for income taxes	$256	$128	$33
Non-cash financing activities:
Issuance of common stock in connection with acquisition of Protocom Development Systems Pty. Ltd.	$—	$7,577	$—
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$—	$7,024	$—

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

ActivIdentity Corporation (formerly known as ActivCard Corp.) is a trusted provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide. The Company’s headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555. In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month transition period ended September 30, 2004.

The Company provides a fully-integrated platform enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services. ActivIdentity® solutions include Smart Employee ID, Enterprise Single Sign On, Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, and ActivKey™ USB tokens. ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity. holds approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal years 2005 and 2006, the Company purchased additional ActivCard S.A securities and currently it holds approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADSs of ActivCard S.A. not exchanged or sold to the Company have been recorded as a minority interest on the consolidated balance sheets. In March 2005, ActivCard S. A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at September 30, 2006 and 2005. The consolidated financial statements also include the accounts of Aspace Solutions Limited (Aspace), a variable interest entity, from May 27, 2004 to the date of acquisition of the remaining equity interest of Aspace on December 15, 2004, in accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. See Note 3 to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The 2005 consolidated financial statements also include Protocom Development Systems Pty. Limited from August 5, 2005.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for obsolete and excess inventories, depreciation and amortization, valuation of other intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (R)—Share Based Payment, and contingencies.

Cash, Cash Equivalents, and Short-Term Investments—The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. Short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. The gain or loss from sale of securities sold is recognized on the specific identification method.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions and short-term investments consist of U.S. government and government agency securities, corporate notes and bonds, and commercial paper. The Company sells the majority of its products and services to a limited number of customers spread globally. If the financial condition or results of operations of any one of the large customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors. Account balances are charged off against the allowance only when the Company considers it is probable that receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories—Inventories consists of finished goods and components and are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment—Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement of up to 10 years.

Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Other Intangible Assets—Other intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and internally-developed and acquired patents. Other intangible assets are amortized over one to six years, which approximates their estimated useful lives.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2006, there were no other intangible assets with an indefinite useful life. The annual impairment assessment date is December 1.

Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Research and Development and Capitalized Software Development Costs—Research and development costs are expensed as incurred. The Company capitalizes eligible software costs upon achievement of technological feasibility subject to net realizable value considerations in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. To date, the period between technological feasibility of a solution and the general availability of such software has been short. Accordingly, the Company has not capitalized any costs and charged all such costs to research and development expenses.

Sales Warranty Reserve—Expenses associated with potential warranty claims are accrued at the time of sale, based on warranty terms and historical experience. The Company provides for the costs of warranty in excess of warranty coverage provided by product assembly contractors. The Company’s standard warranty period is one year for hardware products.

Deferred Revenue—The Company’s deferred revenue consists of customer arrangements related to maintenance, software and services billings in excess of revenue recognized, which the Company is legally entitled to invoice and collect. The revenue from deferred revenue is recognized into earnings when the revenue recognition criteria are met.

Advertising Costs—The Company expenses all advertising costs as incurred, and the amounts were not material for all periods presented.

Revenue Recognition—The Company recognizes revenue in accordance with accounting principles generally accepted in the United States, as set forth in AICPA SOP 97-2, Software Revenue Recognition, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables and EITF 03-05 Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principle to the Company’s revenue is dependent upon the specific transaction and whether the sale includes hardware, software, services, extended warranty or a combination of these items.

Subject to conditions described below, revenue is not recognized until:

•	Evidence of an arrangement exists;

•	The fee is fixed or determinable;

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

•	No significant obligations remain; and

•	Collection of the corresponding receivable is reasonably assured.

For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF 00-21 if the following criteria are met:

•	The delivered item has stand alone value;

•	There is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor specific objective evidence (VSOE) or third party evidence; and

•	If the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

If the above criteria are met, the Company allocates the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB 104, and revenue for software elements is recognized in accordance with SOP 97-2. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is normally recognized in accordance with SOP 97-2.

For the deliverables subject to SOP 97-2, as amended by SOP 98-9, the arrangement fee is allocated among each element, based on vendor-specific objective evidence of fair value of each element if vendor-specific objective evidence of each element exists. The Company determines VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, the Company recognizes revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE for undelivered elements does not exist and where the only undelivered element is PCS, revenue for the delivered and undelivered elements is recognized on a straight-line basis over the life of the PCS contract. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

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

PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades. Revenues from advanced payments for PCS contracts are recognized on a straight-line basis over the term of the contract.

Even though delivery of PCS and services has started, if all of the criteria in SOP 97-2 for revenue recognition are not met, PCS and service revenue recognition may not commence. At the time all the criteria in SOP 97-2 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the remaining PCS service period.

Revenue from stand alone product sales is recognized upon shipment to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company’s policy is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end user is known and has been qualified by the Company. In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

Shipping and Handling Costs—Costs related to shipping and handling charges are included in cost of revenue.

Stock-Based Compensation—On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize such cost as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 30, 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France. The weighted average estimated forfeiture rate for grants made during the fiscal year 2006 of approximately 22.5% was based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the fiscal year ended September 30, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Foreign Currency Transactions—The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of all of the subsidiaries is their local currency with the exception of the Irish subsidiary, which uses the U.S. dollar as its functional currency. For those entities using their local currency as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in stockholders’ equity as translation adjustment within other comprehensive income.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. The fluctuation of foreign currencies amounted to a gain of $151,000 in fiscal 2006, a loss of $400,000 in fiscal 2005 and a gain of $150,000 in the nine months ended September 30, 2004.

Income Taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for expected future tax consequences, utilizing enacted tax rates, of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, net operating loss carry forwards, and research and development tax credits. The Company has provided a full valuation allowance for net deferred income tax assets.

Loss Per Share—Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding stock options, rights and warrants did not have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

Recent Accounting Pronouncements—In July 2006, the FASB issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued SAB No. 108 Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The Company is currently anticipating that adopting the provisions of SAB 108 will have an immaterial effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company anticipates that adopting the provisions of SFAS 157 will not have a material effect on its financial position, results of operations and cash flows.

In September 2006, FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158 the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

Reclassifications—The Company has reclassified $64,000 from long-term deferred rent to accrued and other current liabilities at September 30, 2005 to conform to the current period’s presentation. This reclassification had no effect on reported revenues, net loss, net loss per share, or stockholders’ equity.

2. Change in Fiscal Year End

In September 2004, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the consolidated financial information for the 2004 fiscal period reflects the results for the nine-month period ended September 30, 2004. Fiscal 2006 and 2005 represent the twelve-month period ended September 30.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

The Company’s consolidated financial statements include results of operations of Protocom from the closing date of acquisition of August 5, 2005

Concurrently with the closing of the Protocom acquisition, the Company entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as the Company’s chief executive officer and a member of the board of directors.

Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on the Company’s calculations of qualifying revenues that are credited to this earn-out right, the Company has concluded that the revenue targets have not been met and no additional consideration is owed. The Company notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and this matter may be referred to an independent auditor for resolution. If any portion of the earn-out is ultimately paid, Mr. Hart would receive approximately 68.7% of these additional payments.

Fair values of tangible and intangible assets and liabilities acquired are based on an independent valuation prepared using estimates provided by management. The initial purchase price has been allocated as follows (in thousands):

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

The Company acquired Protocom to enhance its penetration in the enterprise single sign-on market, broaden its customer base and strengthen management, its product portfolio and domain expertise. Results of operations of Protocom are included in the results of operations of the Company from the closing date of August 5, 2005 through September 30, 2005.

The following unaudited pro forma financial information presents the combined results of operations of ActivIdentity and Protocom as if the acquisition had occurred as of the beginning of the periods presented. The information in fiscal 2005 and nine months ended September 30, 2004 unaudited amounts were derived from the audited statements of operations of ActivIdentity for fiscal 2005 and the nine month period ended September 30, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of ActivIdentity that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of the Company.

(In thousands, except per share amounts)	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Net revenues	$51,718	$39,660
Net loss	(55,683)	(28,809)
Basic and diluted loss per share	(1.24)	(0.66)

Aspace Solutions Limited

In July 2003, the Company acquired a 38% interest in Aspace Solutions Limited (Aspace), a developer of secure multi-channel data management systems based in London, England. The Company purchased 38,140 common shares of Aspace from existing shareholders for £954,000 (£25.00 per share) or $1.6 million and provided Aspace with a two-year, senior convertible loan in the amount of £2.5 million or $4.1 million, bearing interest at 6% per annum. In December 2003, the Company provided Aspace with an additional two-year loan facility in the amount of £1.0 million or $1.7 million, bearing interest at 6% per annum, and received warrants convertible into 21,245 newly issued shares of Aspace at a price of £0.01 per share. The Company exercised the warrant conversion rights in December 2003, increasing its ownership to 59,385 common shares or 49% of the outstanding common shares of Aspace.

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

The May 2004 loan constituted a reconsideration event in accordance with FIN No. 46R Consolidation of Variable Interest Entities. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. The Company’s variable interest in Aspace will absorb a majority of Aspace’s expected losses. As a result, effective May 27, 2004, the Company was required to consolidate the financial results of Aspace. Fair value of Aspace’s equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. Fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 values of the intangible assets were established based on an independent valuation effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

4. Short-term Investments

Short-term investments consist of the following (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$58,134	$1	$(342)	$57,793
Corporate notes and bonds	55,467	11	(77)	55,401
Certificate of deposit	3,387	—	(11)	3,376

	$116,988	$12	$(430)	$116,570

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$134,007	$—	$(1,499)	$132,508
Corporate notes and bonds	4,961	1	(9)	4,953
Commercial paper	2,928	—	(2)	2,926

	$141,896	$1	$(1,510)	$140,387

The contractual maturities of available-for-sale debt securities as of September 30, 2005 were as follows (in thousands):

	Amortized cost	Estimated Fair Value
Within one year	$106,455	$106,059
Between one year and three years	6,212	6,190
More than three years	4,321	4,321

	$116,988	$116,570

There were no realized losses in fiscal 2006 and 2005. Gross realized losses were $19,000 in the nine months ended September 30, 2004. There were no realized gains in fiscal 2006 and 2005 and in the nine months ended September 30, 2004. Gross realized gains and losses are included in other income (expense), net in the consolidated statement of operations.

5. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended September 30,		Nine Months Ended September 30, 2004
	2006	2005
Balance, beginning of period	$207	$135	$42
Amounts charged to expense	267	262	100
Recoveries	(154)	—	—
Impact of exchange rate	30	(190)	(7)

Balance, end of period	$350	$207	$135

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

The following customers accounted for 10% or more of accounts receivable:

	2006	2005
Customer A	29%	*
Customer B	17%	*
Customer C	*	20%

	46%	20%

*	Customer accounted for less than 10% of A/R at the end of period

The following customers accounted for 10% or more of revenue:

	Year Ended September 30,		Nine Months Ended September 30, 2004
	2006	2005
Customer A	14%	*	*
Customer C	*	*	10%
Customer D	12%	*	*
Customer E	*	10%	*

	26%	10%	10%

*	Customer accounted for less than 10% of revenue during the period

6. Inventories

Inventories consist of the following (in thousands):

	September 30,
	2006	2005
Components	$412	$472
Finished goods	1,221	1,177

	$1,633	$1,649

Reserve for valuation of inventory at lower of cost or market was $899,000 and $707,000 as of September 30, 2006 and 2005, respectively.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Year Ended September 30,
	2006	2005
Computers and equipment	$10,332	$9,304
Furniture and fixtures	2,161	1,733
Leasehold improvements	487	475

Property and equipment, at cost	12,980	11,512
Less: accumulated depreciation	(9,368)	(8,396)

Property and equipment, net	$3,612	$3,116

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

8. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2005	Additions	September 30, 2006
Gross Carrying Amount
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	661	3,998	4,659

Other intangible assets at cost	17,983	3,998	21,981

Accumulated Amortization
Acquired developed technology	(7,182)	(2,614)	(9,796)
Customer relationships	(817)	(719)	(1,536)
Patents	(661)	(158)	(819)

Total accumulated amortization	(8,660)	(3,491)	(12,151)

Other intangible assets, net	$9,323		$9,830

The other intangible assets are amortized on a straight line basis over the estimated useful life of the intangibles assets. Amortization expense of developed technology and patents of $2,772,000, $1,661,000 and $449,000 is included in the cost of revenue and amortization expense of other intangible assets of $719,000, $1,117,000 and $43,000 is included in operating expenses for fiscal years 2006, 2005 and nine months ended September 30, 2004, respectively.

Estimated amortization of developed technology and patents and other intangible assets is as follows (in thousands):

	Acquired developed technology and patents	Customer relationships
Fiscal years ending September 30,
2007	$2,948	$187
2008	2,380	165
2009	2,168	140
2010	666	—
2011	666	—
Thereafter	510	—

	$9,338	$492

The useful life of developed technology, patents, customer contracts, and trade names and trademarks varies from one to six years. The weighted average remaining useful life of intangible assets at September 30, 2006 was 3.9 years.

In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement, resulting in the Company revising its near term revenue forecast lower. Based on the updated revenue forecast for the Aspace reporting unit, the Company determined that the carrying value of the intangible assets associated with the reporting unit exceeded their fair values, resulting in impairment charges of $3.7 million and

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

$2.4 million related to acquired developed technology and customer relationships, respectively, in the fiscal year ended September 30, 2005.

In September 2004, management identified that certain trademarks and trade names were not being used by the Company resulting in an impairment charge of $45,000 related to these assets in the nine months ended September 30, 2004.

9. Goodwill

Changes in goodwill are as follows (in thousands):

	Year Ended September 30,
	2006	2005
Balance, beginning of period	$36,162	$19,462
Goodwill acquired during the period	—	26,126
Goodwill impaired during the period	—	(9,426)
Other (see below)	(288)	—

Balance, end of period	$35,874	$36,162

During fiscal year 2006, the Company reduced goodwill by $83,000 as a result of purchase price adjustments of the Protocom acquisition due to changes in certain pre-acquisition assets and liabilities. Additionally, goodwill was reduced by $205,000 as a result of acquisition of approximately 173,000 shares of minority interest below their carrying values.

In March 2005, the Company reassessed and reversed downward the near term revenue forecast for Aspace. Based on the updated revenue forecast for the Aspace reporting unit, the Company recorded a goodwill impairment charge of $9.4 million during fiscal year 2005.

10. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

	Year Ended September 30,		Nine Months Ended September 30, 2004
	2006	2005
Balance, beginning of period	$99	$160	$248
Warranty costs incurred	(17)	(74)	(158)
Additions related to current period sales	113	65	38
Impact of exchange rates	8	(52)	32

Balance, end of period	$203	$99	$160

The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

11. Restructuring Liability

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

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

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring			2005 Restructuring		2006 Restructuring		Total
	Facility Costs	Workforce Reduction	Project Termination	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Workforce Reduction	Facility Exit Costs
Balances, December 31, 2003	$4,507	$—	$—	$—	$—	$—	$—	$—	4,507
Provision for restructuring expenses	—	3,079	40	400	—	—	—	—	3,519
Adjustments to accruals for changes in estimates	10	—	—	—	—	—	—	—	10
Cash payments	(519)	(2,597)	(40)		—	—	—	—	(3,156)
Non-cash charges	—	—	—	(13)	—	—	—	—	(13)

Balances, September 30, 2004	3,998	482	—	387	—	—	—	—	4,867
Provision for restructuring expenses	—	—	—	—	1,924	206	—	—	2,130
Adjustments to accruals for changes in estimates	87	—	—	265	—	—	—	—	352
Cash payments	(795)	(495)	—	(318)	(1,568)	—	—	—	(3,176)
Impact of exchange rates	—	13	—	39	(25)	(5)	—	—	22

Balances, September 30, 2005	3,290	—	—	373	331	201	—	—	4,195
Provision for restructuring expenses	—	—	—	—	—	—	680	127	807
Adjustments to accruals for changes in estimates	68	—	—	(13)	(10)	(39)	31	(39)	(2)
Cash payments	(614)	—	—	(177)	(262)	(164)	(705)	(92)	(2,014)
Impact of exchange rates	—	—	—	7	6	2	(6)	4	13

Balances, September 30, 2006	2,744	—	—	190	65	—	—	—	2,999
Less current portion	(575)	—	—	(110)	(65)	—	—	—	(750)

Long-term portion	$2,169	$—	$—	$80	$—	$—	$—	$—	$2,249

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.7 million as of September 30, 2006, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company has recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the three months ended March 31, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $190,000 as of September 30, 2006, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000 and facility exit costs by $39,000. The term of the lease expired in August 2006 and at September 30, 2006 no liability exists for this facility.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

2006 Restructuring

In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions and recorded a restructuring charge of $532,000 for workforce reduction In January 2006, the Company recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, the Company vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. During 2006, the Company reduced the remaining liability for facility exit costs by $39,000. The term of the lease expired in August 2006 and at September 30, 2006 no liability exists for this facility.

12. Stockholders’ Equity

Warrants

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
September 30, 2005	381,500	$7.75
Forfeited	(165,000)	8.14

September 30, 2006	216,500	$7.46	0.55	$—

Exercisable at September 30, 2006	216,500	$7.46	0.55	$—

Warrant issued to service provider: In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. The fair value of the warrant was determined using the Black-Scholes model with an expected volatility of 85%, a risk-free interest rate of 3.8%, expected life of 6 years, and expected dividend yield of zero. The Company recorded a charge to operations of $242,000 in the nine months ended September 30, 2004 in connection with this warrant.

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of September 30, 2006, the Company had an aggregate of 8.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 7.9 million shares were subject to outstanding awards and 697,826 shares were available for future grants.

Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options granted under these plans vest

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant. The difference between the grant price and the fair market value is being amortized over the options’ vesting period. The Company has made no grants under the stock options plans established prior to 2002 during any of the periods presented.

In August 2002, the Company’s stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on the NASDAQ Global Market on the date of grant.

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

In fiscal year 2004, the Company granted certain equity awards outside of the Company’s existing stockholder approved plans. These equity awards were made as “inducement” grants under NASDAQ marketplace rules. At September 30, 2006, options to purchase 146,794 shares of the Company’s common stock were outstanding at the weighted average exercise price of $6.50 under these grants.

Activity under the Company’s stock equity plans including the inducement grants which have not been approved by the Company’s stockholders is as follows:

	Number of Options	Weighted Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2005	5,696,565	$8.72
Granted	2,860,000	3.87
Exercised	(41,904)	1.67
Forfeited	(2,160,578)	6.42

Outstanding at 9/30/2006	6,354,083	$7.37	6.02	$1,977

Vested or expected to vest at September 30, 2006	5,240,505	$7.97	5.56	$1,128

Excercisable at September 30, 2006	2,882,391	$10.38	4.01	$10

As of September 30, 2006, outstanding stock options and director share warrants to purchase 1,379,988 shares of common stock granted to employees and directors were subject to French regulation, and outstanding stock options and director share warrants to purchase 5,190,595, shares of common stock granted to employees and directors were subject to U.S. regulation.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

Stock options and directors’ share warrants outstanding and exercisable as of September 30, 2006 are as follows:

	Options and Director Share Warrants Outstanding			Options and Director Share Warrants Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.30 - 4.23	1,046,500	9.22	$3.44	12,915	$3.89
4.24 - 5.00	1,611,500	6.85	4.30	108,125	4.77
5.31 - 6.82	1,446,028	5.53	6.48	960,304	6.53
7.10 - 8.95	1,433,367	5.51	7.88	1,014,422	7.64
9.04 - 17.77	448,200	2.99	10.37	418,137	10.43
19.21 - 32.80	584,988	0.71	21.51	584,988	21.51

3.30 - 4.23	6,570,583	5.84	$7.37	3,098,891	$10.18

Restricted Stock and Restricted Stock Units

In May 2004, the Company issued a restricted stock award of 110,000 shares at a purchase price of $0.001 per share as an inducement grant on the hiring of its former chief executive officer. Of these shares 10,000 vested in full upon the executive’s completion of one year of service measured from the date of employment while the remaining 100,000 shares were to vest over four years provided that certain performance measures were achieved. In fiscal 2005, the Company cancelled the stock award of 100,000 shares as the performance targets had not been met. The total amount expensed related to the inducement grant amounted to $54,000.

The Company’s Board of Directors has issued a total of 215,000 shares of restricted stock and restricted stock units as of September 30, 2006 to the Company’s executive officers and directors pursuant to the 2004 Plan. 110,000 restricted stock units were granted at no cost to the board members and vest monthly over one to three years. 55,000 restricted stock units were granted at no cost to officers in 2004, one-third of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 shares of restricted stock were granted to the Company’s new chief financial officer in 2006 at $0.001 per share, one-fourth of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months. The total compensation expense related to the restricted stock granted to the Company’s chief financial officer of $175,000 is being amortized over the vesting period.

A summary of the status of the Company’s restricted stock and restricted stock units as of September 30, 2005 and changes during the year ended September 30, 2006 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2005	92,339	$8.00
Granted	100,000	3.42
Vested	(79,027)	6.02
Cancelled	(38,033)	6.68

Nonvested at September 30, 2006	75,279	$4.66

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used during the fiscal year ended September 30, 2006:

Year Ended September 30, 2006
Risk-free interest rate	4.55% - 4.56%
Exptected life (years)	4.80 - 5.40
Expected volatility	49.8% - 55.00%
Weighted average expected volatility	50.03%

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for year ended September 30, 2006, which was allocated as follows (in thousands):

Year Ended September 30, 2006
Cost of sales—software	$121
Cost of sales—hardware	27
Cost of sales—support and maintenance	79

Stock-based compensation expense included in cost of sales	227

Research and development	890
Sales and marketing	500
General and administrative	1,691

Stock-based compensation expense included in operating expenses	3,081

Stock-based compensation expense related to employee stock options	$3,308

The table below reflects net income and basic and diluted net income per share for the twelve months ended September 30, 2006 compared with the pro forma information for the twelve and nine months ended September 30, 2005 and 2004, respectively as follows (in thousands, except per-share amounts):

	Year Ended September 30,		Nine Months Ended September 30, 2004
	2006	2005
Net loss—as reported for the prior period(1)	N/A	$(47,926)	$(27,407)
Stock-based compensation expense related to employee stock options(2)	(3,308)	(4,857)	(5,501)

Net loss, including the effect of stock-based compensation expense(3)	$(22,472)	$(52,783)	$(32,908)

Basic and diluted net income per share—as reported for the prior period(1)		$(1.11)	$(0.65)

Basic and diluted net income per share, including the effect of stock-based compensation expense(3)	$(0.50)	$(1.22)	$(0.78)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

The weighted-average grant-date fair values of options and restricted stock units granted was $1.95, 3.24 and 2.89 during the fiscal years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, respectively. The total intrinsic value of options and restricted stock units exercised was approximately $338,000, $1.0 million and $494,000 during the fiscal years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $2.8 million, $3.4 million, $3.7 million during fiscal years September 30, 2006 and 2005 and nine months ended September 30, 2004, respectively. As of September 30, 2006, total unrecognized compensation costs related to nonvested stock options and restricted stock was $6.8 million, which is expected to be recognized as an expense over a weighted average remaining amortization period of approximately 2.7 years.

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

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Risk-free interest rate	3.7%	2.9%
Expected life (years)	4.0	4.1
Expected volatility	44%	50%

Pro forma results are as follows (in thousands, except per share amounts):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss, as reported	$(47,926)	$(27,407)
Add: Employee stock-based compensation expense included in reported net loss	285	207
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(5,142)	(5,708)

Pro forma net loss	$(52,783)	$(32,908)

Basic and diluted net loss per share, as reported	$(1.11)	$(0.65)

Basic and diluted net loss per share, pro forma	$(1.22)	$(0.78)

Shares used to compute basic and diluted loss per share	43,361	42,251

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

Deferred Stock-based compensation expense

In 2001, the Company granted options to purchase 2,394,500 shares of the Company’s stock with a weighted average exercise price of $8.80 at less than fair market value. The options granted at less than fair market value had a weighted average fair market value of $10.43, where fair market value was determined to be the closing share price on the date of grant. The difference between the grant price and the fair market value was amortized over the options vesting period. Employee stock-based compensation related to these options amounted to $97,000 in fiscal 2005 and $75,000 in the nine months ended September 30, 2004.

13. Income Taxes

Income taxes consist of the following (in thousands):

	Year ended September 30, 2006	Year ended September 30, 2005	Nine months ended September 30, 2004
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	67	76	11
Deferred	—	—	—

	67	76	11

Foreign:
Current	311	179	33
Deferred	—	—	—

	311	179	33

Income taxes	$378	$255	$44

Loss from continuing operations before income taxes, minority interest, and other investors’ interest in Aspace Solutions Limited consists of the following (in thousands):

	Year ended September 30, 2006	Year ended September 30, 2005	Nine months ended September 30, 2004
Domestic	$(20,126)	$(42,486)	$(14,411)
Foreign	(2,071)	(5,230)	(13,357)

	$(22,197)	$(47,716)	$(27,768)

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to income before taxes is as follows (in thousands):

	Year ended September 30, 2006	Year ended September 30, 2005	Nine months ended September 30, 2004
Federal statutory tax benefit	$(7,769)	$(16,701)	$(9,719)
Losses not benefited	8,806	15,580	11,800
Impairment of goodwill	—	3,299	—
In-process research and development	—	462	134
Foreign income taxes	446	375	33
Tax credits	(210)	(283)	—
State tax, net of federal benefit	(1,154)	(2,204)	(1,482)
Loss from equity investment in Aspace Solutions Limited	—	—	851
Other	259	(273)	(1,573)

	$378	$255	$44

Deferred tax assets consist of the following (in thousands):

	September 30, 2006	September 30, 2005
Deferred tax assets:
Net operating loss carry-forwards	$76,748	$72,921
Research and development tax credits	3,618	3,220
Timing differences in depreciation and amortization	1,699	1,479
Non-deductible accruals and reserves	4,677	2,855

Net deferred tax assets	86,742	80,475
Deferred tax liability: Other intangible assets	(2,439)	(2,900)

Net deferred tax assets	84,303	77,575
Valuation allowance.	(84,303)	(77,575)

Net deferred tax assets	$—	$—

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The Company recorded an increase in the valuation allowance of $6.7 million in fiscal 2006, $15.0 million in fiscal 2005 and $12.6 million in the nine months ended September 30, 2004. The valuation allowance at September 30, 2006 includes $189,000 related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

As of September 30, 2006, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration
United States—Federal	$83,266	2011 to 2026
United States—California	51,389	2012 to 2016
United States—Other States	5,406	2010 to 2026
France	81,442	No expiration
Canada	12,860	2007 to 2012
Australia	17,912	No expiration
Singapore	4,073	No expiration
Germany	2,978	2007 to 2010
United Kingdom	1,108	No expiration

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

As of September 30, 2006 the Company had federal and State of California research and development tax credit carry-forwards of approximately $1.3 million and $1.8 million, respectively. The federal research and development tax credits will expire at various dates beginning in 2012. The State of California research and development tax credits have no expiration date.

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

14. Net Loss per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended September 30,		Nine months Ended September 30, 2004
	2006	2005
Numerator:
Net loss	$(22,472)	$(47,926)	$(27,407)

Denominator:
Weighted average number of shares outstanding	45,307	43,361	42,251

Basic and diluted net loss per share	$(0.50)	$(1.11)	$(0.65)

For the above periods the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been antidilutive. At September 30, 2006, 2005 and 2004, approximately 6.7 million, 6.1 million and 8.3 million potential common shares (prior to application of treasury method), respectively, consisting of options and warrants, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

15. Employee Retirement Plans

The Company has agreed to a payment of a lump sum retirement indemnity to all employees located in France based upon years of service and compensation at retirement, though benefits do not vest prior to retirement. At September 30, 2006 and 2005 liability of $92,000 and $62,000, respectively, was recorded for the benefit.

The Company has a 401(k) profit sharing plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in any of the periods presented.

In October 2001, the Company implemented a non-qualified deferred compensation plan which allowed eligible U.S. employees to elect to defer for personal tax purposes, on an annual basis, up to 90% of their total earnings. Amounts deferred were invested by the Company in investment embedded funds within a variable life insurance policy. The employee designated the investment of amounts withheld and was entitled to receive the amounts deferred, net of investment gains and losses, upon termination, retirement, death, disability or, under

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 certain circumstances, based on pre-scheduled withdrawals. Amounts withheld and deferred for eligible employees under the Company’s deferred compensation plan were $43,000 in fiscal 2005 and $162,000 in nine months ended September 30, 2004. The amounts withheld and deferred were included in operating expenses as salary expense in the period withheld. During fiscal 2005, the plan was terminated and the plan assets were distributed to the participants.

16. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from 3 and 10 years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,
2007	$2,995
2008	3,018
2009	2,906
2010	2,772
2011	1,121
Thereafter	—

$12,812

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses (see Note 11). The Company anticipates receiving approximately $1.5 million sublease income related to these abandoned facilities.

Rent expense under all operating leases was $3.3 million and $3.2 million in fiscal 2006 and 2005, respectively, and $2.2 million in the nine months ended September 30, 2004.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2006 or 2005.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2006 or 2005.

17. Segment Information

The Company operates in one operating segment of Digital Identity Solutions. Accordingly, the Company is disclosing information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Twelve months ended September 30, 2006
Total revenue	$23,064	$26,503	$3,808	$53,375
Loss from operations	(17,525)	(3,799)	(5,741)	(27,065)
Capital expenditures	1,519	276	352	2,147
Depreciation and amortization of fixed assets	645	549	310	1,504

Twelve months ended September 30, 2005
Total revenue	22,343	18,127	1,686	42,156
Loss from operations	(15,834)	(34,619)	(914)	(51,367)
Capital expenditures	306	444	48	798
Depreciation and amortization of fixed assets	805	1,035	46	1,886

Nine months ended September 30, 2004
Total revenue	12,538	11,984	2,388	26,910
Loss from operations	(16,743)	(11,258)	(571)	(28,572)
Capital expenditures	600	431	11	1,042
Depreciation and amortization of fixed assets	766	1,113	52	1,931

September 30, 2006
Goodwill	7,748	6,345	21,781	$35,874
Long-lived assets	4,037	2,632	7,741	14,410
Total assets	149,406	19,258	32,324	200,988

September 30, 2005
Goodwill	8,699	6,550	20,913	36,162
Long-lived assets	2,435	3,039	7,722	13,196
Total assets	165,249	17,610	32,488	215,347

(2)	The European geographic area includes goodwill impairment charge of $9.4 million and the impairment of acquired intangible assets of $6.0 million in the year ended September 30, 2005.

During fiscal year 2006, United States and United Kingdom accounted for 43% and 12% of the Company’s net revenues, respectively. United States accounted for 53% and 47% of net revenues during fiscal years 2005 and 2004. No other individual country accounted for more than 10% of net revenues during 2005 and 2004.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2006 and 2005 and nine months ended September 30, 2004

18. Related Party Transactions

Subsequent to the acquisition of Protocom on August 5, 2005, the Company paid in fiscal years 2006 and 2005 AUD326,676 and AUD54,232 or approximately USD248,000 and USD42,000, respectively, in rent to a company in which Jason Hart is a major shareholder, for certain properties rented by the Company in Australia. The Company renewed the lease agreement for one of the buildings under lease for an additional three years during fiscal 2006 with a monthly rent of AUD 23,000, subject to inflationary increases. Mr. Hart is the chief executive officer, director and senior vice president, sales and marketing of the Company.

There were no transactions with related parties in the nine months ended September 30, 2004.

19. Derivative Financial Instruments

Foreign exchange gains and losses reported on the consolidated statements of operations resulted from the translation of assets and liabilities denominated in a non-functional currency into the functional currency of the legal entity that held the asset and/or liability. During the periods presented, the Company did not utilize any foreign exchange hedging programs to mitigate transaction gains and losses resulting from such exchange rate fluctuations on assets and liabilities held by subsidiaries that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability.

20. Quarterly Results of Operations (Unaudited)

A summary of quarterly financial information for each of the last two fiscal years is as follows. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004
	(In thousands, except per share amounts)
Total revenue	$17,868	$12,943	$11,092	$11,472	$9,410	$12,035	$9,156	$11,555
Cost of revenue	5,004	5,889	4,591	4,336	3,912	3,306	8,004	3,944
Gross margin	12,864	7,054	6,501	7,136	5,498	8,729	1,152	7,611
Loss from operations	(1,701)	(7,311)	(9,119)	(8,934)	(11,078)	(5,965)	(26,084)	(8,240)
Net loss	(343)	(5,261)	(8,282)	(8,586)	(10,106)	(5,625)	(25,407)	(6,788)
Basic and diluted net loss per share*	$(0.01)	$(0.12)	$(0.18)	$(0.19)	$(0.23)	$(0.13)	$(0.58)	$(0.16)

*	The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total period due to the effects of rounding.