Form 10-Q
period 2006-12-31
ACTIVIDENTITY CORP
filed 2007-02-14
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

As of January 31, 2007, the Registrant had outstanding 45,621,058 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2006

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2006 (1)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,881	$11,477
Short-term investments	119,093	116,570
Accounts receivable, net of allowance for doubtful accounts	9,447	18,048
Inventories	2,307	1,633
Prepaid and other current assets	2,869	2,976

Total current assets	150,597	150,704

Property and equipment, net	4,097	3,612
Other intangible assets, net	8,990	9,830
Other long-term assets	971	968
Goodwill	35,874	35,874

Total assets	$200,529	$200,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,726	$2,001
Accrued compensation and related benefits	5,933	6,425
Current portion of accrual for restructuring liability	754	750
Accrued and other current liabilities	5,013	4,585
Current portion of deferred revenue	12,230	12,788

Total current liabilities	27,656	26,549

Deferred revenue, net of current portion	2,079	1,945
Long-term portion of accrual for restructuring liability, net of current portion	2,076	2,249
Long-term deferred rent	875	919

Total liabilities	32,686	31,662

Minority interest	373	373

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,699,489 and 45,673,252 issued and outstanding at December 31, 2006 and September 30, 2006, respectively	46	46
Additional paid-in capital	421,238	420,527
Accumulated deficit	(238,597)	(237,203)
Accumulated other comprehensive loss	(15,217)	(14,417)

Total stockholders’ equity	167,470	168,953

Total liabilities and stockholders’ equity	$200,529	$200,988

(1)	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended December 31,
	2006	2005
Revenue:
Software	$6,780	$5,181
Hardware	3,729	2,935
Maintenance and support	4,106	3,356

Total revenue	14,615	11,472

Cost of revenue:
Software	756	1,009
Hardware	1,906	1,768
Maintenance and support	1,047	896
Amortization of acquired developed technology and patents	792	663

Total cost of revenue	4,501	4,336

Gross profit	10,114	7,136

Operating expenses:
Sales and marketing	5,820	6,574
Research and development	4,993	4,756
General and administration	2,885	3,934
Restructuring expense	—	532
Amortization of acquired intangible assets	48	274

Total operating expenses	13,746	16,070

Loss from operations	(3,632)	(8,934)

Other income (expense):
Interest income, net	1,388	1,035
Other income (expense), net	867	(700)

Total other income, net	2,255	335

Loss before income tax and minority interest	(1,377)	(8,599)
Income tax provision	(15)	(20)
Minority interest	(2)	33

Net loss	$(1,394)	$(8,586)

Other comprehensive income (loss):
Net loss	(1,394)	(8,586)
Unrealized gain on short-term investments, net	35	142
Foreign currency translation gain (loss)	(835)	646

Comprehensive loss	$(3,588)	$(16,384)

Net loss per share basic and diluted	$(0.03)	$(0.19)

Shares used to compute basic and diluted net loss per share	45,625	45,140

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,394)	$(8,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	399	418
Amortization of acquired developed technology and patents	792	663
Amortization of acquired intangible assets	48	274
Stock-based compensation expense	711	768
Loss on disposal of property and equipment	—	45
Minority interest in ActivIdentity Europe S.A	2	(33)
Changes in:
Accounts receivable	8,845	(1,909)
Inventories	(613)	255
Prepaid and other current assets	148	687
Accounts payable	1,633	738
Accrued compensation and related benefits	(701)	(800)
Accrual for restructuring liability	(165)	(328)
Accrued and other current liabilities	243	(1,088)
Deferred revenue	(564)	945
Deferred rent	(24)	(5)

Net cash provided by (used in) operating activities	9,360	(7,956)

Cash flows from investing activities:
Purchases of property and equipment	(846)	(238)
Purchases of short-term investments	(34,515)	(25,228)
Proceeds from sales and maturities of short-term investments	32,041	32,265
Cash used in acquisitions, net of cash received	—	(784)
Other long-term assets	—	(286)

Net cash provided by (used in) investing activities	(3,320)	5,729

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	—	68

Net cash provided by financing activities	—	68

Effect of exchange rate changes	(636)	557

Net increase (decrease) in cash and cash equivalents	5,404	(1,602)
Cash and cash equivalents, beginning of period	11,477	13,167

Cash and cash equivalents, end of period	$16,881	$11,565

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$240	$177

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

ActivIdentity Corporation (formerly known as ActivCard Corp.) is a trusted provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide. The Company’s headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555

The Company provides a fully-integrated platform enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services. ActivIdentity® solutions include Smart Employee ID, Enterprise Single Sign On, Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, and ActivKey™ USB tokens. ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of September 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting primarily of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2007.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. Adoption of SAB 108 during the first fiscal quarter of 2007, had no significant impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of determining the impact of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158 the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. The Company anticipates that adoption the provisions of SFAS 158 will not have a material effect on its financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation

Equity Compensation Plans

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

	Number of Warrants	Weighted Average Exercise Price
Outstanding at 9/30/2006	216,500	$7.46
Expired	(76,500)	9.04

Outstanding at 12/31/2006	140,000	$6.60

Exercisable at 12/31/2006	140,000	$6.60

Warrant issued to service provider: In August 2004, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. The fair value of the warrant was determined using the Black-Scholes model with an expected volatility of 85%, a risk-free interest rate of 3.8%, expected life of 6 years, and expected dividend yield of zero. The Company recorded a charge to operations of $242,000 in the nine months ended September 30, 2004 in connection with this warrant.

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of December 31, 2006, the Company had an aggregate of 8.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 7.8 million shares were subject to outstanding awards and 0.8 million shares were available for future grants.

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

Activity under the Company’s stock equity plans is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2006	6,354,083	$7.37
Granted	122,500	4.53
Forfeited	(453,857)	8.70

Outstanding at 12/31/2006	6,022,726	$7.21	$2,895

Excercisable at 12/31/2006	2,787,911	$9.95	$249

Stock options and directors’ share warrants outstanding and exercisable as of December 31, 2006 are as follows:

	Options and Director Share Warrants Outstanding			Options and Director Share Warrants Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$3.30-4.23	1,013,250	8.90	$3.44	128,732	$3.39
$4.24-5.00	1,644,500	6.64	4.31	104,530	4.76
$5.22-6.82	1,223,077	6.17	6.48	799,690	6.54
$7.10-8.95	1,425,711	5.29	7.88	1,058,994	7.63
$9.04-17.77	367,200	3.17	10.65	346,977	10.73
$19.21-32.80	488,988	0.55	21.85	488,988	21.85

$3.30-4.23	6,162,726	5.92	$7.19	2,927,911	$9.79

-ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock and Restricted Stock Units

The Company’s Board of Directors has issued a total of 215,000 shares of restricted stock and restricted stock units as of December 31, 2006 to the Company’s officers and directors pursuant to the 2004 Plan. 110,000 restricted stock units were granted at no cost to the board members and vest monthly over one to three years. 55,000 restricted stock units were granted at no cost to officers in 2004, one-third of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 shares of restricted stock were granted to the Company’s new chief financial officer in 2006 at $0.001 per share, one-fourth of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months. The total compensation expense related to the restricted stock granted to the Company’s chief financial officer of $175,000 is being amortized over the vesting period.

A summary of the status of the Company’s restricted stock and restricted stock units as of September 30, 2006 and changes during the three months ended December 31, 2006 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2006	75,279	$4.66
Vested	(9,999)	5.30

Nonvested at December 31, 2006	65,280	$4.56

Adoption of SFAS 123(R)

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize such cost as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended December 31, 2006 and 2005 reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under S FAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended December 31, 2006 and 2005 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France. The weighted average estimated forfeiture rate for grants made during the three months ended December 31, 2006 and 2005 of approximately 19.9% and 25%, respectively, were based on historical forfeiture experience.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended December 31, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended December 31,
	2006	2005
Risk-free interest rate	4.55% - 4.56%	4.56%
Expected life (years)	4.80 - 5.40	4.00 - 5.20
Expected volatility	50.1% - 55.0%	44.0% - 52.00%
Weighted average expected volatility	51.60%	50.38%

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three months ended December 31, 2006 and 2005, which was allocated as follows (in thousands):

	Three months ended December 31,
	2006	2005
Cost of sales—software	$32	$25
Cost of sales—hardware	10	5
Cost of sales—support and maintenance	21	16

Stock-based compensation expense included in cost of sales	63	46

Research and development	218	197
Sales and marketing	136	121
General and administrative	294	404

Stock-based compensation expense included in operating expenses	648	722

Stock-based compensation expense related to employee stock options	$711	$768

As of December 31, 2006, total unrecognized compensation costs related to nonvested stock options and restricted stock was $6.2 million, which is recognized as an expense over a weighted average vesting period of approximately 2.8 years. The weighted average grant date fair value of options granted during the three months ended December 31, 2006 was $2.26.

5. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2006	$350
Amounts charged to expense	33
Recoveries	(130)
Impact of exchange rate changes	10

Balance, December 31, 2006	$263

The following customers accounted for 10% or more of accounts receivable:

	December 31, 2006		September 30, 2006
Customer A	14%		29%
Customer B		*	17%

*	Customer accounted for less than 10% of A/R at the end of period.

The following customers accounted for 10% or more of total revenue:

	Three Months Ended December 31,
	2006	2005
Customer A	17%	10%
Customer C	14%	10%

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2006	September 30, 2006
Components	$212	$412
Finished goods	2,095	1,221

	$2,307	$1,633

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2006	Additions	December 31, 2006
Gross Carrying Amount
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4,659	—	4,659

Other intangible assets at cost	21,981	—	21,981

Accumulated Amortization
Acquired developed technology	(9,796)	(625)	(10,421)
Customer relationships	(1,536)	(48)	(1,584)
Patents	(819)	(167)	(986)

Total accumulated amortization	(12,151)	(840)	(12,991)

Other intangible assets, net	$9,830		$8,990

Estimated future amortization of other intangible assets is as follows (in thousands):

	Acquired developed technology and patents	Customer relationships
Fiscal years ending September 30,
2007 (remaining 9 months)	$2,157	$138
2008	2,380	165
2009	2,168	140
2010	666	—
2011	666	—
Thereafter	510	—

	$8,547	$443

8. Goodwill

There were no changes to goodwill during the three months ended December 31, 2006. Based on the results of its annual impairment test in accordance with SFAS No. 142, the Company determined that no impairment on the carrying value of its goodwill of $35.9 million existed as of December 1, 2006, the Company’s annual impairment date. The Company will continue to evaluate goodwill on an annual basis as of December 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

9. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2006	$203
Warranty costs incurred	—
Additions related to current period sales	28
Impact of exchange rate changes	8

Balance, December 31, 2006	$239

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

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring	2005 Restructuring		2006 Restructuring
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Total
Balances, September 30, 2005	3,290	373	331	201	—	—	4,195
Provision for restructuring expenses	—	—	—	—	680	127	807
Adjustments to accruals for changes in estimates	68	(13)	(10)	(39)	31	(39)	(2)
Cash payments	(614)	(177)	(262)	(164)	(705)	(92)	(2,014)
Impact of exchange rate changes	—	7	6	2	(6)	4	13

Balances, September 30, 2006	2,744	190	65	—	—	—	2,999
Cash payments	(138)	(26)	—	—	—	—	(164)
Impact of exchange rate changes	—	(8)	3	—	—	—	(5)

Balances, December 31, 2006	2,606	156	68	—	—	—	2,830
Less current portion	(581)	(105)	(68)	—	—	—	(754)

Long-term portion	$2,025	$51	$—	$—	$—	$—	$2,076

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.6 million as of December 31, 2006, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company has recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the three months ended March 31, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $156,000 as of December 31, 2006, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000. When the final cash payments related to the facility exit costs were completed in fiscal year 2006 the facility exit costs were reduced by $39,000. The remaining liability of $68,000 related to workforce reduction is expected to be paid during the third quarter of fiscal 2007.

2006 Restructuring

In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions and recorded a restructuring charge of $532,000 for workforce reduction. In January 2006, the Company recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, the Company vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. The Company reduced the remaining liability for facility exit costs by $39,000 when the cash payments related to the facility exit costs were completed in fiscal 2006.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Net Loss per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended December 31,
	2006	2005
Numerator:
Net loss	$(1,394)	$(8,586)

Denominator:
Weighted average number of shares outstanding	45,625	45,140

Basic and diluted net loss per share	$(0.03)	$(0.19)

For the above periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, that were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. At December 31, 2006 and 2005, approximately 6.2 million and 6.8 million potential common shares (prior to application of treasury method), respectively, consisting of options and warrants, are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

12. Commitments and Contingencies

On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd (Protocom). for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Concurrently with the closing of the Protocom acquisition, the Company entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as the Company’s chief executive officer and a member of the board of directors. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. If any portion of the earn-out is ultimately paid, Mr. Hart would receive approximately 68.7% of these additional payments. Based on the Company’s calculations of qualifying revenues that are credited to this earn-out right, it has concluded that the revenue targets have not been met and no additional consideration is owed. The Company notified the Protocom shareholder representative in the fourth quarter of fiscal 2006 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and in accordance with the agreement, the matter is being referred to an independent auditor for resolution. No liability for this earn-out provision has been recorded at December 31, 2006 or September 30, 2006.

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2006 or September 30, 2006.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at December 31, 2006 or September 30, 2006.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended December 31, 2006
Total revenue	$5,802	$7,996	$817	$14,615
(Loss) income from operations	(1,865)	148	(1,915)	(3,632)
Capital expenditures	589	217	40	846
Depreciation and amortization of fixed assets	211	109	79	399

Three months ended December 31, 2005
Total revenue	5,277	5,392	803	11,472
Loss from operations	(4,697)	(2,596)	(1,641)	(8,934)
Capital expenditures	61	74	103	238
Depreciation and amortization of fixed assets	188	157	73	418

December 31, 2006
Goodwill	7,748	6,345	21,781	35,874
Long-lived assets	7,356	1,310	5,392	14,058
Total assets	147,475	23,943	29,111	200,529

September 30, 2006
Goodwill	7,748	6,345	21,781	35,874
Long-lived assets	4,037	2,632	7,741	14,410
Total assets	149,406	19,258	32,324	200,988

During the three months ended December 31, 2006, customers located in the United States, France and United Kingdom accounted for 40%, 18% and 16% of the Company’s net revenue, respectively. No other individual country accounted for 10% or more of the Company’s net revenue for the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

Results of operations

Revenue

Total revenue, period-over-period changes and mix by type are as follows (dollars in thousands):

	Three Months Ended December 31,		Increase (Decrease)	Percentage Change
	2006	2005
Software	$6,780	$5,181	$1,599	31%
Hardware	3,729	2,935	794	27%
Maintenance and support	4,106	3,356	750	22%

Total revenue	$14,615	$11,472	$3,143	27%

Software revenue is comprised of sales of standard software and professional services associated with customization, installation and integration. The increase in software revenue in the three months ended December 31, 2006 compared to the same period in the prior year was primarily due to increased demand for card management software.

Hardware revenue is comprised of tokens, readers, smart cards and related equipment as well as hardware storage modules (HSM), which include integrated software components. The increase in hardware revenue in the three months ended December 31, 2006 compared to the same period in the prior year was due increase in shipments of tokens of approximately $0.7 million and HSM of $0.3 million offset by lower sales of smartcards.

The increase in maintenance and support revenue in the three months ended December 31, 2006 compared to the same period in the prior year is primarily due to maintenance contract renewals from a growing installed base of customers.

Period-over-period changes in revenue by geography and as a percentage of total revenue, are as follows:

	Three Months Ended December 31,
	2006	2005
North America	40%	46%
Europe	55%	47%
Asia Pacific	5%	7%

	100%	100%

In absolute dollars, revenue in North America increased by $0.6 million in the three months ended December 31, 2006 compared to the same period in the prior year, primarily as a result of $0.7 million higher hardware sales offset by $0.2 million in lower software revenue.

European revenues were higher during the first fiscal quarter of 2007 when compared to the same period in fiscal 2006 mainly due to an agreement entered into during the fourth quarter of 2006 to supply a European government department with our employee identification solutions, which contributed revenue of $1.7 million for the period. Additionally, maintenance revenue was higher during the first quarter of 2007 due to continued growth in installed base of customers.

Hardware and software revenue by customer type as a percentage of total hardware revenue and software revenue, is as follows:

	Three Months Ended December 31,
	2006	2005
Enterprise	45%	57%
Government	33%	16%
Financial	22%	27%

	100%	100%

The increase in the government sector during the three months ended December 31, 2006 when compared to the same period in prior year was mainly attributable to the agreement entered into during the fourth quarter of 2006 to supply a European government department with our employee identification solutions. In absolute dollars, revenue from the financial sector and the enterprise sector remained relatively constant during the three months ended December 31, 2006 when compared to the same period in the prior year.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ending December 31,		Increase (Decrease)	Percentage Change
	2006	2005
Software	$756	$1,009	$(253)	-25%
As a percentage of software revenue	11%	19%
Hardware	1,906	1,768	138	8%
As a percentage of hardware revenue	51%	60%
Maintenance and support	1,047	896	151	17%
As a percentage of license revenue	25%	27%
Amortization of acquired developed technology and patents	792	663	129	19%

Total cost of revenue	$4,501	$4,336	$165	4%

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and professional services associated with customization, integration and installation services. The software margin improvement during the three months ended December 31, 2006 resulted primarily from a decrease in sales of professional services related to customized software products and a relative increase in sales of standard software with lower cost.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products, logistics, operations, and adjustments to reserves for warranty and inventory. Our smart card and reader revenues reflect products manufactured for us by original equipment manufacturers, and accordingly, have lower margins compared to tokens that are manufactured for us by contract manufacturers which yield higher gross margins. Cost of hardware revenue in absolute dollars increased during the three months ended December 31, 2006 when compared to the same period in prior year due to higher hardware sales. The margin improvements are attributable to cost reductions achieved in part through higher volumes and relatively constant overhead costs.

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Cost of maintenance and support revenue increased in absolute dollars during the three months ended December 31, 2006 when compared to the same period in the prior year primarily due to higher headcount required for the support of our single-sign-on products, as well as the support required for a growing installed base.

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from a third party. Increased amortization during fiscal 2006 is primarily due to the amortization of patents acquired during the fourth quarter of fiscal 2006.

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2006	2005
Sales and marketing	$5,820	$6,574
Percentage change from comparable prior period	-11.5%
As a percentage of net revenue	39.8%	57.3%
Headcount, end of period	107	113

The decrease in sales and marketing expenses during the three months ended December 31, 2006, when compared to the same period in the prior year resulted principally from a $342,000 decrease in sales and marketing personnel and related benefits expense, $270,000 lower professional services expenses, $89,000 lower travel expenses, $44,000 lower marketing costs and $222,000 lower corporate allocations which were partially offset by $220,000 higher sales commissions.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2006	2005
Research and development	$4,993	$4,756
Percentage change from comparable prior period	5.0%
As a percentage of net revenue	34.2%	41.5%
Headcount, end of period	135	134

The increase in research and development expenses in the three months ended December 31, 2006, when compared to the same period in the prior year, was primarily due to increased headcount and temporary contract workforce. The increase in headcount was required to support and develop the existing software portfolio as well as develop new and enhanced versions of our existing portfolio.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2006	2005
General and administration	$2,885	$3,934
Percentage change from comparable prior period	-26.7%
As a percentage of net revenue	19.7%	34.3%
Headcount, end of period	43	36

General and administrative expenses decreased in the three months ended December 31, 2006 compared to the same period in the prior year mainly due to $513,000 decrease in accounting, audit and other professional services fees, a $277,000 decrease in bad debt expense, a $110,000 decrease in stock-based compensation and $67,000 lower travel expenses.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

In the three months ended December 31, 2006 we recorded no restructuring expenses compared to $532,000 recorded in the same period in the prior year associated with the December 2005 restructuring. As part of the fiscal 2006 restructuring, we terminated the employment of 12 employees, of whom three were in sales and marketing, seven in research and development and two in general and administrative functions.

Though we do not expect to incur any significant additional charges related to our previous restructurings, a change in the estimated sublease income from, or time required to sublease our exited facilities, or any other changes could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization decreased to $48,000 in the three months ended December 31, 2006, from $274,000 in the three months ended December 31, 2005 primarily due to intangible assets related to the acquisition of Aspace Solutions Limited becoming fully amortized during the 2006 fiscal year.

Other income (expenses)

Other income (expense) consists of interest income on our cash, cash equivalents, and short-term investments and gains or losses on foreign exchange transactions and investments. Interest income, net, increased by $353,000 in the three months ended December 31, 2006 when compared to the same period in prior year. While our short-term investments balance has decreased from December 31, 2005, we have earned a higher average yield on our short-term investment portfolio. Other income (expense), net is comprised primarily of foreign exchange gains or losses. During the three months ended December 31, 2006 the foreign exchange gain amounted to $835,000 compared to a loss of $646,000 during the same period in the prior year. The fluctuation is mainly due to lower U.S dollar against European currencies, especially the British Pound during the first quarter of 2007.

Income taxes

Income taxes in all periods represent minimum taxes payable in various U.S. jurisdictions and income taxes payable in foreign jurisdictions. Income tax expenses were $15,000 and $20,000 in the three months December 31, 2006 and 2005, respectively. Our effective tax rate differs from the statutory rate as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not currently consider the generation of taxable income to realize their benefits to be more likely than not.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term investments. The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	December 31, 2006	September 30, 2006	Increase
Cash and cash equivalents	$16,881	$11,477	$5,404
Short-term investments	119,093	116,570	2,523

	$135,974	$128,047	$7,927

Cash provided by operations was $9.4 million in the three months ended December 31, 2006 compared to an $8.0 million of cash used in operations in the three months ended December 31, 2005. In the three months ended December 31, 2006, our net loss was $1.4 million, including non-cash charges totaling $2.0 million, primarily related to depreciation and amortization and employee stock-based compensation. Decreases in accounts receivable of $8.8 million, and prepaid assets of $148,000 and increases in accounts payable of $1.6 million and accrued and other current liabilities of $243,000 provided cash during the period. Decreases in accrued benefits and restructuring of $867,000 and deferred revenue of $564,000 and an increase in inventory of $613,000 used cash during the period. The reduction in accounts receivable balance at December 31, 2006 is attributable to more effective collections, which resulted in improvement in days of sales outstanding (DSO) to 58 days during the first quarter of fiscal year 2007 from 70 days during the first quarter of fiscal 2006. In the three months ended December 31, 2005, our net loss was $8.6 million, including non-cash charges totaling $2.1 million, primarily related to depreciation and amortization and employee stock-based compensation. Contributing to the use of cash was an increase in accounts receivable of $1.9 million, and a decrease in liabilities of $1.5 million, primarily related to accrued compensation.

In the three months ended December 31, 2006, investing activities used $2.5 million of cash to purchase short-term investments and $846,000 to acquire property and equipment. Investing activities in the three months ended December 31, 2005 generated net cash of $5.7 million from the proceeds of sales or maturities of short-term investments of $32.3 million offset by use of cash of $25.2 million for the purchases of short-term investments and $784,000 for acquisition related expenses.

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

Accounts Receivable, net. The following table summarizes our accounts receivable, net (in thousands):

	December 31, 2006	September 30, 2006	Decrease
Accounts receivable, net	$9,447	$18,048	$(8,601)

The decrease in accounts receivable at December 31, 2006 compared to September 30, 2006 was primarily due to the effective collections of our receivables during the first quarter of fiscal 2007. As a result, our DSO improved to 58 days at December 31, 2006 compared to 91 days at September 30, 2006.

Deferred Revenue. The following table summarizes our deferred revenue (in thousands):

	December 31, 2006	September 30, 2006	Increase/ (Decrease)
Maintenance and support	$11,558	$11,351	$207
Product	2,751	3,382	(631)

Total	$14,309	$14,733	$(424)

Reported as:
Current	$12,230	$12,788	$(558)
Noncurrent	2,079	1,945	134

Total	$14,309	$14,733	$(424)

The increase in deferred maintenance and support revenue reflects the impact of the increase in post-contract customer support contract initiations and renewals, partially offset by the ongoing amortization of deferred maintenance and support revenue. The decrease in deferred product revenue was primarily related to unrecognized software license payments at September 30, 2006 which were recognized to earnings during the first quarter of fiscal 2007 after all the revenue recognition criteria for the undelivered elements of the arrangements had been met.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year(1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases(2)	$12,108	$2,272	$5,943	$3,893	$—

(1)	Represents remaining nine months of fiscal year.
(2)	Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses exclusive of expected sublease income of $1.0 million.

On August 5, 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom) for cash of $21.0 million, 1,650,000 shares of our common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Concurrently with the closing of the Protocom acquisition, we entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as our chief executive officer and a member of the board of directors. Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of our common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. If any portion of the earn-out is ultimately paid, Mr. Hart would receive approximately 68.7% of these additional payments. Based on our calculations of qualifying revenues that are credited to this earn-out right, we have concluded that the revenue targets have not been met and no additional consideration is owed. We notified the Protocom shareholder representative in the fourth quarter of fiscal 2006 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and in accordance with the agreement, the matter is being referred to an independent auditor for resolution. No liability for this earn-out provision has been recorded at December 31, 2006 or September 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108 Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 during the first quarter of 2007 had no material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

In September 2006, FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158 we will be required to initially recognize the funded status of the defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. We do not anticipate the adoption of SFAS 158 to have a material impact on our financial statements.

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

Service revenue includes revenue from training, installation and consulting. From time-to-time, we develop and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage- of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

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

•

Goodwill – Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation date of December 1, 2006, the test could result in an impairment of goodwill charge.

•

Restructuring Expense – In connection with our 2006, 2005, 2004, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. We have recorded additional charges associated with the change in our estimates for future sublease income in fiscal 2006 and 2005.

•

Hardware Sales Warranty Reserve – We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

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

During the three months ended December 31, 2006 and 2005, approximately 48% and 63%, respectively, of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, including the Australian dollar, British pound, Canadian dollar, Euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At December 31, 2006, we held $16.9 million of cash and cash equivalents and $119.1 million in short-term investments for a total of $136.0 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Based on our cash, cash equivalents and short-term investments at December 31, 2006, a hypothetical 10% change in interest rates would increase/decrease our annual interest income by approximately $700,000.

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

(b) There was no change in our internal control over financial reporting during our quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1:	Legal Proceedings

From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether valid or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

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

We have not achieved profitability and we may incur losses for the foreseeable future. During the three months ended December 31, 2006, our net loss was $1.4 million and in fiscal 2006 we incurred losses of approximately $22.5 million. As of December 31, 2006, our accumulated deficit was $238.6 million representing our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

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

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and in fiscal 2006 there was a high concentration of revenue through a number of system integrators to the U.S. and international government agencies. Many of our contracts with our significant channel partners are short-term. Two customers each accounted for more than 10% of our total revenue during the three months ended December 31, 2006 and 2005. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12, the revenue generated by our U.S government business declined during fiscal 2005 and 2006, and it has been difficult to forecast. The government business recovered somewhat during the fourth quarter of fiscal 2006 and accounted for 29% of revenue in fiscal year 2006 and 33% during the first quarter of fiscal 2007. We expect that this variability will continue for the foreseeable future.

If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contract upon expiration, or if there are further delays in orders from the U.S. government, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

Our quarterly gross margins are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

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

•	The mix of products licensed and types of license agreements;

•	The effect of generally accepted accounting principles on the timing of revenue recognition;

•	The timing of customer payments;

•	The size and timing of revenue recognized in advance of actual customer billings and customers with installment payment schedules that may result in higher accounts receivable balances;

•	The relative mix of our license and services revenue;

•	Our ability to win new customers and retain existing customers;

•	Changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	Changes, if any, in the interpretation of the authoritative literature under which we recognize revenue;

•	The timing of product releases or upgrades by us or our competitors;

•	The integration, by us or our competitors, of newly-developed or acquired products;

•	Our ability to establish credit for certain customers; and

•	Consolidation within our industry which may provide our competitors an advantage of put us at a disadvantage.

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

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems such as the Microsoft’s recent introduction of Windows Vista, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. The acquisitions of RSA Security, Inc. by EMC Corporation and Alacris by Microsoft are expected to create a more difficult competitive environment for us and may result in the broader adoption of their platforms and systems, which compete with ours.

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

As employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent. New employees must learn the ActivIdentity organization, products and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. For example, the resignation of our Controller in January 2007 adversely impacted our ability to prepare the financial statements for the prior quarter and file the related quarterly report. If we cannot replace this employee and augment our finance and accounting staff, we may be similarly impacted in future periods. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity or ability respond quickly to the competitive environment.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the three months ended December 31, 2006 and 2005, markets outside of North America accounted for 60% and 54%, respectively, of total revenue.

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

In the past we have recorded charges to earnings associated with the impairment of other intangible assets, write-downs of goodwill and property and equipment, and losses from discontinued operations from our previous acquisitions. In addition, due to a change in our revenue forecast related to our acquisition of Aspace, we recorded a charge of $9.4 million related to the impairment of goodwill and a charge of $6.1 million related to the impairment of intangible assets in fiscal 2005. Additionally, acquisitions can also lead to expensive and time-consuming litigation, including disputes relating to the achievement of earn-out targets, and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.

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

We may be subject to additional consideration for acquisition related earn-out rights.

On August 5, 2005, we acquired Protocom Development Systems Pty. Ltd (Protocom) for cash of $21.0 million, 1,650,000 shares of our common stock,

and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Concurrently with the closing of the Protocom acquisition, we entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as our chief executive officer and a member of the board of directors. Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of our common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on our calculations of qualifying revenues that are credited to this earn-out right, we have concluded that the revenue targets have not been met and no additional consideration is owed. We notified the Protocom shareholder representative in the fourth quarter of fiscal 2006 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and in accordance with the agreement, the matter is being referred to an independent auditor for resolution. If any portion of the earn-out is ultimately paid, the issuance of equity securities would be dilutive to our stockholders and would lead to recording of goodwill that is subject to impairment testing on a regular basis and can result in potential periodic impairment charges which could be substantial.

We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and may have similar write-downs in future periods.

We recorded an impairment charge of $9.4 million related to goodwill in fiscal 2005. Additionally, we have recorded impairment of acquired developed technology of $3.7 million in fiscal 2005, and impairment of acquired intangible assets of $2.4 million in fiscal 2005 and $45,000 in the nine months ended September 30, 2004. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations.

As of December 31, 2006, we had $9.0 million of other intangible assets and $35.9 million of goodwill, accounting for approximately 22% of our total assets. We performed the annual impairment evaluation of goodwill as of December 1, 2006 and determined that no goodwill impairment existed as of that date. If the enterprise value at December 1, 2007 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2006, the annual evaluation could result in an impairment of goodwill and/or other intangible assets charge in the quarter ending December 31, 2007 or at any time the circumstances indicate that an impairment may exist.

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

Not applicable

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 13th day of February 2006.

ActivIdentity Corporation

By:	/s/ Mark Lustig
Mark Lustig
Chief Financial Officer