Form 10-Q
period 2007-03-31
ACTIVIDENTITY CORP
filed 2007-05-10
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, the Registrant had outstanding 45,710,091 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED March 31, 2007

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,047	$11,477
Short-term investments	114,635	116,570
Accounts receivable, net of allowance for doubtful accounts	12,705	18,048
Inventories, net	1,782	1,633
Prepaid and other current assets	3,174	2,976

Total current assets	148,343	150,704

Property and equipment, net	4,103	3,612
Other intangible assets, net	8,150	9,830
Other long-term assets	977	968
Goodwill	35,874	35,874

Total assets	$197,447	$200,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,136	$2,001
Accrued compensation and related benefits	6,608	6,425
Current portion of accrual for restructuring liability	765	750
Accrued and other current liabilities	4,363	4,585
Current portion of deferred revenue	12,211	12,788

Total current liabilities	28,083	26,549

Deferred revenue, net of current portion	1,766	1,945
Accrual for restructuring liability, net of current portion	1,900	2,249
Long-term deferred rent	865	919

Total liabilities	32,614	31,662

Minority interest	371	373

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,707,354 and 45,673,252 issued and outstanding at March 31, 2007 and September 30, 2006, respectively	46	46
Additional paid-in capital	421,759	420,527
Accumulated deficit	(242,033)	(237,203)
Accumulated other comprehensive loss	(15,310)	(14,417)

Total stockholders’ equity	164,462	168,953

Total liabilities and stockholders’ equity	$197,447	$200,988

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Software	$5,837	$4,988	$12,617	$10,169
Hardware	4,379	3,217	8,108	6,152
Maintenance and support	4,668	2,887	8,774	6,243

Total revenue	14,884	11,092	29,499	22,564

Cost of revenue:
Software	830	1,142	1,586	2,151
Hardware	2,897	1,978	4,803	3,746
Maintenance and support	1,165	808	2,212	1,704
Amortization of acquired developed technology and patents	792	663	1,584	1,326

Total cost of revenue	5,684	4,591	10,185	8,927

Gross profit	9,200	6,501	19,314	13,637

Operating expenses:
Sales and marketing	7,106	7,199	12,926	13,773
Research and development	4,860	4,678	9,853	9,434
General and administration	2,494	3,207	5,379	7,141
Restructuring expense	—	262	—	794
Amortization of acquired intangible assets	48	274	96	548

Total operating expenses	14,508	15,620	28,254	31,690

Loss from operations	(5,308)	(9,119)	(8,940)	(18,053)

Other income (expense):
Interest income, net	1,510	1,080	2,898	2,115
Other income (expense), net	465	(247)	1,332	(947)

Total other income, net	1,975	833	4,230	1,168

Loss before income tax and minority interest	(3,333)	(8,286)	(4,710)	(16,885)
Income tax provision	(99)	(33)	(114)	(53)
Minority interest	(4)	37	(6)	70

Net loss	$(3,436)	$(8,282)	$(4,830)	$(16,868)

Other comprehensive income (loss):
Net loss	$(3,436)	$(8,282)	$(4,830)	$(16,868)
Unrealized gain on short-term investments, net	329	303	364	445
Foreign currency translation gain (loss)	(422)	241	(1,257)	887

Comprehensive loss	$(3,529)	$(7,738)	$(5,723)	$(15,536)

Net loss per share basic and diluted	$(0.08)	$(0.18)	$(0.11)	$(0.37)

Shares used to compute basic and diluted net loss per share	45,662	45,191	45,644	45,154

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,830)	$(16,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	758	806
Amortization of acquired developed technology and patents	1,584	1,326
Amortization of acquired intangible assets	96	548
Stock-based compensation expense	1,050	1,880
Loss on disposal of property and equipment	4	138
Minority interest in ActivIdentity Europe S.A	5	(70)
Changes in:
Accounts receivable	5,698	(3,514)
Inventories	(70)	54
Prepaid and other current assets	4	822
Accounts payable	2,002	1,671
Accrued compensation and related benefits	(378)	(1,163)
Accrual for restructuring liability	(332)	(660)
Accrued and other current liabilities	(605)	(929)
Deferred revenue	(966)	2,001
Deferred rent	(54)	(17)

Net cash provided by (used in) operating activities	3,966	(13,975)

Cash flows from investing activities:
Purchases of property and equipment	(1,196)	(519)
Purchases of short-term investments	(64,787)	(54,760)
Proceeds from sales and maturities of short-term investments	66,982	66,584
Cash used in acquisitions, net of cash received	—	(681)
Other long-term assets	(1)	(222)

Net cash provided by investing activities	998	10,402

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	176	70

Net cash provided by financing activities	176	70

Effect of exchange rate changes	(570)	851

Net increase (decrease) in cash and cash equivalents	4,570	(2,652)
Cash and cash equivalents, beginning of period	11,477	13,167

Cash and cash equivalents, end of period	$16,047	$10,515

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$257	$210

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

1. Nature of Business

ActivIdentity Corporation (formerly known as ActivCard Corp.) is a trusted provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-consumer and government-to-citizen solutions. The Company’s headquarters are located at 6623 Dumbarton Circle, Fremont, California, 94555.

The Company provides a fully-integrated platform enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services. ActivIdentity® solutions include Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, and ActivKey™ USB tokens. ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of March 31, 2007, which has been derived from audited financial statements, the unaudited interim condensed consolidated statements of operations and comprehensive losses for the three and six months ended March 31, 2007 and 2006, and the unaudited interim condensed consolidated statement of cash flows for the six months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2007.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. Adoption of SAB 108 during the first fiscal quarter of 2007 has had an immaterial effect on the Company’s financial statements.

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

In September 2006, the FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158, the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. The Company anticipates that adopting the provisions of SFAS 158 will not have a material effect on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material effect on its financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

	Number of Warrants	Weighted Average Exercise Price
Outstanding at 9/30/2006	216,500	$7.46
Expired	(76,500)	9.04

Outstanding at 12/31/2006	140,000	$6.60
Expired	—

Outstanding at 3/31/2007	140,000	$6.60

Exercisable at 3/31/2007	140,000	$6.60

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of March 31, 2007, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 8.1 million shares were subject to outstanding awards and 4.5 million shares were available for future grants.

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

In August 2002, the Company’s stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors established the exercise price as the closing price quoted on the NASDAQ Global Market on the date of grant.

In August 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, stock appreciation rights, and cash awards. No grants may be made from stock option plans prior to the 2004 Plan.

In February 2007, the Company’s stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

The option plans prohibit residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant for options granted prior to 2000. For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

Activity under the Company’s stock option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2006	6,354,083	$7.37
Granted	122,500	4.53
Forfeited	(453,857)	8.70

Outstanding at 12/31/2006	6,022,726	$7.21	$2,895
Granted	408,500	5.00
Exercised	(51,015)	3.46
Forfeited	(200,134)	12.52

Outstanding at 3/31/2007	6,180,077	$6.92	$2,720

Excercisable at 3/31/2007	2,944,016	$9.19	$418

Stock options and directors’ share warrants outstanding and exercisable as of March 31, 2007 are as follows:

	Options and Director Share Warrants Outstanding			Options and Director Share Warrants Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.30-4.23	958,860	8.69	$3.44	240,097	$3.44
4.24-5.00	1,845,843	6.45	4.41	104,968	4.76
5.09-6.82	1,297,350	5.77	6.38	849,251	6.53
7.10-8.95	1,423,211	5.02	7.88	1,107,388	7.62
9.04-17.77	359,325	2.93	10.68	346,824	10.73
19.21-25.41	435,488	0.36	20.51	435,488	20.51

	6,320,077	5.71	$6.91	3,084,016	$9.07

Restricted Stock and Restricted Stock Units

The Company’s Board of Directors has granted awards representing a total of 428,022 shares of restricted stock and restricted stock units as of March 31, 2007 to the Company’s officers and directors pursuant to the 2004 Plan. 155,000 restricted stock units were granted to Board members and vest monthly over one to three years. 55,000 restricted stock units were granted to officers in 2004, one-third of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 shares of restricted stock were sold to the Company’s new chief financial officer in 2006, one-fourth of which vested on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months. The total compensation expense related to the restricted stock granted to the Company’s chief financial officer of $175,000 is being amortized over the vesting period.

In January 2007, the Company granted a total of 168,022 restricted stock units to the Company’s executive officers. The awards will vest with respect to each officer upon satisfaction of the following conditions: (i) such officer must remain employed with the Company for three years from the grant date, (ii) the Company’s stock price on the third anniversary of the grant date (the “Vesting Date”) and for the five trading days before and after the Vesting Date averages at least 115% of the stock price on the grant date and (iii) the Company’s stock price shall, during the three-year vesting period, have closed for 60 consecutive trading days at or above 130% of the stock price on the grant date. The number of units underlying each award will be increased by 50% if the Company achieves a specific targeted level of earnings before interest, taxes, depreciation, amortization, and equity compensation expense (“EBITDA”) and will be reduced by 25% if the Company’s fiscal 2007 EBITDA is below a specified target. The Company is recording compensation expense for these awards on a straight-line basis over the three year vesting period assuming that a total of 252,033 units will ultimately be granted on the Vesting Date.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

A summary of the status of the Company’s restricted stock and restricted stock units as of September 30, 2006 and changes during the six months ended March 31, 2007 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2006	75,279	$4.66
Vested	(9,999)	5.30

Nonvested at December 31, 2006	65,280	$4.56
Granted	213,022	4.91
Vested	(25,205)	4.67

Nonvested at March 31, 2007	253,097	$4.84

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended March 31, 2007. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Risk-free interest rate	4.75%	4.55%-4.56%	4.55%-4.75%	4.55%-4.56%
Expected life (years)	4.78-6.13	4.80-5.40	4.78-6.13	4.0-5.4
Expected volatility	42.1%-49.7%	49.8%-50.8%	42.10%-55.00%	49.3%-55.0%
Weighted average expected volatility	42.60%	50.60%	44.60%	50.40%
Weighted average estimated forfeiture rate	35.80%	27.00%	32.20%	25.00%

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three and six months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Cost of sales—software	8	35	40	60
Cost of sales—hardware	9	6	19	11
Cost of sales—support and maintenance	16	24	37	40

Stock-based compensation expense included in cost of sales	33	65	96	111

Research and development	2	273	220	470
Sales and marketing	124	141	260	262
General and administrative	180	633	474	1,037

Stock-based compensation expense included in operating expenses	306	1,047	954	1,769

Stock-based compensation expense related to employee stock options	$339	$1,112	$1,050	$1,880

As of March 31, 2007, total unrecognized compensation costs related to non-vested stock options and restricted stock was $7.8 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.8 years. The weighted average grant date fair value of options granted during the three and six months ended March 31, 2007 was $2.30 and $2.29, respectively, and $1.99 and $1.72 for the three and six months ended March 31, 2006, respectively.

5. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2006	$350
Amounts charged to expense	33
Recoveries	(130)
Impact of exchange rate changes	10

Balance, December 31, 2006	$263
Amounts charged to expense	65
Impact of exchange rate changes	8

Balance, March 31, 2007	$336

The following customers accounted for 10% or more of total revenue:

	March 31, 2007	September 30, 2006
Customer A	25%	29%
Customer B	*	17%
Customer D	11%	*

*	Customer accounted for less than 10% of revenue during the period.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

The following customers accounted for 10% or more of total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Customer A	17%	14%	17%	11%
Customer C	11%	*	12%	*

*	Customer accounted for less than 10% of revenue during the period.

6. Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2007	September 30, 2006

Components (1)	$291	$412
Finished goods (2)	1,491	1,221

	$1,782	$1,633

As of March 31, 2007 and September 30, 2006, reserves for excess and obsolete inventory totaled: (1) $226,000 and $520,000, respectively, for components, and (2) $236,000 and $379,000, respectively, for finished goods.

7. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2006	Additions	March 31, 2007
Gross Carrying Amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4,659		4,659

Other intangible assets at cost	21,981	—	21,981

Accumulated Amortization
Acquired developed technology	(9,796)	(1,250)	(11,046)
Customer relationships	(1,536)	(96)	(1,632)
Patents	(819)	(334)	(1,153)

Total accumulated amortization	(12,151)	$(1,680)	(13,831)

Other intangible assets, net	$9,830		$8,150

Estimated future amortization of other intangible assets is as follows (in thousands):

	Acquired developed technology and patents	Customer relationships
Fiscal years ending September 30,
2007 (remaining 6 months)	$1,364	$91
2008	2,380	165
2009	2,168	140
2010	666	—
2011	666	—
Thereafter	510	—

	$7,754	$396

8. Goodwill

There were no changes to goodwill during the three and six months ended March 31, 2007. Based on the results of its annual impairment test in accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company determined that no impairment on the carrying value of its goodwill of $35.9 million existed as of December 1, 2006, the Company’s annual impairment date. The Company will continue to evaluate goodwill on an annual basis as of December 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

9. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2006	$203
Warranty costs incurred	—
Additions related to current period sales	28
Impact of exchange rate changes	8

Balance, December 31, 2006	$239
Warranty costs incurred	—
Reserve adjustment	(58)
Impact of exchange rate changes	3

Balance, March 31, 2007	$184

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

	2002 Restructuring	2004 Restructuring	2005 Restructuring		2006 Restructuring		Total
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Facility Exit Costs	Workforce Reduction	Facility Exit Costs
Balances, September 30, 2005	$3,290	$373	$331	$201	$—	$—	$4,195
Provision for restructuring expenses	—	—	—	—	680	127	807
Adjustments to accruals for changes in estimates	68	(13)	(10)	(39)	31	(39)	(2)
Cash payments	(614)	(177)	(262)	(164)	(705)	(92)	(2,014)
Impact of exchange rate changes	—	7	6	2	(6)	4	13

Balances, September 30, 2006	2,744	190	65	—	—	—	2,999
Cash payments	(138)	(26)	—	—	—	—	(164)
Impact of exchange rate changes	—	(8)	3	—	—	—	(5)

Balances, December 31, 2006	2,606	156	68	—	—	—	2,830
Cash payments	(140)	(28)	—	—	—	—	(168)
Non-cash charges	—	2	1	—	—	—	3

Balances, March 31, 2007	2,466	130	69	—	—	—	2,665
Less current portion	(586)	(110)	(69)	—	—	—	(765)

Long-term portion	$1,880	$20	$—	$—	$—	$—	$1,900

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.5 million as of March 31, 2007, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

Relating to the 2004 restructurings, the Company recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the year ended September 30, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $130,000 as of March 31, 2007 for facility exit activities will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

2006 Restructuring

In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions, and recorded a restructuring charge of $532,000 for workforce reduction In January 2006, the Company recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, the Company vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. The Company reduced the remaining liability for facility exit costs by $39,000 when the cash payments related to the facility exit costs were completed in fiscal 2006.

11. Net Loss per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(3,436)	$(8,282)	$(4,830)	$(16,868)

Denominator:
Weighted average number of shares outstanding	45,662	45,191	45,644	45,154

Basic net loss per share	$(0.08)	$(0.18)	$(0.11)	$(0.37)

Diluted net loss per share	$(0.08)	$(0.18)	$(0.11)	$(0.37)

For the above periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, that were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. At March 31, 2007 and 2006, approximately 6.3 million and 6.2 million potential common shares (prior to application of treasury method), respectively, consisting of options and warrants, are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

12. Commitments and Contingencies

In August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd (Protocom). for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Concurrently with the closing of the Protocom acquisition, the Company entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as the Company’s chief executive officer and a member of the board of directors. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. If any portion of the earn-out is ultimately paid, Mr. Hart would have been entitled to receive approximately 68.7% of these additional payments. However, in May 2007, Mr. Hart irrevocably waived his right to receive 84% of his interest in any earn-out payments that might be made. Accordingly, the maximum number of shares covered by the earn-out is 887, 501. Based on the Company’s calculations of qualifying revenues that are credited to this earn-out right, it has concluded that the revenue targets have not been met and no additional consideration is owed. The Company notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and has asserted that the Company breached certain covenants in accordance with the purchase agreement. Based on these objections and assertions, the Protocom shareholder representative has demanded that the full earn-out amount be paid and has

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

threatened to file suit against the Company. The Company has spoken with the Protocom shareholder representative to seek an acceptable resolution to this matter; as of the date of this filing the matter remained unresolved.

The Company records loss contingencies in accordance with FASB Statement of Accounting Number 5, “Accounting for Contingencies”. This Statement establishes standards of financial accounting and reporting for loss contingencies. No liability for this earn-out provision or threatened litigation has been recorded at March 31, 2007 or September 30, 2006 as management believes that any liability is neither probable nor reasonably estimable.

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at March 31, 2007 or September 30, 2006.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at March 31, 2007 or September 30, 2006.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

13. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Three months ended March 31, 2007
Total revenue	$5,945	$8,339	$600	$14,884
Loss from operations	$(3,335)	$(638)	$(1,335)	$(5,308)
Capital expenditures	$277	$62	$11	$350
Depreciation and amortization of fixed assets	$200	$100	$59	$359

Six months ended March 31, 2007
Total revenue	$11,747	$16,335	$1,417	$29,499
Loss from operations	$(5,200)	$(490)	$(3,250)	$(8,940)
Capital expenditures	$866	$279	$51	$1,196
Depreciation and amortization of fixed assets	$411	$209	$138	$758

Three months ended March 31, 2006
Total revenue	$3,548	$6,687	$857	$11,092
Loss from operations	$(6,666)	$(830)	$(1,623)	$(9,119)
Capital expenditures	$149	$55	$77	$281
Depreciation and amortization of fixed assets	$172	$133	$82	$387

Six months ended March 31, 2006
Total revenue	$8,786	$12,134	$1,644	$22,564
Loss from operations	$(12,410)	$(2,896)	$(2,747)	$(18,053)
Capital expenditures	$210	$129	$180	$519
Depreciation and amortization of fixed assets	$361	$290	$155	$806

March 31, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	$11,845	$942	$443	$13,230
Total assets	$177,585	$17,737	$2,125	$197,447

September 30, 2006
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	$4,037	$2,632	$7,741	$14,410
Total assets	$149,406	$19,258	$32,324	$200,988

During the three months ended March 31, 2007 and 2006, United States, the UK, and France accounted for 35%, 20% and 15% compared to 37%, 11%, and 9%, respectively, of the Company’s net revenue. During the six months ended March 31, 2007 and 2006, United States, the UK, and France accounted for 37%, 18% and 16% compared to 40%, 10% and 10%, respectively, of the Company’s net revenue. No other individual country accounted for 10% or more of the Company’s net revenue for the period.

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

Overview

ActivIdentity Corporation (formerly known as ActivCard Corp.) is a trusted provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-consumer and government-to-citizen solutions. We provide software and hardware products that enable organizations to issue, manage and use trusted digital identities for secure physical and logical access, secure communications, and legally binding digital transactions.

Our ActivIdentity® solutions include a fully-integrated platform enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services.

Our products support strong authentication utilizing a range of security devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations.

Our ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

More than 15 million users and 4,000 customers at businesses, government agencies, and financial institutions worldwide rely on solutions from ActivIdentity to safely and efficiently interact electronically.

Results of operations

Revenue

Total revenue, period-over-period changes and mix by type are as follows (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Increase	Percentage Change	2007	2006	Increase	Percentage Change
Software	$5,837	$4,988	$849	17%	$12,617	$10,169	$2,448	24%
Hardware	4,379	3,217	1,162	36%	8,108	6,152	1,956	32%
Maintenance and support	4,668	2,887	1,781	62%	8,774	6,243	2,531	41%

Total revenue	$14,884	$11,092	$3,792	34%	$29,499	$22,564	$6,935	31%

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Software	39%	45%	43%	45%
Hardware	30%	29%	27%	27%
Maintenance and support	31%	26%	30%	28%

	100%	100%	100%	100%

Software revenue is comprised of sales of standard software and professional services associated with customization, installation and integration. The increase in software revenue in the three and six months ended March 31, 2007 compared to the same periods in the prior year was primarily due to increased demand for card management software as the market acceptance of smart card technology gains momentum.

Hardware revenue is comprised of tokens, readers, smart cards and related equipment. The increase in hardware revenue in the three and six months ended March 31, 2007 compared to the same periods in the prior year was due to an increase in sales of tokens and smartcards.

Maintenance revenue is comprised of software and hardware customer support agreements. The increase in maintenance and support revenue in the three and six months ended March 31, 2007 compared to the same periods in the prior year is primarily due to software licensing revenues and maintenance contract renewals from a growing installed base of customers.

Period-over-period changes in revenue by geography and as a percentage of total revenue, are as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	Six Months Ended March 31,		Increase (Decrease)	Percentage Change
	2007	2006			2007	2006
North America	$5,945	$3,548	$2,397	68%	$11,747	$8,786	$2,961	34%
Europe	8,339	6,687	1,652	25%	16,335	12,134	4,201	35%
Asia Pacific	600	857	(257)	-30%	1,417	1,644	(227)	-14%

Total revenue	$14,884	$11,092	$3,792	34%	$29,499	$22,564	$6,935	31%

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
North America	40%	32%	40%	39%
Europe	56%	60%	55%	54%
Asia Pacific	4%	8%	5%	7%

	100%	100%	100%	100%

North America revenue increased during the three and six months ended March 31, 2007 compared to the same periods in the prior year, primarily as a result of a rebound in the U.S. Government market.

European revenues increased during the three and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of an agreement entered into during the fourth quarter of 2006 to supply a European government department with our employee identification solutions. Additionally, maintenance revenue was higher during the three and six months ended March 31, 2007 compared to the same periods in the prior year as a result of the continued growth in our installed base of customers.

Hardware and software revenue by customer type as a percentage of total hardware revenue and software revenue was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Enterprise	57%	58%	51%	57%
Government	27%	8%	30%	12%
Financial	16%	34%	19%	31%

	100%	100%	100%	100%

The decrease, as a percent of revenue, in the financial sector during the three and six months ended March 31, 2007 compared to the same periods in prior year was primarily a result of lower sales of tokens to banks in Europe. The increase, as a percent of revenue, in the government sector during the three months ended March 31, 2007 compared to the same period in prior year was primarily a result of a rebound from delays in the implementation of Homeland Security Presidential Directive 12 (HSPD-12), which mandates that all federal employees and contractors be given a common identification card, is now seeing a ramp-up in deployment activity. We are also seeing increased activity in the first responder market as well as government agencies in Europe. The decrease, as a percent of revenue, in the enterprise sector during the six months ended March 31, 2007 compared to the same period in prior year is primarily a result of enterprise revenue growing at a slower rate than total revenue.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ending March 31,		Increase (Decrease)	Percentage Change	Six Months Ending March 31,		Increase (Decrease)	Change
	2007	2006			2007	2006
Software	$830	$1,142	$(312)	-27%	$1,586	$2,151	$(565)	-26%
As a percentage of software revenue	14%	23%			13%	21%
Hardware	2,897	1,978	919	46%	4,803	3,746	1,057	28%
As a percentage of hardware revenue	66%	61%			59%	61%
Maintenance and support	1,165	808	357	44%	2,212	1,704	508	30%
As a percentage of license revenue	25%	28%			25%	27%
Amortization of acquired developed technology and patents	792	663	129	19%	1,584	1,326	258	19%

Total cost of revenue	$5,684	$4,591	$1,093	24%	$10,185	$8,927	$1,258	14%

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and professional services associated with customization, integration and installation services. The software margin improvement during the three and six months ended March 31, 2007 from the same periods in the prior year resulted primarily from an increase in the sales of pure software.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products, logistics, operations, and adjustments to reserves for warranty and inventory. Our smart card and reader revenues reflect products manufactured for us by original equipment manufacturers, and accordingly, have lower margins compared to tokens that are manufactured for us by contract manufacturers and which yield higher gross margins. During the three months ended March 31, 2007, hardware margins decreased compared to the same period in prior year due to the mix of products and an adjustment to inventory reserves. Hardware margins remained relatively constant during the six months ended March 31, 2007 compared to the same period in the prior year.

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Margins on maintenance and support revenue increased during the three and six months ended March 31, 2007 compared to the same periods in the prior year primarily due to a significant increase in revenue while related personnel expenses remained constant.

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from a third party. Amortization expense increased during the three and six months ended March 31, 2007 compared to the same periods in the prior year primarily as a result of the amortization of patents acquired during the fourth quarter of fiscal 2006.

Operating expenses

A substantial proportion of our operating expenses are comprised of personnel costs, facilities, and associated information technology costs to support our personnel, which are generally fixed. Accordingly, a small variation in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Sales and marketing	$7,106	$7,199	$12,926	$13,773
Percentage change from comparable prior period	-1%		-6%
As a percentage of net revenue	48%	65%	44%	61%
Headcount, end of period	106	116

The decrease in sales and marketing expenses during the three and six months ended March 31, 2007 compared to the same periods in the prior year resulted principally from a decrease in sales and marketing personnel and related benefits expense, lower professional services expenses, lower travel expenses, lower marketing costs and lower corporate allocations, which were partially offset by higher sales commissions.

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and an allocation of facilities and information technology costs. The focus of our research and development efforts is to bring new products, as well as new versions of existing products, to market, in order to address customer demand as well as provide ongoing support to existing products.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Research and development	$4,860	$4,678	$9,853	$9,434
Percentage change from comparable prior period	4%		4%
As a percentage of net revenue	33%	42%	33%	42%
Headcount, end of period	135	130

The increase in research and development expenses during the three and six months ended March 31, 2007 compared to the same periods in the prior year was primarily due to increased headcount and temporary contract workforce. The increase in headcount was required to support and develop the existing software portfolio as well as develop new and enhanced versions of our existing portfolio.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
General and administration	$2,494	$3,207	$5,379	$7,141
Percentage change from comparable prior period	-22%		-25%
As a percentage of net revenue	17%	29%	18%	32%
Headcount, end of period	48	33

General and administrative expenses decreased during the three and six months ended March 31, 2007 compared to the same periods in the prior year mainly due to a decrease in accounting, audit and other professional services fees, a decrease in bad debt expense, a decrease in stock-based compensation and lower travel expenses.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income. Restructuring expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Restructuring expenses	$0	$262	$0	$794
Percentage change from comparable prior period	-100%		-100%
As a percentage of net revenue	0%	2%	0%	4%

During the three and six months ended March 31, 2007, we recorded no restructuring expenses compared to $262,000 and $794,000 recorded in the same respective periods in the prior year. As part of the fiscal 2006 restructuring, we terminated the employment of 12 employees, of whom three were in sales and marketing, seven in research and development and two in general and administrative functions.

Though we do not expect to incur any significant additional charges related to our previous restructurings, a change in the estimated sublease income from, or time required to sublease our exited facilities, or any other changes could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions. Amortization of acquired intangibles and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Amortization of acquired intangible assets	$48	$274	$96	$548
Percentage change from comparable prior period	-82%		-82%
As a percentage of net revenue	0%	2%	0%	2%

Amortization decreased during the three and six months ended March 31, 2007 compared to the same period in the prior year primarily due to intangible assets related to the acquisition of Aspace Solutions Limited becoming fully amortized during the 2006 fiscal year.

Interest income (expenses)

Interest income (expense) consists of interest income on our cash, cash equivalents, and short-term investments and gains or losses on foreign exchange transactions and investments. Interest income and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Interest income	$1,510	$1,080	$2,898	$2,115
Percentage change from comparable prior period	40%		37%
As a percentage of net revenue	10%	10%	10%	9%

Interest income, net, increased during the three and six months ended March 31, 2007 compared to the same periods in prior year was primarily due to our ability to shift investments into shorter maturities which were yielding higher returns. While our short-term investment balances have decreased from December 31, 2006 and September 30, 2006, we have earned a higher average yield on our short-term investment portfolio.

Other income (expense), net is comprised primarily of foreign exchange gains or losses. Other income/(expense) and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Other income/(expense)	$465	($247)	$1,332	($947)
Percentage change from comparable prior period	-288%		-241%
As a percentage of net revenue	3%	-2%	5%	-4%

During the three and six months ended March 31, 2007 foreign exchange gains increased compared to losses during the same periods in the prior year. The fluctuation is mainly due to lower U.S dollar against European currencies, especially the British Pound during the first half of 2007.

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

Minority interest

Minority interest represents the minority interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

Liquidity and capital resources

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term investments. The following table summarizes our cash and cash equivalents and short-term investments (dollars in thousands):

	March 31, 2007	September 30, 2006	Increase (Decrease)
Cash and cash equivalents	$16,047	$11,477	$4,570
Short-term investments	114,635	116,570	(1,935)

	$130,682	$128,047	$2,635

As of March 31, 2007, we had cash, cash equivalents, and short-term investments of $130.7 million, an increase of $2.6 million from September 30, 2006.

Cash generated from operating activities was $4.0 million during the six months ended March 31, 2007 compared to a use of $14.0 million during the comparable period in the prior year. In the six months ended March 31, 2007, our net loss was $4.8 million, including non-cash charges totaling $3.5 million, primarily related to depreciation and amortization as well as employee stock-based compensation. Contributing to the generation of cash were a decrease in accounts receivable of $5.7 million, and an increase in accounts payable of $2.0 million. The decrease in accounts receivable was primarily the result of strong first quarter 2007 collections on revenue earned during the fourth quarter of 2006, which is a seasonally strong quarter. The strong first quarter 2007 collections were partially offset by an expected slow-down in customer payments received during the second quarter of 2007 coupled with increased sales. During the six months ended March 31, 2007, accounts receivable generated $5.7 million of operating cash compared to a use of $3.5 million during the same period a year ago, an increase of $9.2 million. A decrease in deferred revenue partially offset these increases. During the six months ended March 31, 2007, deferred revenue used $1.0 million in operating cash compared to the same period a year ago when deferred revenue generated $2.0 million in operating cash, a decrease of $3.0 million.

During the six months ended March 31, 2006, our net loss was $16.9 million, including non-cash charges totaling $4.6 million, primarily related to depreciation and amortization as well as employee stock-based compensation. Contributing to the use of operating cash was an increase in accounts receivable of $3.5 million, and a decrease in accrued liabilities of $2.8 million. Offsetting these uses of operating cash was an increase in cash resulting from a $2.0 million increase in deferred revenue from advance payments received from customers, and a $1.7 million increase in accounts payable as a result of strong cash and vendor management. The increase in accounts receivable was primarily a result of a quarterly royalty payment that typically is received prior to quarter end but which was outstanding at March 31, 2006. The payment was received subsequent to quarter-end. The remainder of the increase in accounts receivable was due to an increase in days sales outstanding during the second quarter of 2006 as relatively large portion of our sales were earned during the latter part of the quarter and not collected. The $2.8 million decrease in accrued liabilities was primarily a result of a $1.2 million reduction in accrued compensation, $0.7 million reduction in restructuring accruals and a $0.9 million reduction in other current liabilities.

Investing activities in the six months ended March 31, 2007 generated net cash of $1.0 million from the proceeds of sales or maturities of short-term investments of $67.0 million offset by use of cash of $64.8 million for the purchases of short-term investment and $1.2 million for capital expenditures.

Investing activities generated net cash of $10.4 million in the six months ended March 31, 2006 primarily from the proceeds of sales or maturities of short-term investments of $66.6 million offset by use of cash of $54.8 million for the purchases of short-term investments, $0.7 million for acquisition related activities and $0.5 million for capital expenditures.

Financing activities provided nominal cash in both the six months ended March 31, 2007 and 2006 and essentially consisted of cash received from the exercise of stock options.

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

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year(1)	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases(2)	$11,384	$1,534	$5,957	$3,893	$—

(1)	Represents remaining six months of the 2007 fiscal year.
(2)

Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses exclusive of expected sublease income of $1,249,000. Of the $1,249,000, $890,000 relates to our U.S. facility sublease through December 2010 and $359,000 relates to our Canadian facility sublease through June 2008.

In August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd (Protocom). for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Concurrently with the closing of the Protocom acquisition, the Company entered into an employment agreement with Jason Hart, then Protocom’s chief executive officer, who now serves as the Company’s chief executive officer and a member of the board of directors. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. If any portion of the earn-out is ultimately paid, Mr. Hart would have been entitled to receive approximately 68.7% of these additional payments. However, in May 2007, Mr. Hart irrevocably waived his right to receive 84% of his interest in any earn-out payments that may be made. Accordingly, the maximum number of shares covered by the earn-out is 887,501. Based on the Company’s calculations of qualifying revenues that are credited to this earn-out right, it has concluded that the revenue targets have not been met and no additional consideration is owed. The Company notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom shareholder representative has objected to certain items in our calculation and has asserted that the Company breached certain covenants in accordance with the purchase agreement. Based on these objections and assertions, the Protocom shareholder representative has demanded that the full earn-out amount be paid and has threatened to file suit against the Company. The Company has spoken with the Protocom shareholder representative to seek an acceptable resolution to this matter; as of the date of this filing the matter remained unresolved.

The Company records loss contingencies in accordance with FASB Statement of accounting Number 5 “Accounting for Contingencies”. This statement establishes standards of financial accounting and reporting for loss contingencies. No liability for this earn-out provision or threatened litigation has been recorded at March 31, 2007 or September 30, 2006 as management believes that any liability is neither probable nor reasonably estimable.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. Adoption of SAB 108 during the first fiscal quarter of 2007 has had an immaterial effect on the Company’s financial statements.

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

In September 2006, the FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158, the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. The Company anticipates that adopting the provisions of SFAS 158 will not have a material effect on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

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

Subject to the conditions described below, revenue is not recognized until: (1) evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) no significant obligations remain; and (4) collection of the corresponding receivable is reasonably assured.

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

Loss Contingencies

The Company records loss contingencies in accordance with FASB Statement of Accounting number 5, “Accounting for contingencies”. This Statement establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (“reserves for general contingencies”) are no longer permitted. As it pertains to the dispute relating to the Protocom earn-out revenue calculation, the company has no estimated charge in its current period financial statements as it has determined that a charge is neither probable that a liability has been incurred, nor can such a charge be estimated at the time of issuance of these financial statements.

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

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses internationally, principally in euros, British pounds and Australian dollars. A natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses.

During both the three and six months ended March 31, 2007 and 2006, approximately half of total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, including the Australian dollar, British pound, Canadian dollar, Euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At March 31, 2007, we held $16.0 million of cash and cash equivalents and $114.6 million in short-term investments for a total of $130.6 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Based on our cash, cash equivalents and short-term investments at March 31, 2007, a hypothetical 10% change in interest rates would increase/decrease our annual interest income by approximately $700,000.

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

The Company’s CEO and CFO evaluate the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that as of March 31, 2006 and for the three and six months ended March 31, 2007, the disclosure controls and procedures were operating effectively.

(b) There was no change in our internal control over financial reporting during our quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings

From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether valid or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. For information regarding potential relating to our acquisition of Protocom, please refer to Note 12 in the accompanying notes to condensed consolidated financial statements.

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

We have not achieved profitability and we may incur losses for the foreseeable future. During the three months ended March 31, 2007, our net loss was $3.5 million and in fiscal 2006 we incurred losses of approximately $22.5 million. As of March 31, 2007, our accumulated deficit was $242.1 million representing our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

We will need to achieve significant incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will grow.

We are involved in a dispute with certain former shareholders of Protocom. If this dispute continues, it may distract management and be costly to resolve.

On August 5, 2005, we acquired Protocom Development Systems Pty. Ltd (Protocom) for total initial consideration of $29.2 million in cash and common stock. Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of our common stock to the former Protocom shareholders under an earn-out provision if Protocom achieved a revenue target of between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on our calculations of qualifying revenues that are credited to this earn-out right, we concluded that the revenue targets were not met and that no additional consideration is owed. We notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid.

The Protocom shareholder representative has objected to certain items in our calculation and has also recently asserted that we have breached certain covenants contained in the acquisition agreement relating to the conduct of our operations during the earn-out period. As a result of these alleged breaches, the Protocom shareholder representative has demanded payment of the full earn-out amount. Subsequently, Mr. Hart granted an irrevocable waiver of his right to receive approximately 84% of his interest in the earnout, thereby bringing the total amount of the earn-out that is potentially in dispute to 887,501 shares. We have proposed to refer the matter to an independent auditor for resolution as set forth in the agreement, however, the Protocom shareholder representative has recently threatened to litigate the dispute. This dispute has consumed management time and attention and, if this matter is litigated, this litigation would further distract management and be costly to the Company. Additionally, if any portion of the earn-out is ultimately paid, the issuance of common stock would be dilutive to our stockholders and would lead to recording of goodwill that is subject to impairment testing on a regular basis and can result in potential periodic impairment charges which could be substantial.

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

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and in fiscal 2006 there was a high concentration of revenue through a number of system integrators to the U.S. and international government agencies. Many of our contracts with our significant channel partners are short-term. Two customers each accounted for more than 10% of our total revenue during the three months ended March 31, 2007 compared to one customer in the same period in the prior year. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12, the revenue generated by our U.S government business declined during fiscal 2005, 2006 but increased during the first six months of fiscal 2007 compared to the same period in the prior fiscal year. Government business has been difficult to forecast. The government business recovered somewhat during the fourth quarter of fiscal 2006 and accounted for 29% of revenue in fiscal year 2006. During the first six months of fiscal 2007, government business continued to account for approximately 29% of revenue. We expect future potential revenue variability in this sector for the aforementioned reasons.

If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contract upon expiration, or if there are further delays in orders from the U.S. government, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

Our quarterly gross and net margins are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

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

•	The mix of products licensed and types of license agreements;

•	The effect of generally accepted accounting principles on the timing of revenue recognition;

•	The timing of customer payments;

•	The size and timing of revenue recognized in advance of actual customer billings and customers with installment payment schedules that may result in higher accounts receivable balances; and

•	The relative mix of our license and services revenue.

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

We have suffered employee attrition in key positions and our management team has changed significantly in the past 18 months. In February 2006, we appointed Mark Lustig as our Chief Financial Officer to replace Ragu Bhargava, our former Senior Vice President and Chief Financial Officer who resigned in December 2005. Also, in February 2006 we appointed Jason Hart, our former Senior Vice President, Sales and Marketing, as our Chief Executive Officer to replace Ben C. Barnes, our former Chief Executive Officer, who resigned in February 2006. At the same time, Thomas Jahn, our former Chief Restructuring and Integration Officer, was appointed as our Chief Operating Officer. Since then, we have replaced our Controller and we have struggled with personnel matters in one of our foreign locations. As a result, we face challenges in running certain key areas of operations, including financial reporting and accounting. If the new key employees we have recently hired and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business may suffer.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the six months ended March 31, 2007 and 2006, markets outside of North America accounted for 55% and 61%, respectively, of total revenue.

We face a number of additional risks inherent in doing business in international markets, including among others:

•	Unexpected changes in regulatory requirements;

•	Potentially adverse tax consequences;

•	Export controls relating to encryption technology;

•	Tariffs and other trade barriers;

•	Difficulties in staffing and managing international operations;

•	Laws that restrict our ability, and make it costly to reduce our workforce;

•	Changing economic or political conditions;

•	Exposures to different legal standards;

•	Burden of complying with a variety of laws and legal systems;

•	Statutorily mandated costs associated with headcount actions;

•	Fluctuations in currency exchange rates; and

•	Seasonal reductions in business activity during the summer months in Europe as well as other parts of the world.

While we prepare our financial statements in U.S. Dollars, we have historically incurred a significant portion of our expenses in Euros and in British Pounds. We expect that a significant portion of our expenses will be incurred in Euros, British Pound and in the Australian Dollar, as well as in other currencies, although to a lesser extent. Fluctuations in the value of these currencies relative to the U.S. Dollar have caused and will continue to cause dollar-translated amounts to vary from period-to-period. Due to the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.

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

We recorded an impairment charge of $9.4 million related to goodwill in fiscal 2005. Additionally, we recorded impairment of acquired developed technology of $3.7 million in fiscal 2005, and impairment of acquired intangible assets of $2.4 million in fiscal 2005 and $45,000 in the nine months ended September 30, 2004. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations.

As of March 31, 2007, we had $8.1 million of other intangible assets and $35.9 million of goodwill, accounting for approximately 22% of our total assets. We performed the annual impairment evaluation of goodwill as of December 1, 2006 and determined that no goodwill impairment existed as of that date. If the enterprise value at December 1, 2007 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2006, the annual evaluation could result in an impairment of goodwill and/or other intangible assets charge in the quarter ending December 31, 2007 or at any time the circumstances indicate that an impairment may exist.

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

We may have exposure to additional tax liabilities as a result of inter-company transfer pricing policies

As a multinational organization, we conduct business and are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and related tax liabilities. In the ordinary course of a global business, inter-company transactions and calculations result in a variety of uncertain tax positions. We are in the process of undertaking a worldwide transfer pricing study to validate our inter-company pricing policies and evaluate our tax positions in anticipation of adopting Financial Accounting Standards Board FIN 48, Accounting for Income Tax Uncertainties. Our inter-company pricing policies are subject to audits in the various foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or potential tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

Our 2007 Annual Meeting of Stockholders was held on 2007. The following proposals were submitted to a vote of the stockholders and were approved:

Proposal No. 1: Election of Directors

The following votes were cast for each director nominee:

	For	%cast	% O/S	Withheld	%cast	% O/S	Total
James W. Frankola	28,159,721	86.44%	61.68%	4,418,784	13.56%	9.68%	32,578,505
Jason Hart	28,076,436	86.18%	61.50%	4,502,069	13.82%	9.86%	32,578,505
Richard A. Kashnow	25,148,452	77.19%	55.08%	7,430,053	22.81%	16.27%	32,578,505
James E. Ousley	25,066,638	76.94%	54.91%	7,511,867	23.06%	16.45%	32,578,505
Richard White	25,147,148	77.19%	55.08%	7,431,357	22.81%	16.28%	32,578,505

Proposal No. 2: Amendment to the Company’s 2004 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan by 4,000,000.

		% Cast	% O/S
For	10,527,910	55.41%	23.06%
Against	8,329,336	43.84%	18.24%
Abstain	144,108	0.76%	0.32%

Total Shares Voted	19,001,354	100.00%	41.62%

Proposal No. 3: Ratification of independent registered public accountants for the fiscal year ending September 30, 2007.

The Stockholders voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2007 by the following vote:

		% Cast	% O/S
For	32,443,320	99.59%	71.06%
Against	123,997	0.38%	0.27%
Abstain	11,188	0.04%	0.02%

Total Shares Voted	32,578,505	100.00%	71.36%

ITEM 5.	OTHER INFORMATION

On May 6, 2007, Jason Hart executed a waiver of his right to receive approximately 57% of any portion of the total earn out amount that may be paid to the former shareholders of Protocom Development Systems pty Ltd. As disclosed elsewhere in this report, the Company is in a dispute with the former Protocom shareholders regarding what portion, if any, of the earn out should be paid. The Company expects to engage the sellers’ representative in an effort to resolve this matter, although a mutually agreeable resolution may not be possible.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 10th of May, 2007.

ActivIdentity Corporation

By:	/s/ Mark Lustig
Mark Lustig
Chief Financial Officer