Form 10-Q
period 2007-06-30
ACTIVIDENTITY CORP
filed 2007-08-01
CIK 1183941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50223

ActivIdentity Corporation
(Exact name of Registrant as specified in its charter)

Delaware	45-0485038
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

6623 Dumbarton Circle, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2007, the Registrant had outstanding 45,727,567 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2007	2006 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,713	$11,477
Short-term investments	105,042	116,570
Accounts receivable, net of allowance for doubtful accounts	10,667	18,048
Inventories, net	2,246	1,633
Prepaid and other current assets	3,238	2,976

Total current assets	145,906	150,704

Property and equipment, net	4,304	3,612
Other intangible assets, net	7,355	9,830
Other long-term assets	966	968
Goodwill	35,874	35,874

Total assets	$194,405	$200,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,119	$2,001
Accrued compensation and related benefits	6,908	6,425
Current portion of accrual for restructuring liability	773	750
Accrued and other current liabilities	5,593	4,585
Current portion of deferred revenue	10,734	12,788

Total current liabilities	28,127	26,549

Deferred revenue, net of current portion	1,963	1,945
Accrual for restructuring liability, net of current portion	1,728	2,249
Long-term deferred rent	846	919

Total liabilities	32,664	31,662

Minority interest	370	373

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,725,040 and 45,673,252 issued and outstanding at June 30, 2007 and September 30, 2006, respectively	46	46
Additional paid-in capital	422,523	420,527
Accumulated deficit	(244,755)	(237,203)
Accumulated other comprehensive loss	(16,443)	(14,417)

Total stockholders’ equity	161,371	168,953

Total liabilities and stockholders’ equity	$194,405	$200,988

(1)     Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Software	$4,923	$4,877	$17,540	$15,046
Hardware	5,670	4,711	13,778	10,863
Maintenance and support	5,691	3,355	14,465	9,598

Total revenue	16,284	12,943	45,783	35,507

Cost of revenue:
Software	1,344	1,426	2,930	3,577
Hardware	2,733	2,707	7,536	6,453
Maintenance and support	1,194	1,093	3,406	2,797
Amortization of acquired developed technology and patents	747	663	2,331	1,989

Total cost of revenue	6,018	5,889	16,203	14,816

Gross profit	10,266	7,054	29,580	20,691

Operating expenses:
Sales and marketing	6,127	6,722	19,053	20,495
Research and development	5,060	4,907	14,913	14,341
General and administration	4,405	2,593	9,784	9,734
Restructuring expense	—	20	—	814
Amortization of acquired intangible assets	48	123	144	671

Total operating expenses	15,640	14,365	43,894	46,055

Loss from operations	(5,374)	(7,311)	(14,314)	(25,364)

Other income (expense):
Interest income, net	1,596	1,215	4,494	3,330
Other income (expense), net	1,099	938	2,431	(9)

Total other income, net	2,695	2,153	6,925	3,321

Loss before income tax and minority interest	(2,679)	(5,158)	(7,389)	(22,043)
Income tax provision	(41)	(130)	(155)	(183)
Minority interest	(2)	27	(8)	97

Net loss	$(2,722)	$(5,261)	$(7,552)	$(22,129)

Other comprehensive income (loss):
Net Loss	$(2,722)	$(5,261)	$(7,552)	$(22,129)
Unrealized gain on short-term investment, net	—	304	364	749
Foreign currency translation (loss) gain	(1,133)	(1,070)	(2,390)	(183)
Comprehensive loss	$(3,855)	$(6,027)	$(9,578)	$(21,563)

Net loss per share	$(0.06)	$(0.12)	$(0.17)	$(0.49)

Shares used to compute basic and diluted net loss per share	45,713	45,349	45,682	45,218

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in Thousands)

	Nine Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss from operations	$(7,552)	$(22,129)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities used by operating activities:
Depreciation and amortization of fixed assets	1,157	1,177
Amortization of acquired developed technology and patents	2,331	1,989
Amortization of acquired intangible assets	144	671
Stock-based compensation expense	1,799	2,569
Loss on disposal of property and equipment	25	160
Minority interest in ActivIdentity Europe S.A	8	(97)
Changes in:
Accounts receivable	7,839	1,037
Inventories	(519)	464
Prepaid and other current assets	(166)	682
Accounts payable	1,944	196
Accrued compensation and related benefits	(147)	(895)
Accrual for restructuring liability	(508)	(1,039)
Accrued and other current liabilities	525	(888)
Deferred revenue	(2,310)	1,005
Deferred rent	(72)	(39)
Net cash provided by / (used in) operating activities	4,498	(15,137)

Cash flows from investing activities:
Purchases of property and equipment	(1,815)	(1,139)
Purchases of short-term investments	(101,391)	(89,584)
Proceeds from sales and maturities of short-term investments	113,337	107,911
Cash used in acquisitions, net of cash received	—	(746)
Other long-term assets	28	(216)
Net cash provided by investing activities	10,159	16,226

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	191	70
Net cash provided by financing activities	191	70

Effect of exchange rate changes	(1,612)	(99)
Net increase in cash and cash equivalents	13,236	1,060
Cash and cash equivalents, beginning of period	11,477	13,167

Cash and cash equivalents, end of period	$24,713	$14,227

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	360	252

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

The accompanying condensed balance sheet as of June 30, 2007, which has been derived from audited financial statements, the unaudited interim condensed consolidated statements of operations and comprehensive losses for the three and nine months ended June 30, 2007 and 2006, and the unaudited interim condensed consolidated statement of cash flows for the nine months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2007.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 became effective for the first interim period of the first fiscal year ending after November 15, 2006. Adoption of SAB 108 during fiscal year  2007 has had an immaterial effect on the Company’s financial statements.

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

In September 2006, the FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158, the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. The Company anticipates that adopting the provisions of SFAS 158 will not have a material effect on its financial statements.

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

4. Stock-Based Compensation

Equity Compensation Plans

Warrants

Director share warrant plans: From 1995 to 2002, the Company’s predecessor maintained share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Board of Directors. Shares granted under the director share warrant plans vest over four years and have a term of five years. No warrants were granted in any of the periods presented. Plan activity during these periods was as follows:

		Weighted
		Average
	Number of Warrants	Exercise Price

Outstanding at 9/30/2006	216,500	$7.46
Expired	(76,500)	9.04

Outstanding at 12/31/2006	140,000	$6.60
Expired	—
Outstanding at 3/31/2007	140,000	$6.60
Expired	(140,000)
Outstanding at 6/30/2007	—
Exercisable at 6/30/2007	—

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees.  As of June 30, 2007, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 8.2 million shares were subject to outstanding awards and 4.4 million shares were available for future grants.

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

Activity under the Company’s stock option plans is as follows:

Stock options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding at 9/30/2006	6,354,083	$7.37
Granted	122,500	4.53
Forfeited	(453,857)	8.70
Outstanding at 12/31/2006	6,022,726	$7.21	$2,895
Granted	408,500	5.00
Exercised	(51,015)	3.46
Forfeited	(200,134)	12.52
Outstanding at 3/31/2007	6,180,077	$6.92	$2,720
Granted	223,500	5.06
Exercised	(4,687)	3.30
Forfeited	(124,065)	6.61
Excercisable at 6/30/2007	6,274,825	$6.86	$1,542

Stock options and directors’ share warrants outstanding and exercisable as of June 30, 2007 are as follows:

	Options and Director Share Warrants Outstanding			Options and Director Share Warrants Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

3.30-4.23	944,484	8.44	$3.44	298,792	$3.44
4.24-5.00	1,850,500	6.19	4.42	412,437	4.37
5.01-6.82	1,285,067	6.41	6.19	723,727	6.53
7.10-8.95	1,413,586	4.76	7.87	1,113,244	7.63
9.04-17.77	353,700	2.72	10.70	348,353	10.72
19.21-25.41	427,488	0.11	20.48	427,488	20.48
	6,274,825	5.65	$6.86	3,324,041	$8.59

Restricted stock and restricted stock units:

The Company’s Board of Directors has granted awards representing a total of 428,022 shares of restricted stock and restricted stock units as of June 30, 2007 to the Company’s officers and Board members pursuant to the 2004 Plan. 50,000 restricted stock units were granted to Board members in 2005 and vest monthly over one year. 45,000 restricted stock units were granted to Board members in 2007 and vest monthly over one year. 55,000 restricted stock units were granted to officers in 2004, one-third of which vested on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 shares of restricted stock were sold to the Company’s new chief financial officer in 2006, one-fourth of which vested on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months. The total compensation expense related to the restricted stock granted to the Company’s chief financial officer of $175,000 is being amortized over the vesting period.

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

A summary of the status of the Company’s restricted stock and restricted stock units as of September 30, 2006 and changes during the nine months ended June 30, 2007 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at September 30, 2006	75,279	$4.66
Vested	(9,999)	5.30
Nonvested at December 31, 2006	65,280	$4.56
Granted	213,022	4.91
Vested	(25,205)	4.67
Nonvested at March 31, 2007	253,097	$4.84
Granted	—	—
Vested	(18,543)	5.38
Nonvested at June 30, 2007	234,554	$4.80

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended June 30, 2007. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Risk-free interest rate	4.59%-4.67%	4.55%-4.56%	4.48%-4.75%	4.55%-4.56%
Expected life (years)	4.78	4.80-5.40	4.78-6.13	4.00-5.40
Expected volatility	41.06%	50.1-55.00%	41.6%-55.00%	49.3%-55.0%
Weighted average expected volatility	41.06%	51.32%	43.67%	50.89%
Weighted average estimated forfeiture rate	19.20%	20.40%	31.50%	22.80%

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three and nine months ended June 30, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Cost of sales—software	$34	$27	$74	$87
Cost of sales—hardware	13	6	32	17
Cost of sales—support and maintenance	29	18	66	58
Stock-based compensation expense included in cost of sales	76	51	172	162

Research and development	226	198	446	668
Sales and marketing	162	101	422	363
General and administrative	285	339	759	1,376
Stock-based compensation expense included in operating expenses	673	638	1,627	2,407
Stock-based compensation expense related to employee stock options	$749	$689	$1,799	$2,569

As of June 30, 2007, total unrecognized compensation costs related to non-vested stock options and restricted stock was $7.4 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.7 years. The weighted average grant date fair value of options granted during the three and nine months ended June 30, 2007 was $2.08 and $2.26, respectively, and $2.12 and $1.93 for the three and nine months ended June 30, 2006, respectively.

5. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2006	$350
Amounts charged to expense	33
Recoveries	(130)
Impact of exchange rate changes	10

Balance, December 31, 2006	$263
Amounts charged to expense	65
Impact of exchange rate changes	8
Balance, March 31, 2007	$336
Amounts charged to expense, net of write-off	14
Recoveries	(86)
Impact of exchange rate changes	8

Balance, June 30, 2007	$272

One customer accounted for 16% of total accounts receivable as of June 30, 2007. One customer accounted for 29% of accounts receivable as of September 30, 2006.

The following customers accounted for 10% or more of total accounts receivable:

	June 30,	September 30,
	2007	2006
Customer A	16%	29%
Customer B	*	17%
Customer D	11%	*

* Customer accounted for less than 10%

The following customers accounted for 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Customer A	22%	13%	19%	12%
Customer C	10%	*	11%	*

* Customer accounted for less than 10%

6. Inventories, net

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2007	2006

Components (1)	$1,613	$412
Finished goods (2)	633	1,221
	$2,246	$1,633

As of June 30, 2007 and September 30, 2006, reserves for excess and obsolete inventory totaled: (1) $351,000 and $520,000, respectively, for components, and (2) $123,000 and $379,000, respectively, for finished goods.

7. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2006	Additions	June 30, 2007
Gross Carrying Amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4,659	—	4,659
Other intangible assets at cost	21,981	—	21,981
Accumulated Amortization
Acquired developed technology	(9,796)	(1,830)	(11,626)
Customer relationships	(1,536)	(144)	(1,680)
Patents	(819)	(501)	(1,320)
Total accumulated amortization	(12,151)	$(2,475)	(14,626)
Other intangible assets, net	$9,830		$7,355

Estimated future amortization of other intangible assets is as follows (in thousands):

	Acquired developed technology and patents	Customer relationships
Fiscal years ending September 30,
2007 (remaining 3 months)	$618	$42
2008	2,380	165
2009	2,168	140
2010	666	—
2011	666	—
Thereafter	510	—
	$7,008	$347

8. Goodwill

There were no changes to goodwill during the three and nine months ended June 30, 2007. Based on the results of its annual impairment test in accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company determined that no impairment on the carrying value of its goodwill of $35.9 million existed as of December 1, 2006, the Company’s annual impairment date. The Company will continue to evaluate goodwill on an annual basis as of December 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

9. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2006	$203
Warranty costs incurred	—
Additions related to current period sales	28
Impact of exchange rate changes	8
Balance, December 31, 2006	$239
Warranty costs incurred	—
Reserve adjustment	(58)
Impact of exchange rate changes	3
Balance, March 31, 2007	$184
Warranty costs incurred	—
Reserve adjustment	—
Impact of exchange rate changes	2
Balance, June 30, 2007	$186

There have been no activities for sales warranty reserve for the 3 months ended June 30, 2007. For the nine months ended June 30, 2007, the warranty reserve balance has decreased due to both a reduction in returns experienced and a decrease in the cost of supplying replacement products. The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

10. Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity . Costs associated with restructuring activities initiated on or after January 1, 2003 are accounted for in accordance with SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , and SFAS 112,  Employer’s Accounting for Postemployment Benefits,  when applicable. All restructurings subsequent to December 15, 2002 have been accounted for under SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring	2005 Restructuring		2006 Restructuring
	Facility Exit	Facility Exit	Workforce	Facility Exit	Workforce	Facility Exit
	Costs	Costs	Reduction	Costs	Reduction	Costs	Total
Balances, September 30, 2005	$3,290	$373	$331	$201	$—	$—	$4,195
Provision for restructuring expenses	—	—	—	—	680	127	807
Adjustments to accruals for changes in estimates	68	(13)	(10)	(39)	31	(39)	(2)
Cash payments	(614)	(177)	(262)	(164)	(705)	(92)	(2,014)
Impact of exchange rate changes	—	7	6	2	(6)	4	13
Balances, September 30, 2006	2,744	190	65	—	—	—	2,999
Cash payments	(138)	(26)	—	—	—	—	(164)
Impact of exchange rate changes	—	(8)	3	—	—	—	(5)
Balances, December 31, 2006	2,606	156	68	—	—	—	2,830
Cash payments	(140)	(28)	—	—	—	—	(168)
Non-cash charges	—	2	1	—	—	—	3
Balances, March 31, 2007	2,466	130	69	—	—	—	2,665
Cash payments	(145)	(30)	—	—	—	—	(175)
Impact of exchange rate changes	—	12	(1)	—	—	—	11
Balances, June 30, 2007	2,321	112	68	—	—	—	2,501
Less current portion	(593)	(112)	(68)	—	—	—	(773)
Long-term portion	$1,728	$—	$—	$—	$—	$—	$1,728

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.3 million as of June 30, 2007, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement.

Relating to the 2004 restructurings, the Company recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the year ended September 30, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $112,000 as of June 30, 2007 for facility exit activities will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000 and $68,000 remains for a pending legal settlement for one employee. When the final cash payments related to the facility exit costs were completed in fiscal year 2006 the facility exit costs were reduced by $39,000.

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

11. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(2,722)	$(5,261)	$(7,552)	$(22,129)

Denominator:
Weighted average number of shares outstanding	45,713	45,349	45,682	45,218
Basic net loss per share	$(0.06)	$(0.12)	$(0.17)	$(0.49)
Diluted net loss per share	$(0.06)	$(0.12)	$(0.17)	$(0.49)

For the above periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, that were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. At June 30, 2007 and 2006, approximately 6.6 million and 6.8 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

12. Commitments and Contingencies

On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd (Protocom) for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom stockholders under an earn-out provision if revenue from products developed by Protocom prior to the acquisition achieved a target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on the Company’s calculations of qualifying revenues that are credited to this earn-out right, it had concluded that the revenue targets had not been met and no additional consideration was owed. The Company notified the Protocom stockholder representative in the fourth quarter of fiscal 2006 that none of the additional consideration would be paid. The Protocom stockholder representative objected to certain items in the calculation and asserted that the Company breached certain covenants in accordance with the purchase agreement. Based on these objections and assertions, the Protocom stockholder representative demanded that the full earn-out amount be paid and threatened to file suit against the Company. As of June 30, 2007, the Company accrued a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies in the amount of $898,000 payable to certain former Protocom stockholders to settle these claims. The Company has recorded the $898,000 charge related to the Protocom settlement as a general and administrative expense. In July 2007, the Company and the former Protocom stockholders executed a release and the Company agreed to pay $898,000 in connection therewith.

In the ordinary course of business, from time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

In the ordinary course of business, the Company enters into standard indemnification agreements with certain of its customers and business partners. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at June 30, 2007 or September 30, 2006.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers liability insurance designed to enable it to recover a portion of any such future payments. No liability for these indemnification agreements has been recorded at June 30, 2007 or September 30, 2006.

13. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total

Three months ended June 30, 2007
Total revenue	$6,077	$9,492	$715	$16,284
Income / (Loss) from operations	$(4,833)	$1,114	$(1,655)	$(5,374)
Capital expenditures	$383	$180	$56	$619
Depreciation and amortization of fixed assets	$188	$128	$83	$399

Three months ended June 30, 2006
Total revenue	$5,434	$6,366	$1,143	$12,943
Loss from operations	$(4,314)	$(1,641)	$(1,356)	$(7,311)
Capital expenditures	$421	$90	$109	$620
Depreciation and amortization of fixed assets	$158	$135	$80	$373

Nine months ended June 30, 2007
Total revenue	$17,824	$25,827	$2,132	$45,783
Income / (Loss) from operations	$(10,033)	$624	$(4,905)	$(14,314)
Capital expenditures	$1,249	$459	$107	$1,815
Depreciation and amortization of fixed assets	$599	$337	$221	$1,157

Nine months ended June 30, 2006
Total revenue	$14,220	$18,500	$2,787	$35,507
Loss from operations	$(16,724)	$(4,537)	$(4,103)	$(25,364)
Capital expenditures	$631	$219	$289	$1,139
Depreciation and amortization of fixed assets	$517	$425	$235	$1,177

June 30, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	$7,246	$966	$4,413	$12,625
Total assets	$143,473	$22,788	$28,144	$194,405

September 30, 2006
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	$4,037	$2,632	$7,741	$14,410
Total assets	$149,406	$19,258	$32,324	$200,988

During the three months ended June 30, 2007 and 2006, the United States, the United Kingdom, and France accounted for 32%, 24% and 11% compared to 48%, 6%, and 7% respectively, of the Company’s net revenue. During the nine months ended June 30, 2007 and 2006, the United States, the United Kingdom, and France accounted for 35%, 20% and 14% compared to 44%, 8% and 8%, respectively, of the Company’s net revenue. No other individual country accounted for 10% or more of the Company’s net revenue for the period.

14. Subsequent Event

In July 2007, the Company and the former Protocom stockholders executed a release agreement, pursuant to which the Company agreed to pay $898,000 to the former Protocom stockholders in order to settle a dispute over the earn-out payment that was owed (See Note 12).  The settlement payment was made in July 2007 and, as of June 30, 2007, the Company accrued a contingent liability of $898,000 for this dispute.

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

Our products support strong authentication utilizing a range of security devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin ®  SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations.

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

Results of operations

Revenue

Total revenue, period-over-period changes and mix by type are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Increase	Change	2007	2006	Increase	Change

Software	$4,923	$4,877	$46	1%	$17,540	$15,046	$2,494	17%
Hardware	5,670	4,711	959	20%	13,778	10,863	2,915	27%
Maintenance and support	5,691	3,355	2,336	70%	14,465	9,598	4,867	51%
Total revenue	$16,284	$12,943	$3,341	26%	$45,783	$35,507	$10,276	29%

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Software	30%	38%	38%	42%
Hardware	35%	36%	30%	31%
Maintenance and support	35%	26%	32%	27%
	100%	100%	100%	100%

Software revenue is comprised of sales of standard software and professional services associated with customization, installation and integration. The increase in software revenue in the three and nine months ended June 30, 2007 compared to the same periods in the prior year was primarily due to increased demand for card management software as the market acceptance of smart card technology gains momentum. The governmental sector benefited the most from the year over year increase in software revenue.

Hardware revenue is comprised of tokens, readers, smart cards and related equipment. The increase in hardware revenue in the three and nine months ended June 30, 2007 compared to the same periods in the prior year was due to an increase in sales of tokens and smartcards.

Maintenance revenue is comprised of software and hardware customer support agreements. The increase in maintenance and support revenue in the three and nine months ended June 30, 2007 compared to the same periods in the prior year is primarily due to software licensing revenues and maintenance contract renewals from a growing installed base of customers.

Period-over-period changes in revenue by geography and as a percentage of total revenue, is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change

North America	$6,077	$5,434	$643	12%	$17,824	$14,220	$3,604	25%
Europe	9,492	6,366	3,126	49%	25,827	18,500	7,327	40%
Asia Pacific	715	1,143	(428)	-37%	2,132	2,787	(655)	-24%
Total revenue	$16,284	$12,943	$3,341	26%	$45,783	$35,507	$10,276	29%

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

North America	37%	42%	39%	40%
Europe	58%	49%	56%	52%
Asia Pacific	5%	9%	5%	8%
	100%	100%	100%	100%

North America, as a percent of total revenue, decreased during the three and nine months ended June 30, 2007 compared to the same periods in the prior year, primarily as a result of European revenue growing at a faster rate than total revenue. However, in absolute dollars, North America did see an increase in total revenue.

European revenues increased during the three and nine months ended June 30, 2007 compared to the same periods in the prior year primarily as a result of an agreement entered into during the fourth quarter of 2006 to supply a European government department with our Smart Employee identification solutions. Additionally, maintenance revenue was higher during the three and nine months ended June 30, 2007 compared to the same periods in the prior year as a result of the continued growth in our installed base of customers.

Hardware and software revenue by customer type as a percentage of total hardware revenue and software revenue is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Enterprise	45%	56%	49%	57%
Government	38%	20%	33%	15%
Financial	17%	24%	18%	28%
	100%	100%	100%	100%

The decrease, as a percent of total hardware and software revenue, in the financial sector during the three and nine months ended June 30, 2007 compared to the same periods in the prior year was primarily a result of lower sales to financial institutions, mainly in Europe. The increase, as a percent of total hardware and software  revenue, in the government sector during the three and nine months ended June 30, 2007 compared to the same periods in the prior year was primarily a result of strength in sales to European government agencies and the first responder market. Additionally, we have seen increased traction in the implementation of Homeland Security Presidential Directive 12 (HSPD-12), which mandates that all federal employees and contractors be given a common identification card. This area is now seeing a ramp up in deployment activity. The decrease, as a percent of total hardware and software revenue, in the enterprise sector during the nine months ended June 30, 2007 compared to the same period in the prior year is primarily a result of strength seen in other markets. In absolute terms, total product revenue in the enterprise sector for the nine months ended June 30, 2007 did experience a year over year increase.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ending				Nine Months Ending
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change

Software	$1,344	$1,426	$(82)	-6%	$2,930	$3,577	$(647)	-18%
As a percentage of software revenue	27%	29%			17%	24%
Hardware	$2,733	$2,707	26	1%	$7,536	$6,453	1,083	17%
As a percentage of hardware revenue	48%	57%			55%	59%
Maintenance and support	$1,194	$1,093	101	9%	$3,406	$2,797	609	22%
As a percentage of maintenance and support revenue	21%	33%			24%	29%
Amortization of acquired developed technology and patents	747	663	84	13%	2,331	1,989	342	17%
Total cost of revenue	$6,018	$5,889	$129	2%	$16,203	$14,816	$1,387	9%

Cost of software revenue includes costs associated with software duplication, packaging, documentation such as user manuals and CDs, royalties, logistics, operations, and professional services associated with customization, integration and installation services. The software margin improvement during the three and nine months ended June 30, 2007 from the same periods in the prior year resulted primarily from an increase in the sales of stand-alone software.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products, logistics, operations, and adjustments to reserves for warranty and inventory. Our smart card and reader revenues reflect products manufactured for us by original equipment manufacturers, tend to  have lower margins compared to tokens that are manufactured for us by contract manufacturers  which yield higher gross margins. During the three and nine months ended June 30, 2007, hardware margins increased compared to the same periods in prior year due to the mix of products.

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Margins on maintenance and support revenue increased during the three and nine months ended June 30, 2007 compared to the same periods in the prior year primarily due to a significant increase in revenue while related personnel expenses remained constant.

Amortization of acquired developed technology includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from a third party. Amortization expense increased during the three and nine months ended June 30, 2007 compared to the same periods in the prior year primarily as a result of the amortization of patents acquired during the fourth quarter of fiscal 2006.

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales and marketing	$6,127	$6,722	$19,053	$20,495
Percentage change from comparable prior period	-9%		-7%
As a percentage of net revenue	38%	52%	42%	58%
Headcount, end of period	112	114

The decrease in sales and marketing expenses during the three and nine months ended June 30, 2007 compared to the same periods in the prior year resulted principally from a decrease in sales and marketing personnel and related benefits expense, lower travel expenses, lower office and communication expense, lower marketing costs and lower corporate allocations, which were partially offset by higher sales commissions and payroll taxes.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Research and development	$5,060	$4,907	$14,913	$14,341
Percentage change from comparable prior period	3%		4%
As a percentage of net revenue	31%	38%	33%	40%
Headcount, end of period	136	133

The slight increase in research and development expenses during the three and nine months ended June 30, 2007 compared to the same periods in the prior year was primarily due to an increase in headcount and temporary contract workforce which lead to slightly higher corporate allocations. This was partly offset by a decline in discretionary expenses such as outside consulting, travel and office supplies. The increase in headcount was required to support and develop the existing software portfolio as well as develop new and enhanced versions of our existing portfolio.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

General and administration	$4,405	$2,593	$9,784	$9,734
Percentage change from comparable prior period	70%		1%
As a percentage of net revenue	27%	20%	21%	27%
Headcount, end of period	50	40

General and administrative expenses increased during the three months ended June 30, 2007 compared to the same period in the prior year mainly due to an increase in payroll related costs as a result of increased headcount, increase in accounting, tax and audit fees, increase in bad debt expenses and corporate allocations. Furthermore, the numbers for the 3 months ended June 30, 2007 included a write-off of a sales tax related receivable of approximately $300,000 and a charge in the amount of $898,000 related to the Protocom earn-out settlement. The above factors were partly offset by a decrease in other professional services fees, legal and office supply expenses.  For the nine months ended June 2007, general and administrative expenses slightly increased compared to the same period in the prior year as a result of the net effect of lower accounting and audit expenses, a decrease in outside consulting and lower discretionary expenses such as travel, communication and office supplies largely offset by higher staffing costs, the receivable write-off of approximately $300,000 and the Protocom earn-out settlement of $898,000 as mentioned above. Without these two one-time charges, general and administrative costs for the nine months ended June 30, 2007 would have been lower by approximately $1.1 million when comparing to the same period in the prior year.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

 Restructuring expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Restructuring expenses	$0	$20	$0	$814
Percentage change from comparable prior period	-100%		-100%
As a percentage of net revenue	0%	0%	0%	2%

During the three and nine months ended June 30, 2007,  no restructuring expenses were recorded compared to net restructuring charges of $814,000 recorded during the nine months ended June 30, 2006. As part of the fiscal 2006 restructuring, we terminated the employment of 12 employees, of whom three were in sales and marketing, seven in research and development and two in general and administrative functions.

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

Amortization of acquired intangibles and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Amortization of acquired intangible assets	$48	$123	$144	$671
Percentage change from comparable prior period	-61%		-79%
As a percentage of net revenue	0%	1%	0%	2%

Interest income (expenses)

Interest income (expense) consists of interest income on our cash, cash equivalents, and short-term investments and gains or losses on foreign exchange transactions and investments.

Interest income and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$1,596	$1,215	$4,494	$3,330
Percentage change from comparable prior period	31%		35%
As a percentage of net revenue	10%	9%	10%	9%

Interest income, net, increased during the three and nine months ended June 30, 2007 compared to the same periods in prior year primarily due to our ability to shift investments into shorter maturities, yielding higher returns. While our short-term investment balances have decreased from March 31, 2007 and September 30, 2006, we have earned a higher average yield on our short-term investment portfolio.

Other income (expenses)

Other income (expense), net is comprised primarily of foreign exchange gains or losses.

Other income/(expense) and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Other income/(expense)	$1,099	$938	$2,431	$(9)
Percentage change from comparable prior period	17%		-27111%
As a percentage of net revenue	7%	7%	5%	0%

During the three months ended June 30, 2007 foreign exchange gains increased during the same period in the prior year. For the nine month ended June 30, 2007, we recorded $2.4 million of gain compared to a slight loss for the nine month ended June 30, 2006. The fluctuation is mainly due to lower U.S dollar against European currencies, especially the British Pound and Euro during the nine month ended June 30, 2007.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term investments.

The following table summarizes our cash and cash equivalents and short-term investments (dollars in thousands):

	June 30, 2007	September 30, 2006	Increase (Decrease)
Cash and cash equivalents	$24,713	$11,477	$13,236
Short-term investments	105,042	$116,570	(11,528)
	$129,755	$128,047	$1,708

As of June 30, 2007, we had cash, cash equivalents, and short-term investments of $129.8 million, an increase of $1.7 million from September 30, 2006.

Cash generated from operating activities was $4.5 million during the nine months ended June 30, 2007 compared to a use of $15.1 million during the comparable period in the prior year. In the nine months ended June 30, 2007, our net loss was $7.6 million, including non-cash charges totaling $5.5 million, primarily related to depreciation and amortization as well as employee stock-based compensation. Contributing to the generation of cash were significantly reduced losses, a decrease in accounts receivable of $7.8 million, an increase in accounts payable and accrued liabilities of $2.5 million offset by the use of cash from a decrease in deferred revenue and accrued compensation of $2.5 million, an increase in inventory of $0.5 million, a decrease in restructuring accruals of $0.5 million and an increase in prepaid and other of $0.2 million . The decrease in accounts receivable was primarily the result of strong first quarter 2007 collections on revenue earned during the fourth quarter of 2006, which is a seasonally strong quarter. During the nine months ended June 30, 2007, accounts receivable generated $7.8 million of operating cash compared to $1.0 million during the same period a year ago, an increase of $6.8 million. A decrease in deferred revenue partially offset these increases. During the nine months ended June 30, 2007, deferred revenue used $2.3 million in operating cash compared to the same period a year ago when deferred revenue generated $1.0 million in operating cash, a decrease of $3.3 million..

During the nine months ended June 30, 2006, our net loss was $22.1 million, including non-cash charges totaling $6.5 million, primarily related to depreciation and amortization as well as employee stock-based compensation. Contributing to the use of cash were decreases in accrued benefits, restructuring and other current liabilities of $2.8 million. Decreases in accounts receivables of $1.0 million, inventories of $464,000, and prepaid and other current assets of $682,000 and increases in deferred revenue of $1.0 million provided cash during the period.

Investing activities in the nine months ended June 30, 2007 generated net cash of $10.2 million from the proceeds of sales or maturities of short-term investments of $113.3 million offset by use of cash of $101.4 million for the purchases of short-term investment and $1.8 million for capital expenditures.

Investing activities generated net cash of $16.2 million in the nine months ended June 30, 2006 primarily from the proceeds of sales or maturities of short-term investments of $107.9 million offset by use of cash of $89.6 million for the purchases of short-term investments, $1.1 million for capital expenditures, $746,000 for acquisition related activities and $216,000 for security deposit made in the first quarter of fiscal year 2006 related to the sublease of our excess facilities in Canada.

Financing activities provided nominal cash in both the nine months ended June 30, 2007 and 2006 and essentially consisted of cash received from the exercise of stock options.

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

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	4 to 5 Years	After 5 Years

Operating leases	$10,661	$779	$5,989	$3,893	$—

(1)           Represents remaining three months of the 2007 fiscal year.

On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd (Protocom) for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom stockholders under an earn-out provision if revenue from products originally developed by Protocom prior to the acquisition achieved a target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on the Company’s calculations of qualifying revenues that are credited to this earn-out right, it had concluded that the revenue targets had not been met and no additional consideration was owed. The Company notified the Protocom stockholder representative in the fourth quarter of fiscal 2006 that none of the additional consideration would be paid. The Protocom stockholder representative objected to certain items in the calculation and asserted that the Company breached certain covenants in accordance with the purchase agreement. Based on these objections and assertions, the Protocom stockholder representative demanded that the full earn-out amount be paid and threatened to file suit against the Company. As of June 30, 2007, the Company accrued a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies in the amount of $898,000 payable to certain former Protocom stockholders to settle these claims.  In July 2007, the Company and the former Protocom stockholders executed a release and the Company agreed to pay $898,000 in connection therewith.

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

In September 2006, the FASB issued statement No. SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) . SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158, the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of 2007. The Company anticipates that adopting the provisions of SFAS 158 will not have a material effect on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115  (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. We cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

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

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2,  Software Revenue Recognition , SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition , Emerging Issues Task Force (EITF) 00-21,  Revenue Arrangements with Multiple Deliverables  and EITF 03-05  Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software . The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other services, or a combination of these items.

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

Service revenue includes revenue from training, installation and consulting. From time-to-time, we develop and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts , typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets.

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

Loss Contingencies

The Company records loss contingencies in accordance with FASB Statement of Accounting Number 5, “Accounting for Contingencies”. This Statement establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (“reserves for general contingencies”) are no longer permitted. As it pertains to the dispute relating to the Protocom earn-out revenue calculation, the company has accured a charge of $898,000 as of June 30, 2007.  This accrual was based on the substance and status of the Company’s settlement discussions with the former Protocom stockholders through June 30.

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

•                                          Restructuring Expense – In connection with our 2006, 2005, 2004, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. In fiscal 2006 and 2005, we have recorded additional charges associated with the change in our estimates for future sublease income.

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

During both the three and nine months ended June 30, 2007 and 2006, approximately half of our total sales were invoiced in U.S. dollars. Although we purchase many of our components in U.S. dollars, approximately half of our expenses are denominated in other currencies, including the Australian dollar, British pound, Canadian dollar, Euro, Japanese yen, Singapore dollar, and South African rand.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term investments. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At June 30, 2007, we held $24.7 million of cash and cash equivalents and $105.1 million in short-term investments for a total of $129.8 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of government and government agency securities. Based on our cash, cash equivalents and short-term investments at June 30, 2007, a hypothetical 10% change in interest rates would increase/decrease our annual interest income by approximately $638,000.

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

The Company’s CEO and CFO evaluate the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that as of  June 30, 2007, the disclosure controls and procedures were operating effectively.

(b) There was no change in our internal control over financial reporting during our quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not achieved profitability and we may incur losses for the foreseeable future. During the three months ended June 30, 2007, our net loss was $2.9 million and in fiscal 2006 we incurred losses of approximately $22.5 million. As of June 30, 2007, our accumulated deficit was $244.9 million representing our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will grow.

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

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers and in fiscal 2006 there was a high concentration of revenue through a number of system integrators to the U.S. and non-U.S government agencies. Many of our contracts with our significant channel partners are short-term. Two customers each accounted for more than 10% of our total revenue during the three months ended June 30, 2007 compared to one customer in the same period in the prior year. Additionally, due to uncertainties surrounding Homeland Security Presidential Directive #12, the revenue generated by our U.S government business declined during fiscal 2005 and fiscal 2006 but increased during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year. Worldwide government business has been difficult to forecast. The government business recovered somewhat during the fourth quarter of fiscal 2006 and accounted for 29% of product revenue in fiscal year 2006. Product revenue is defined as total revenue less maintenance and support revenue. During the first nine months of fiscal 2007, government business continued to account for approximately 33% of product revenue. We expect future potential revenue variability in this sector for the aforementioned reasons.

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

The market for some of our products is still developing and if the industry adopts standards or a platform different from our platform, then our competitive position would be negatively affected.

The market for digital identity products is still emerging and is also experiencing consolidation. The evolution of the market is in a constant state of flux that may result in the development of different network computing platforms and industry standards that are not compatible with our current products or technologies.

We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems such as the Microsoft’s recent introduction of Windows Vista, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. Additionally, consolidation within this industry has created a more difficult competitive environment for us and may result in the broader adoption of competing platforms and systems.

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

We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will suffer.

We rely on certain key employees, including our Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer and General Manager.  In the past, we have suffered employee attrition in some of these positions.  For example, over the past 18 months, we have changed our Chief Executive Officer and our Chief Financial Officer and we appointed a new Chief Operating Officer.  We have also recently experienced employee turnover in key positions outside of the United States, where we derive a significant portion of our revenue.  As a result, we face challenges in effectively managing our operations while these changes remain ongoing.  If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business effectively may suffer.

Employee turnover could adversely impact our revenues, costs and productivity.

As employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent. New employees must learn the ActivIdentity organization, products and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity or ability to respond quickly to the competitive environment.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in one of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the nine months ended June 30, 2007 and 2006, markets outside of North America accounted for 61% and 60%, respectively, of total revenue.

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

As of June 30, 2007, we had $7.4 million of other intangible assets and $35.9 million of goodwill, accounting for approximately 22% of our total assets. We performed the annual impairment evaluation of goodwill as of December 1, 2006 and determined that no goodwill impairment existed as of that date. If the enterprise value at December 1, 2007 is lower than the enterprise value as of our last impairment evaluation date of December 1, 2006, the annual evaluation could result in an impairment of goodwill and/or other intangible assets charge in the quarter ending December 31, 2007 or at any time the circumstances indicate that an impairment may exist.

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

Not applicable

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 1st day of August 2007.

ActivIdentity Corporation

By:	/s/ MARK LUSTIG
Mark Lustig Chief Financial Officer