Form 10-K
period 2007-09-30
ACTIVIDENTITY CORP
filed 2007-12-14
CIK 1183941

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

OR

[  ] Transition Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

ACTIVIDENTITY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 6623 Dumbarton Circle, Fremont, CA (Address of principal executive offices)	45-0485038 (I.R.S. Employer Identification No.) 94555 (Zip Code)
(510) 574-0100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock, $0.001 par value per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

        Large Accelerated Filer ☐                Accelerated Filer ☒                Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of Registrant's common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 30, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $221 million based upon the closing sales price of the common stock as reported on the Nasdaq Global Market on such date. Shares of the Registrant's common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 30, 2007, the Registrant had outstanding 45,744,523 shares of common stock.

Documents Incorporated by Reference

        The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ACTIVIDENTITY CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

        The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, expected operating results, and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we disclaim any intent to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

        Our products support strong authentication utilizing a range of security devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin ® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations.

        Our ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

Background

        Networks and information systems, including the Internet, allow people, businesses, governments, and other organizations to communicate, conduct commerce, and access and share information. The Internet and networking technologies have boosted productivity and reduced costs dramatically by increasing the ability of organizations to provide users access to applications and information.

        Traditionally, organizations have used user names and static passwords as the only method of authenticating users and granting access to their systems. However, with the increase in the threat of sophisticated hacker tools used to guess passwords, static passwords provide only a weak layer of security when used alone and increase the exposure to enterprise information access by unauthorized users. Passwords, alone, are not only less secure, but they are expensive to maintain. According to the Burton Group, an industry expert, estimates for each password lost or reset by a company's help desk costs between $25 and $50 per transaction.

        As organizations add new enterprise applications and resources, they must create new accounts for each user that requires related access. The growth in the number of passwords that a user must memorize and the number of authentication events that occur during a business day can frustrate users, often resulting in users reusing old passwords, forgetting passwords, writing passwords down, creating simplistic passwords, and sharing passwords to help others gain access.

        Additionally, as businesses move their processes online and extend the enterprise's boundary beyond corporate firewalls, the need to ensure secure and controlled access increases dramatically. Moreover, to realize the full potential of networking technologies, businesses need to ensure that they are dealing with authorized users and not imposters. Organizations need to know, with confidence, that the information on their computers and data transmitted over their networks are secure. While the productivity gains from flexible access are large, the losses from unauthorized access can be potentially devastating and can include loss of customer confidence, high direct and indirect costs, and regulatory exposure.

        Historically, identity verification has been viewed as security technology and has been considered a cost of doing business. More and more organizations use security and identity management technologies as a business enabler and, in some cases, as a strategic competitive advantage. Strong authentication allows businesses to transact confidently with individuals by confirming their identity. For example, by implementing strong user authentication for customers, banks can improve customer service and confidence while reducing the costs of online banking services. Similarly, by implementing strong employee authentication, companies and government agencies can streamline access to applications and dramatically reduce costs with digital signatures and other technologies regardless of the user location. Additionally, new generations of subscription on-line services can protect from losses resulting from password sharing, ensuring that only paid subscribers have access to their services.

        With ActivIdentity identity assurance technologies, enterprises can enable employees and partners to freely exchange information, access applications, and conduct transactions regardless of location while maintaining desirable compliance-level security; government agencies can use the Internet to improve access to services and reduce costs by allowing employees and citizens to access citizen services, information and forms online; and financial organizations can offer customers on-line banking and payment services that provide new levels of convenience with increased security while reducing overall costs.

Our Strategy and Vision

        Our strategy and focus is to provide an open standards based identity assurance platform, including strong authentication, credential management and single sign-on, integrated with industry leading identity management and physical access to partners such as Electronic Data Systems (EDS), Entrust Inc. (Entrust), Hewlett Packard (HP), Honeywell International Inc. (Honeywell), IBM Global Services (IBM), Lenel Systems International Inc. (Lenel), Microsoft Corporation (Microsoft), Novell Inc. (Novell), Northrop Grumman (Northrop), Oracle Corporation (Oracle), Sun Microsystems Inc. (Sun Microsystems), Unisys Corp. (Unisys) and others.

        Together with our partners, we deliver end-to-end smart employee ID and smart citizen ID solutions that help our customers meet voluntary requirements and mandatory legislation such as eSign, Homeland Security Presidential Directive 12 (HSPD 12), Health Insurance Portability and Accountability Act of 1996 (HIPAA), Graham Leach Bliley, Federal Financial Institutions Examination

Council (FFIEC), banking guidelines, the Sarbanes-Oxley (SOX) Act of 2002, BASEL II, and Consumer Information Protection (SB 1386).

Our Solutions

        Our vision is to enable a person to have a secure electronic identity that ensures only authorized access to computer systems anywhere, anytime regardless of differing systems' security requirements and authentication challenges. We add digital identity assurance and digital evidence to network infrastructures, allowing people and organizations to electronically interact and conduct business over a network with the same level of confidence as conducting business face to face.

Industry Solutions:

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

        For government agencies seeking to comply with the U.S. Homeland Security Presidential Directive 12, ActivIdentity also provides a Smart Employee ID solution for Personal Identity Verification (PIV) that allows agencies to issue, use and manage PIV cards in compliance with the Federal Information Processing Standards (FIPS) 201 standard issued by the U.S. National Institute of Standard and Technology (NIST).

        In February 2007, the ActivIdentity ActivID Card Management System was selected for the U.S. General Services Administration (GSA) USA Access program. The USA Access program is a managed service operated by EDS and Northrop Grumman which enables U.S. federal government agencies to credential employees, contractors, and affiliates to meet the requirements of HSPD-12. To date, 67 government agencies with 860,000 employees have signed up for the new service to issue their PIV ID cards by the end of October 2008.

Industry Solution: ActivIdentity Smart Citizen ID

        For governments seeking to deploy intelligent ID smart cards to their citizens for identification and for advanced citizen services, such as healthcare, social security and welfare, ActivIdentity provides the major components enabling a smart card management infrastructure for secure issuance, lifecycle management, and post-issuance update of the citizen ID cards and the applications they hold. The post-issuance update capability allows information and applications on the cards to be securely updated as they are used, preserving the investment, as new cards do not need to be issued as user information changes. This post issuance capability adds value by extending the useful life and capabilities of the smart cards and is a unique capability protected by our intellectual property portfolio. These solutions are designed for implementation by our Global System Integrator partners to cater to the unique needs of many Citizen ID projects.

Industry Solution: ActivIdentity Strong Authentication for Banking and Finance

        For financial institutions seeking to bolster customer adoption of low-cost service channels and ease the management of authentication, ActivIdentity offers a range of leading strong authentication solutions specifically designed for banks, including our Visa and MasterCard certified 4TRESS multi-channel authentication server and OTP tokens. These solutions also help institutions significantly lower the risk of online fraud for their customers, comply with industry and government regulations, and protect the privacy of customer data.

Technology Solutions:

Technology Solution: ActivIdentity Strong Authentication

        For organizations seeking to prevent unauthorized access to information and IT resources, ActivIdentity Strong Authentication solutions enable proof of identity through multi-factor authentication with smart cards, USB tokens, hardware and software OTP tokens, as well as multiple combinations of these. With ActivIdentity solutions, organizations can establish proof of identity before granting trust to the users accessing IT systems and information across their IT infrastructure.

Technology Solution: ActivIdentity Enterprise Single Sign On

        For organizations concerned with managing passwords amidst increasing regulatory pressure, rising security threats, and end-user frustration with passwords, ActivIdentity Enterprise Single Sign On solution provides easy access to network resources, using a single, secure login at a dedicated or shared workstation. This solution reduces the user's burden of remembering passwords and allows organizations the ability to increase security while maintaining regulatory compliance, lowering help desk costs, and improving productivity.

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

Our Product Lines

        ActivClient™—over 3 million copies of ActivIdentity client middleware have been sold for use on federal desktops, making ActivIdentity the most broadly used smart employee ID solution in the U.S. federal government. ActivClient™ is the market-leading security software that allows business and government customers to easily use smart cards and USB tokens for a wide variety of desktop, network security and productivity applications.

        SecureLogin®—our Enterprise Single Sign On product is positioned as a leader in Gartner's Magic Quadrant (a benchmark tool to measure the industry and its competition). This product provides users a single, secure login for accessing corporate resources, eliminating frustration and costs associated with remembering multiple complex passwords.

        4TRESS™—a complete suite of authentication servers enabling two-factor security for remote access, windows login, and web authentication, addressing the requirements of enterprise, banking and other service providers. Whether seeking smart card, token, or biometric authentication for employees, contractors, partners, or customers, organizations can look to ActivIdentity.

        ActivID™—the market-leading suite of device and credential management products from ActivIdentity that allow business and government customers to securely deploy and manage smart cards and USB tokens containing a variety of credentials including Public Key Infrastructure (PKI) certificates, one-time passwords, static passwords, demographic data, and virtually any other application ActivID card management systems offer proven reliability and have issued over 11 million smart cards for U.S. federal employees.

        ActivKey™—a family of USB tokens offering similar functionality to smart cards and One Time Password tokens. ActivKey is now available as a hybrid device including one-time password display.

        ActivIdentity Smart Cards and Readers—a complete range of smart cards and readers including the EMV-compatible (standard developed by Europay International, MasterCard International and Visa International) Solo Reader.

        ActivIdentity Tokens—a full suite of OTP tokens in a variety of form factors.

Sales and Support

        We market and sell our products and technologies through our worldwide direct sales force and through a network of partners including system integrators (SIs), original equipment manufacturers (OEMs), value added distributors (VADs), and value added resellers (VARs). Our direct sales force addresses named accounts within the top 2,000 companies worldwide (G2000) and government agencies, while our channel sales and business development teams support sales initiatives with our OEM, SI, VAD and VAR partners.

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

        Our channel partners typically integrate and resell products from a variety of suppliers and add value with consulting, implementation and support services to address end user requirements. We currently have over 250 partners in over 40 countries worldwide. These partners include VADs, VARs and some of the largest SIs in the world such as: Alternative Technology Resources, Inc., Articon-Integralis AG, COMPUTERLINKS, Econis AG, EDS, InTechnology plc (formally Allasso), IBM, Logica CMG, Lockheed Martin, MAXIMUS, Inc. (Maximus), Nanoteq Limited, Northrop Grumman Systems Corporation (Northrup Grumman), Omnetica Limited, Protect Data AB, SmartCard Ltd., Unisys, and VeriSign, Inc.

        We have OEM and reseller relationships with Hewlett-Packard Co. which provides ActivIdentity software in its Protect Tools bundle for notebook and desktop computers, plus a new solution launched in 2007 which secures access to multi-function printers (MFPs) using a Department of Defense (DoD) compliant smart card; with IdentiPHI LLC, which is a security solutions provider to Dell Computer, Inc.; Novell which offers Novell Secure Login Single Sign-On (SSO) based on ActivIdentity SSO technology and with Sun Microsystems which resells the ActivIdentity product line along with its identity management solutions.

        ActivIdentity provides technical support from offices located in the U.S., France and Australia. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level and second level support to end-users. We offer certification training programs and have established "ActivIdentity Authorized" reseller programs. In addition, we provide telephone and online support services to answer inquiries related to implementation, integration, and operation of our products and technologies. Our standard practice is to provide a one-year warranty on hardware and ninety days on software products.

Customer Concentration

        Sales of the Company's products are concentrated among specific customers. In fiscal year 2007, EDS and Novell each accounted for more than 10% of our total revenue. No other individual customer contributed to more than 10% of our total revenue.

Marketing

        We have organized our marketing efforts into three functional groups to support our business strategies as follows:

Product and Solutions Marketing

        The product and solutions marketing team is responsible for developing all sales and market messaging, positioning, collateral and selling tools to enable our sales force and channel partners to capitalize on market opportunities and effectively position and sell our products.

Channel and Partner Marketing

        Our channel and partner marketing organization defines and implements integrated marketing programs to increase brand and product awareness, plus capture mindshare and enthusiasm for ActivIdentity solutions with channel and partner sales forces.

Corporate Marketing Services

        Corporate marketing efforts include Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, and seminars. Our marketing programs target G2000 and government decision makers, information technology managers, and service providers using a high value approach addressing business problem solving and return on investment.

Strategic Partners

        Our business development efforts are focused on establishing and developing collaborative relationships with strategic industry partners. We have developed and maintained significant relationships with a variety of identity management, physical security, and technology partners. We continue to make these partnerships stronger, pursue and develop new relationships. The goals of our business development team are to ensure that ActivIdentity has the key partnerships and leverage to reach our target markets and maintain interoperability with key technologies required to meet evolving market requirements. Strategic relationships assist us in expanding our sales, marketing and technical capabilities and increase the distribution and market awareness of our solutions.

        Our strategic partners include:

  •
  EDS—integrates and supports our solutions primarily for government projects. EDS has now extended our joint successes globally by securing a major government project in EMEA in addition to long-standing U.S. federal government deployments, the most recent being the General Services Administration (GSA) Managed Service Offering (MSO). The GSA MSO provides software to provision and manage smart card deployments for a number of U. S. federal government agencies.

  •
  IBM—implements our software and hardware products in government, enterprise, healthcare and financial markets. Our smart employee ID solution is featured in the IBM Institute for Electronic Government in Washington DC to demonstrate the combined value of integrated identity management, smart card management, strong authentication, single sign-on, and physical security. In addition, IBM is a major player in computing systems for banking and is investigating offering 4Tress Server and two-factor authorization to its clients.

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

  •
  Novell—is our largest OEM partner. Novell offers Novell SecureLogin single sign-on to its customers worldwide. ActivIdentity offers a full range of identity assurance solutions for Novell which are integrated with products including Novell Identity Management.

  •
  Sun Microsystems—a long time ActivIdentity partner since our joint success with the DoD Common Access Card (CAC). Sun Microsystems has chosen ActivIdentity systems to deploy their JavaBadge smart employee ID cards internally. In addition, Sun offers ActivIdentity software to complement its Identity Management system worldwide.

  •
  Hewlett Packard—An ActivIdentity customer since 2000, has developed strong authentication technologies to its employees and business partners worldwide to secure access to their network resources. Building on the successful internal deployment, Hewlett Packard is now an OEM of ActivIdentity software and hardware to offer smartcard protection for their multifunction printers, notebooks and desktop personal computers.

        Our technology partners include leading companies in each of the areas related to smart employee ID solutions and trusted digital identity. We have relationships with PKI vendors such as Verizon, Entrust, Inc., Exostar, Microsoft and VeriSign, Inc.; smart card vendors such as Gemalto, Giesecke & Devrient GmbH, Oberthur Card Systems Corporation; physical access control system providers such as Honeywell, Software House and Tyco International Ltd. These relationships enable us to offer open solutions that integrate with products from industry-leading vendors and also generate new sales opportunities.

Research and Development

        We have research and development teams in Canberra, Australia, Fremont, California, and Suresnes, France that are responsible for the design, development, and release of our products. The research and development function is organized into product management, development, quality assurance, and documentation disciplines. We also purchase or license third-party technology to shorten our time to market. The focus of our research and development efforts is to bring enhanced versions of existing products and services, as well as new products, to market in order to address customer demand while ensuring compliance with government and industry standardization initiatives across our integrated product line. Our research and development expenses were $19.9 million, $19.6 million and $17.5 million respectively in fiscal 2007, 2006 and 2005.

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

        We have a large and growing patent portfolio with over 100 patents issued and in excess of 100 pending patent applications in the U.S. and abroad. In July 2006, we acquired certain patents and related intellectual property in the area of digital identity management from a third party for approximately $4.0 million to enhance our patent position. In June 2005 we out-licensed on an exclusive basis, with retained rights for internal use, certain of our biometric patents and pending patent applications for $4.1 million. We continue to file patent applications both in the United States and abroad to protect key technologies and innovations provided by our research and development efforts. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged.

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

        We intend to leverage our financial strength by investing in the development of comprehensive, flexible, and cost-effective security solutions that adhere to industry standards and provide advanced features and functions for specific markets. In addition, we will continue to leverage our leadership position in the U.S. federal government market to expand our business to address the needs of, develop our channel partners, and implement new promotional campaigns to increase the awareness and adoption of our solutions.

        Our principal competitors include:

  •
  Citrix, Inc., Imprivata, Inc., Evidian, Inc. and Passlogix, Inc. for our enterprise single sign-on solution;

  •
  Bell ID and Intercede Group plc for our card management system;

  •
  Vasco Data Security International, Inc. in our financial services strong authentication solution; and

  •
  RSA Security, the security division of EMC Corp., and Secure Computing Corp., for our enterprise strong authentication solution.

Backlog

        Our backlog for products at any point in time is not significant because products are shipped upon receipt of order. We do not believe that our backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled prior to shipment with little or no penalty.

Seasonality

        The sales cycle for our products is typically long and subject to a number of significant factors over which we have little control such as customers' internal budgeting process and approval of large purchases. For example, our revenue stream might be dependable on the U.S. and other governmental agencies' fiscal year budget cycle and spending patterns.

Geographic Information

        The information regarding net revenue, capital expenditures, depreciation and amortization of fixed assets, goodwill, long-lived assets and total assets set forth in Note 16—"Segment Information" to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

        At September 30, 2007, we had 322 employees, of whom 137 were engaged in research and development, 88 were engaged in sales and marketing, 43 were engaged in professional services and customer support, 46 were engaged in general and administrative and 8 in operations. We consider our relationships with our employees to be satisfactory. None of our employees is party to a collective bargaining agreement.

Executive Officers

        The following table sets forth information regarding our executive officers as of November 1, 2007:

Name	Age	Position
Thomas Jahn	51	Chief Executive Officer and Chief Operating Officer
Yves Audebert	51	President
Mark Lustig	43	Chief Financial Officer

        Thomas Jahn has served as our Chief Operating Officer since February 2006 and was appointed Chief Executive Officer as of November 1, 2007. Mr. Jahn joined ActivIdentity in September 2005 as our Chief Restructuring and Integration Officer. Prior to joining ActivIdentity, Mr. Jahn served as Vice President Europe for Sanmina-SCI Corporation from 2002 to 2004. Mr. Jahn was the President of Tyco Power Systems and Vice President, Mergers and Acquisitions for Tyco Electronics, from 1999 to 2002. Mr. Jahn was the divisional CFO of a world-wide operating division of Raychem Corporation and the Chief Information Officer of Raychem from 1986 to 1999. Before Raychem, Mr. Jahn worked for Philip Morris and IBM in Europe. Mr. Jahn holds a Master of Science in Mathematics from the

University of Dortmund, Germany and has attended Stanford Executive Program (SEP) offered by Stanford Graduate School of Business.

        Yves Audebert co-founded the Company in 1985 and is currently our President. Prior to his appointment as President of ActivIdentity in March 2002, Mr. Audebert served as Chief Technology Officer since 1985. From ActivIdentity's inception in 1985, Mr. Audebert has served at times as Chairman, Vice Chairman, Director, President, and Chief Executive Officer and he served as a director until August 2005. From 1980 to 1985, Mr. Audebert was responsible for developing shipboard fiber optic systems at Thomson-CSF, a French defense company. Mr. Audebert holds an engineering diploma from the École Polytechnique de Paris and an advanced diploma from the École Supérieure des Télécommunications in France.

        Mark Lustig has served as our Chief Financial Officer since February 2006. Prior to joining ActivIdentity, Mr. Lustig was employed with Sanmina-SCI Corporation from 1998 to 2005, most recently as Senior Vice President, Finance and Corporate Controller. Prior to 1998, Mr. Lustig was employed by Adaptec, Inc. in a number of capacities, including Accounting Manager. Prior to Adaptec, Mr. Lustig was employed by Micrographic Technology Corporation, Deloitte & Touche, and Arthur Young & Company in various accounting and auditing positions. Mr. Lustig holds a Bachelor of Science degree in Commerce and Accounting from Santa Clara University and is a Certified Public Accountant (CPA).

Available Information

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, are available free of charge through our website at www.actividentity.com as soon as reasonably practicable after we electronically file or furnish the reports with or to the Securities and Exchange Commission.

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

        We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2007, 2006 and 2005, we incurred losses of approximately $9.3 million, $22.5 million and $47.9 million, respectively. As of September 30, 2007, our accumulated deficit was $246.5 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

        We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate.

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

        Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers. In 2007 and 2006, two customers (EDS and Novell) each accounted for more than 10% of our total revenue. In 2005, only Peta Holdings LLC accounted for more than 10% of our total revenue. Additionally, a substantial portion of our total revenue is generated from the governmental sector. In fiscal 2007, 2006 and 2005, government business accounted for approximately 29%, 29% and 26% respectively of total product revenue. We expect future potential revenue variability in this sector for the aforementioned reasons.

        If we lose any of the above or other significant customers or if any of our significant channel partners do not renew their contracts upon expiration, or if there are further delays in orders from governmental agencies, it could adversely affect our business and operating results. We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue.

        Our quarterly gross and net margins are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

        Our quarterly revenue, expense levels and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below the guidance we have provided and not meet investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

  •
  The size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year and may be subject to seasonality relating to the U.S. government's fiscal year and related spending patterns;

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

  •
  The relative mix of our license and services revenue; and

  •
  The application of new accounting regulations could negatively impact results.

        We have a long and often complicated sales cycle, which can result in significant revenue fluctuations between periods.

        The sales cycle for our products is typically long and subject to a number of significant risks over which we have little control. The typical sales cycle is six to nine months for an enterprise customer and over twelve months for a network service provider or government. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our operating results to vary significantly between periods. If revenue falls significantly below anticipated levels, our business would be negatively impacted.

        Purchasing decisions for our products and systems may be subject to delay due to many factors that are outside of our control, such as:

  •
  Political and economic uncertainties;

  •
  Time required for a prospective customer to recognize the need for our products;

  •
  Time and complexity for us to assess and determine a prospective customer's IT environment;

  •
  Customer's requirements for customized features and functionalities;

  •
  Turnover of key personnel at existing and prospective customers;

  •
  Customer's internal budgeting process; and

  •
  Customer's internal procedures for the approval of large purchases.

        Furthermore, the implementation process is subject to delays resulting from concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenues would also occur over this period, thereby negatively impacting the results of our operations in the near term, resulting in unanticipated fluctuations between periods.

        We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted.

        We rely on certain key employees, including our Chief Executive Officer, President and Chief Financial Officer. In recent years, there have been several turnovers in these positions and most recently, Thomas Jahn became our Chief Executive Officer on November 1, 2007, following the resignation of Jason Hart. As a result, we face challenges in effectively managing our operations during these transitions. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business effectively may be impacted.

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

        We believe that smart cards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems such as the Microsoft's recent introduction of Windows Vista, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. Additionally, consolidation within this industry has created a more difficult competitive environment for us and may result in the broader adoption of competing platforms and systems.

        In addition, the digital identity market has evolving industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. Uncertainty surrounding the Homeland Security Presidential Directive #12 may affect sales of our products to government agencies. If our products do not comply with the requirements of Homeland Security Presidential Directive #12, we may not be able to sell to agencies that must comply with this Directive.

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

        Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the fiscal years ended September 30, 2007, 2006 and 2005, markets outside of North America accounted for 59%, 57% and 47% respectively, of total revenue.

        We face a number of additional risks inherent in doing business in international markets, including among others:

  •
  Unexpected changes in regulatory requirements;

  •
  Potentially adverse tax consequences;

  •
  Export controls relating to encryption technology;

  •
  Tariffs and other trade barriers;

  •
  Difficulties in staffing and managing international operations;

  •
  Laws that restrict our ability, and make it costly, to reduce our workforce;

  •
  Changing economic or political conditions;

  •
  Exposures to different legal standards;

  •
  Burden of complying with a variety of laws and legal systems;

  •
  Fluctuations in currency exchange rates; and

  •
  Fluctuations in business activity.

        While we present our financial statements in U.S. Dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British Pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. Dollar and foreign currencies may adversely affect our future operating results. The fluctuation of foreign currencies amounted to a gain of $3.4 million in fiscal 2007, a gain of $151,000 in fiscal 2006 and a loss of $400,000 in fiscal 2005.

        It is difficult to integrate acquired companies, products and technologies into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

        We have made various strategic acquisitions of companies, products or technologies, including our acquisition of Protocom in August 2005 and the remaining equity interest in Aspace in December 2004, and we may make additional acquisitions in the future as a component of our business strategy. These acquisitions may involve numerous risks, including:

  •
  Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

  •
  Diversion of management's attention from normal daily operations of the business;

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

  •
  Increases in our amortization expense;

  •
  Incurring large and immediate write-off, and restructurings; and

  •
  Disputes regarding representations and warranties, indemnities and other provisions in acquisition agreements.

        In the past, we recorded charges to earnings associated with the impairment of other intangible assets, write-downs of goodwill and property and equipment, and losses from discontinued operations from our previous acquisitions. In fiscal year 2005, due to a change in our revenue forecast related to our acquisition of Aspace, we recorded a charge of $9.4 million related to the impairment of goodwill and a charge of $6.1 million related to the impairment of intangible assets. Additionally, acquisitions can also lead to expensive and time-consuming litigation, including disputes relating to the achievement of earn-out targets, and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management's attention from day-to-day operations, and increase our operating expenses.

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

        As of September 30, 2007, we had $6.7 million of other intangible assets and $35.9 million of goodwill, accounting for approximately 23% of our total assets. We performed the annual impairment evaluation of goodwill as of December 1, 2006 and determined that no goodwill impairment existed as of that date. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation, the evaluation could result in an impairment of goodwill and/or other intangible assets charge if the circumstances indicate that impairment may exist.

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

        We may have exposure to additional tax liabilities as a result of inter-company transfer pricing policies

        As a multinational organization, we conduct business and are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and related tax liabilities. In the ordinary course of a global business, inter-company transactions and calculations result in a variety of uncertain tax positions. We are in the process of undertaking a worldwide transfer pricing study to validate our inter-company pricing policies and evaluate our tax positions in anticipation of adopting Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Income Tax Uncertainties. Our inter-company pricing policies are subject to audits in the various foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or potential tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. During the fourth quarter of fiscal 2007, we recorded an additional $384,000 of tax liabilities with respect to our inter-company transfer pricing study.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our properties consist primarily of leased office facilities for sales, marketing, research and development, support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the lease expiration dates (when applicable) and approximate square footage of the facilities that we lease globally as of September 30, 2007.

Location	Area Leased	Lease Expiration
Fremont, California(1)	41,000	February 2011
Suresnes, France	31,000	June 2009
Ottawa, Canada(2)	15,000	June 2008
Canberra, Australia	9,300	July 2009
Centreville, Virginia	5,000	June 2010
Sacramento, California	2,500	March 2008
Montpellier, France	2,200	February 2009

    (1)
    Includes 12,281 square feet of office space vacated as part of our 2002 restructuring plan which has been subleased since July 2005.

    (2)
    The facility was vacated in September 2004 as part of our 2004 restructuring plan and has been subleased since November 2005.

        We also lease various other smaller properties primarily for our sales and marketing personnel under leases, which are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 15 to the Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we have been named as a defendant in legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ActivIdentity Corporation's common stock trades on the Nasdaq Global Market under the symbol "ACTI".

        The table below sets forth for the periods indicated the high and low closing sale prices of our common stock on the Nasdaq Global Market.

	High	Low
Fiscal 2007:
Quarter ended September 30, 2007	$5.16	$4.21
Quarter ended June 30, 2007	5.15	4.22
Quarter ended March 31, 2007	5.50	4.57
Quarter ended December 31, 2006	5.56	4.38
Fiscal 2006:
Quarter ended September 30, 2006	$5.19	$4.39
Quarter ended June 30, 2006	4.61	3.77
Quarter ended March 31, 2006	4.45	3.33
Quarter ended December 31, 2005	4.21	3.26

        The number of record holders of the shares of our common stock was 151 as of November 30, 2007, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that we have approximately 6,550 beneficial owners of our common stock.

        We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition, and other factors our Board of Directors may deem relevant.

        Information regarding equity compensation plans set forth in Note 2—"Stock-Based Compensation" to the Consolidated Financial Statements, is hereby incorporated by reference into this part II, item 5.

Stock Performance Graph

        From March 16, 2000 until our change in domicile on February 6, 2003, our predecessor, ActivCard S.A., maintained a listing on the NASDAQ National Market for its American depositary shares (ADSs). On February 7, 2003, ActivCard S.A. terminated the ADS listing and we listed our common stock on the NASDAQ National Market (now called the NASDAQ Global Market). The following graph compares the cumulative total stockholder return on the ActivCard ADSs from September 30, 2002 through February 6, 2003, and on our common stock from that time through September 30, 2007, with the cumulative total return of (i) the NASDAQ Global Market System Composite Index (NASDAQ Composite Index) and (ii) the NASDAQ Computer Index (NASDAQ Computer Index) over the same periods. The NASDAQ Computer Index is a broad industry index that contains companies we consider to be our principal competitors, as well as other NASDAQ-listed companies in the following industries: computer services, Internet, software, computer hardware, electronic office equipment and semiconductors. This graph assumes an initial investment of $100 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and may not be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ActivIdentity Corporation, The NASDAQ Composite Index
And The NASDAQ Computer Index

*  $100 invested on 9/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

	9/30/02	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07
ActivIdentity	$100.00	$141.84	$106.60	$75.17	$81.60	$89.58
NASDAQ Composite	$100.00	$150.59	$162.89	$185.48	$196.37	$236.60
NASDAQ Computer	$100.00	$154.37	$152.27	$175.85	$186.71	$230.22

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data for each of the last five years has been derived from our audited consolidated financial statements.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	Year Ended September 30,			Nine months Ended September 30, 2004
					Year Ended December 31, 2003
	2007	2006	2005
Revenue	$59,553	$53,375	$42,156	$26,910	$38,262
Cost of revenue	20,555	19,820	19,166	11,435	20,604

Gross profit	38,998	33,555	22,990	15,475	17,658

Operating expenses:
Sales and marketing	25,282	26,889	28,725	18,462	20,763
Research and development	19,935	19,560	17,534	14,605	18,600
General and administration	12,124	12,647	11,402	6,980	6,091
Restructuring expense	—	805	2,482	3,529	1,497
Amortization of acquired intangible assets	186	719	1,117	43	540
Impairment of acquired intangible assets	—	—	2,352	45	758
Write-down of goodwill	—	—	9,426	—	—
In-process research and development	—	—	1,319	383	306
Re-incorporation expenses	—	—	—	—	1,067

Total operating expenses	57,527	60,620	74,357	44,047	49,622

Loss from operations	(18,529)	(27,065)	(51,367)	(28,572)	(31,964)

Other income (expense):
Interest income, net	6,208	4,694	4,107	3,085	4,263
Other income (expense), net	3,440	173	(456)	150	(120)
Equity in net loss of Aspace Solutions Limited	—	—	—	(2,431)	(2,394)

Total other income, net	9,648	4,867	3,651	804	1,749

Loss before income tax, minority interest and other investors' interest in Aspace Solutions Limited	(8,881)	(22,198)	(47,716)	(27,768)	(30,215)
Income tax provision	(429)	(378)	(255)	(44)	(238)
Minority interest	12	104	45	113	744
Other investors' interest in Aspace Solutions Limited	—	—	—	292	—

Loss from continuing operations	(9,298)	(22,472)	(47,926)	(27,407)	(29,709)
Loss from discontinued operations	—	—	—	—	(70)

Net loss	$(9,298)	$(22,472)	$(47,926)	$(27,407)	$(29,779)

Basic and diluted loss per common share:
Continuing operations	$(0.20)	$(0.50)	$(1.11)	$(0.65)	$(0.72)
Discontinued operations	—	—	—	—	—

Net loss	$(0.20)	$(0.50)	$(1.11)	$(0.65)	$(0.72)

Shares used to compute basic and diluted net loss per share	45,694	45,307	43,361	42,251	41,120

	As of September 30,
					As of December 31, 2003
	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$121,723	$128,047	$153,554	$214,063	$230,023
Working capital	116,888	124,155	145,220	201,064	223,281
Goodwill	35,874	35,874	36,162	19,462	15,322
Total assets	188,452	200,988	215,347	251,086	267,101
Minority interest	354	373	1,240	1,394	1,513
Total stockholders' equity	159,443	168,953	187,419	218,531	245,579

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See "Forward Looking Statements" at the beginning of this Annual Report on Form 10-K.

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

        Our products support strong authentication utilizing a range of security devices such as Smart Employee ID, Enterprise Single Sign On, Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations.

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

        ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a societe anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity held approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal years 2005, 2006 and 2007, we purchased additional ActivCard S.A securities and currently hold approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADS of ActivCard S.A. not exchanged or sold to us have been recorded as a minority interest on the consolidated balance sheets. In March 2005, ActivCard S. A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

Significant Events

        Our financial results were affected by certain significant events that mainly occurred in our fiscal years 2005 and 2004. Therefore, the following should be considered in comparing the periods presented.

Restructurings

        We restructured and re-aligned portions of our business in December 2005, July 2005, April 2005, March 2004, March 2003, and February 2002. These restructuring and re-alignment initiatives have resulted in significant charges associated with workforce reduction and other related expenses. We will be required to pay $2.2 million for the vacated Fremont, California and Ottawa, Canada facilities over the remaining lease terms of the facilities ending February 2011.

Business Combinations

Aspace Solutions Limited

        Our consolidated financial statements include 100% of the losses of Aspace for the period commencing in July 2003, when we first invested in Aspace, through May 27, 2004 as equity in net loss of Aspace. In accordance with FIN 46R, Consolidation of Variable Interest Entities, we have consolidated the results of operations of Aspace in our consolidated financial statements from May 27, 2004 to December 2004.

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

Protocom Development Systems Pty. Ltd.

        On August 5, 2005, we acquired Protocom Development Systems Pty. Ltd. (Protocom) for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, we agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006.

        In July 2007, the Company and the former Protocom stockholders executed a release agreement, pursuant to which we agreed to pay $898,000 to the former Protocom stockholders in order to settle a dispute over the earn-out provisions in the acquisition agreement.

Results of Operations

        The following results of operations include the results of operations of Protocom from August 5, 2005.

Executive Summary

  •
  Our revenues for the fiscal year ended September 30, 2007 were $59.6 million, an increase of $6.2 million, or 12% compared to revenue of $53.4 million for the fiscal year ended September 30, 2006.

  •
  Our gross profit for the year ended September 30, 2007 was $39.0 million, an increase of $5.4 million, or 16% compared to gross profit of $33.6 million for the year ended September 30, 2006. Additionally, gross margin improved by approximately 3 percentage points in fiscal 2007 compared to 2006.

  •
  Our net loss for the year ended September 30, 2007 was $9.3 million, a decrease of $13.2 million, or 59% compared to net loss of $22.5 million for the year ended September 30, 2006.

Our Expectation for the Future

        In fiscal 2008 we plan to drive our top line revenue by focusing on our market strength and experience in providing employer to employee smart ID solutions and government to citizen ID solutions, while building our business together with our key partners. We will also continue to target the banking to consumer authentication market where we have a considerable presence in Europe. In addition, we plan to continue improving our operational efficiencies and to implement previously announced cost cutting measures. We expect our business to be subject to seasonal variations due to the nature of our sales cycle and our customers' internal budgeting process and spending patterns.

Comparison of Fiscal Years ended September 30, 2007, 2006 and 2005

Revenue

        Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Twelve Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2006	2005
Software	$23,308	$25,324	-8%	$25,324	$16,742	51%
Hardware	16,894	14,294	18%	14,294	12,426	15%
License	—	—	0%	—	4,100	-100%
Maintenance and support	19,351	13,757	41%	13,757	8,888	55%

Total revenue	$59,553	$53,375	12%	$53,375	$42,156	27%

        Our software revenue is comprised of software license and professional service revenue, which includes customization, installation and integration services. The decrease in software revenue of 8% in fiscal 2007 compared to fiscal 2006 is mainly attributable to a strong fourth quarter of fiscal 2006 in the government business that did not recur in fiscal 2007. Among the factors attributed to the lower government based software are lower U.S. governmental spending in fiscal 2007 and delays in the timing of large deals.

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

        Hardware revenue is comprised of tokens, readers, and smartcards. The increase of 18% in fiscal 2007 compared to fiscal 2006 was driven primarily by an increase of $1.9 million in SmartCards sales as a result of continued acceptance of our Card Management System software particularly by European governmental agencies. Additionally, we have seen an increase of approximately $0.7 million in hardware sales as a result of stronger token business in Europe primarily to the financial sector.

        The increase of 15% in fiscal 2006 compared to fiscal 2005 was driven by $3.2 million higher token sales to the financial sector, primarily in Europe. The increases in token revenues were offset by a decline in smartcards of $645,000 and hardware security module (HSM) and biometric products of $700,000.

        License revenue of $4.1 million in fiscal 2005 represents a one-time fee we received for licensing certain patents.

        Maintenance and support revenue consists of post-contract customer support and training. Maintenance and support revenue increased 41% in fiscal 2007 compared to fiscal 2006 mainly due to increased maintenance revenue resulting from strong software sales in the fourth quarter of fiscal 2006 to the government sector.

        Maintenance and support revenue increased 55% in fiscal 2006 compared to fiscal 2005 mainly due to $3.5 million increase in Protocom maintenance sales due to inclusion of its full year of maintenance revenue, as opposed to two months in prior year and our growing installed base of customers.

        Revenue by geography, as a percentage of total revenue, is as follows:

	Twelve Months Ended September 30,
	2007	2006	2005
North America	41%	43%	53%
Europe	54%	50%	43%
Asia Pacific	5%	7%	4%

Total Revenue	100%	100%	100%

        During fiscal year 2007, the United States, United Kingdom and France accounted for 36%, 19% and 14% of our net revenues, respectively. In 2006, only the United States and the United Kingdom accounted for more than 10% of our net revenues at 43% and 12%, respectively. In 2005, only the United States accounted for more than 10% of net revenues at 53%.

        North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient, the ActivIdentity Card Management System and Single Sign On at various departments of the U.S federal government and our enterprise customers. During fiscal year 2007, as a percentage of total net revenue, North America declined to 41% from 43% in fiscal 2006. This is mainly due to the strong fourth quarter of fiscal year 2006 in the U.S. government business that did not recur in fiscal 2007.

        Comparing fiscal year 2006 to 2005, the decline in North American revenue relative to revenue generated outside of North America during fiscal 2006 is mainly attributable to an increase in European sales and the absence of one-time license revenue recognized in North America during fiscal year 2005.

        As a percentage of total net revenue, Europe saw an increase to 54% from 50% in fiscal year 2006 as a result of increased demands from European government agencies for our Smart Employee identification solutions. Additionally, European maintenance revenue was higher during fiscal year 2007 compared to the prior year as a result of the continued growth in our installed base of customers.

        The increase in European revenue during fiscal 2006 compared to 2005 was mainly due to three factors. The first was a strong growth in the financial sector resulting from sales of tokens. One major customer in this space showed an increase in year over year product shipments of $1.5 million. The second factor was an agreement to supply a European government department with our employee identification solution which contributed revenue of $2.3 million during fiscal 2006. The third factor was inclusion of $2.6 million revenue generated by Protocom's single sign-on products for the full fiscal year of 2006 as opposed to two months during fiscal year 2005.

        Revenues generated from the Asia Pacific region comprised less than 10% of total revenue for fiscal years 2007, 2006 and 2005.

        Hardware and software revenue (product revenue) by customer category as a percentage of total hardware revenue and software revenue is as follows:

	Twelve Months Ended September 30,
	2007	2006	2005
Enterprise	54%	49%	56%
Government	29%	29%	26%
Financial	17%	22%	18%

	100%	100%	100%

        Comparing 2007 to 2006, the increase in percentage of revenue from the enterprise sector is mainly due to the strengths seen in the Card Management business. The financial sector experienced a year over year decrease in percentage of total revenue as a result of a slowdown in the Client and Authentication business. The governmental sector includes sales to U.S. federal government as well as other domestic and foreign governmental agencies and was relatively flat year over year in terms of percentage to total product revenues. Although software sales to governmental agencies were lower during fiscal year 2007 compared to fiscal year 2006, sales of hardware to government sector did experience strength during fiscal year 2007. As a result, total product revenue generated from the government sector increased by approximately $322,000 in fiscal 2007 from fiscal 2006. As a percentage of total product revenue, government sector revenue remained relatively flat year over year at 29%.

        Comparing 2006 to 2005, the increase in percentage of revenue from the financial sector was mainly due to strong demand for tokens from European banks during the entire 2006 fiscal year. The relative decrease in enterprise sales was mainly due to stronger governmental sector sales during the fourth quarter of fiscal 2006.

Cost of Revenues

        Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Twelve Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2006	2005
Software	$3,866	$4,642	-17%	$4,642	$4,413	5%
As a percentage of software revenue	17%	18%		18%	26%
Hardware	9,036	8,541	6%	8,541	6,987	22%
As a percentage of hardware revenue	53%	60%		60%	56%
License	—	—	—	—	23	-100%
As a percentage of license revenue	—	—		—	1%
Maintenance and support	4,704	3,865	22%	3,865	2,395	61%
As a percentage of maintenance and support revenue	24%	28%		28%	27%
Amortization of acquired developed technology and patents	2,949	2,772	6%	2,772	1,661	67%
Impairment of acquired developed technology	—	—	—	—	3,687	-100%

Total cost of revenue	$20,555	$19,820	4%	$19,820	$19,166	3%

Cost of Software Revenue

        Cost of software revenue includes the cost of professional services associated with the customization, installation and integration services. The decrease in absolute dollars of software cost of revenue in fiscal 2007 compared to 2006 was due to a decline in the level of professional services performed on software sales. As a result, there was a lower allocation of costs associated with our professional service employees.

        Cost of software revenue as a percentage of related software revenue decreased to 18% in fiscal year 2006 from 26% in fiscal 2005 mainly due to the inclusion of Protocom software sales, primarily SSO, which had a lower professional services component and higher margins than the existing ActivIdentity software products.

Cost of Hardware Revenue

        Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, warranty costs and charges related to excess and obsolete inventory. Similarly, hardware product margins are influenced by numerous factors including hardware product mix, pricing, geographic mix and foreign currency exchange rates. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually to our hardware margins. The majority of our smartcard and reader revenue reflects products manufactured for us by original equipment manufacturers that accordingly have lower margins compared to tokens, which are manufactured for us by contract manufacturers and yield higher gross margins.

        In absolute dollars terms, cost of hardware revenue increased by approximately $0.5 million in 2007 from 2006 as a result of additional inventory cost associated with higher hardware revenue. Margins improved in 2007 mainly as a result of higher volume of high margin tokens shipped during fiscal year 2007.

        When comparing 2006 to 2005, the increase in cost of hardware revenue is mainly due to higher hardware shipments in 2006. Cost of hardware revenue as a percentage of related hardware revenue increased to 60% in 2006 from 56% in 2005 primarily due to downward competitive pricing pressures and larger discounts on high volume sales of our tokens.

Cost of License Revenue

        Cost of license revenue consists of costs related to the assignment of certain of our biometric patents and patent applications for the licensing transaction that we completed during fiscal 2005.

Cost of Maintenance and Support Revenue

        Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site support. Cost of maintenance and support revenue as a percentage of related maintenance and support revenue decreased to 24% in fiscal 2007 from 28% in fiscal 2006 primarily due to increased maintenance revenue seen in fiscal 2007 resulting from strong software sales in the fourth quarter of fiscal 2006. This increase in maintenance revenue resulted in improved gross margin as the majority of our costs associated with the maintenance and support are payroll related expenses and are typically fixed costs. On an absolute dollar basis, cost of maintenance and support revenue increased by approximately $840,000 year over year. This was due to an increase in customer support to a broader base of customers which contributed to a greater allocation of the payroll related expenses associated with our customer support employees.

        Cost of maintenance and support revenue as a percentage of related maintenance and support revenue increased to 28% in fiscal 2006 from 27% in fiscal 2005 primarily due to higher headcount required for the support of the Protocom single-sign-on products, as well as the support required for a growing installed base of customers.

Amortization of Acquired Developed Technology and Patents

        Amortization of acquired developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from a third party. On a year over year comparison, there was an increase of $177,000 from fiscal 2006. The increase results from amortization related to a patent that we acquired in the fourth quarter of fiscal 2006.

        The amortization increased to $2.8 million during fiscal 2006 from $1.7 million in fiscal 2005 mainly due to the full year of amortization of acquired technology associated with the Protocom acquisition as opposed to two months of amortization of acquired technology during fiscal 2005. This increase was offset by lower amortization of acquired developed technology associated with the Aspace acquisition as a result of the impairment charges during 2005. We expect to amortize approximately $2.4 million related to acquired technology in fiscal 2008.

Impairment of Acquired Developed Technology

        Impairment of acquired developed technology includes impairment charges, as and when recorded. Subsequent to the acquisition of Aspace in December 2004, as a result of a reassessment and subsequent reduction in the Aspace revenue forecast, we recorded an impairment charge of $3.7 million during the second quarter of fiscal 2005.

Operating Expenses

        A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing for recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and other payroll expenses such as stock-based compensation, commissions, travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

        Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2007		2006		2005
Sales and marketing	$25,282		$26,889		$28,725
Percentage change from comparable prior period	-6.0%		-6.4%
As a percentage of net revenue	42.5%		50.4%		68.1%
Headcount, end of period	110	(1)	107	(1)	119	(1)

(1)
Excludes 21, 21 and 20 customer support employees at September 30, 2007, 2006, and 2005, respectively. The costs related to these employees are allocated to cost of revenues.

        Sales and marketing expenses decreased by $1.6 million or 6.0% in fiscal 2007 compared to 2006 primarily due to the following: $0.9 million lower facilities / IT allocation due to the change in regional headcount mix, $0.4 million of lower spending associated with headcount related and discretionary expenses such as travel, communication and office expenses and $0.3 million of higher absorption of customer and professional support to cost of sales due to larger customer and professional support installed base.

        Sales and marketing expenses decreased by 6.4% in fiscal 2006 compared to 2005 primarily due to the following: $1.1 million lower net customer support expenses as a result of higher absorption of customer support to cost of sales for larger customer support installed base, $599,000 lower travel, entertainment expenses and social events expense, $646,000 lower marketing programs spending and $131,000 lower salaries and other payroll expenses. These reductions were partially offset by $490,000 higher additional stock-based compensation expense as a result of our adoption of SFAS Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)) and $254,000 higher sales commissions expense as a result of higher sales, primarily during the fourth quarter of fiscal 2006.

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

        Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2007	2006	2005
Research and development	$19,935	$19,560	$17,534
Percentage change from comparable prior period	1.9%	11.6%
As a percentage of net revenue	33.5%	36.6%	41.6%
Headcount, end of period	137	134	124

        In fiscal 2007, research and development expense slightly increased by $375,000 or 1.9% from fiscal 2006 primarily as a result of costs relating to increased staffing levels, particularly in the United States, of approximately $0.8 million. The higher concentration of employees in the United States also contributed to a higher facilities allocation of approximately $0.3 million. These increases were partly offset by approximately $0.7 million of lower year over year discretionary spending primarily on items such as travel, office expenses and outside services.

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

        General and administrative expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2007	2006	2005
General and administration	$12,124	$12,647	$11,402
Percentage change from comparable prior period	-4.1%	10.9%
As a percentage of net revenue	20.4%	23.7%	27.0%
Headcount, end of period	46	42	41

        General and administrative expenses decreased by $523,000 or 4.1% in fiscal 2007 compared to fiscal 2006. Contributing to the decreases were lower consulting costs related to temporary staffing of $863,000, decrease in stock-based compensation expense of $610,000 as a result of adjustments to reflect a revised forfeiture rate, a reduction in audit fees of $438,000, decrease in other discretionary expenses of $413,000 and lower bad debt expense of $208,000. These decreases were partly offset by a charge in the amount of $898,000 related to the Protocom earn-out settlement, an approximate increase in staffing costs of $631,000, a write-off of a sales tax related receivable of $292,000 and an increase in facilities / IT allocation of $188,000.

        General and administrative expenses increased 10.9% in fiscal 2006 compared to fiscal 2005 primarily due to $1.4 million increase in stock-based compensation expense subsequent to our adoption of SFAS 123(R) at the beginning of fiscal 2006. This increase was partially offset by $256,000 in lower salaries and related payroll.

Restructuring Expense

        Restructuring expense consists of severance, outplacement, and other termination costs associated with the reduction of employee headcount, and facility exit costs, consisting primarily of future minimum lease payments net of estimated sub-lease income.

        In December 2005, we implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions, and recorded a restructuring charge of $532,000 for workforce reduction. In January 2006, we recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, we also vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. The term of the lease ended in August 2006 and at September 30, 2007 no liability exists for this facility.

        Related to our restructurings in April 2005 and in July 2005, we recorded a total expense of $2.1 million in fiscal 2005 to terminate the employment of 49 employees and to close a portion of our facility in London, United Kingdom. Terminated employees included 26 employees in sales and marketing, 20 employees in research and development and three employees in general and administrative. During fiscal 2006, we reduced the remaining liability for reduction in workforce by $10,000 and facility exit costs by $39,000. The term of the lease expired in August 2006 and at September 30, 2007 no liability exists for this facility.

        In March 2004, we initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Prior to fiscal 2006, we recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees included 19 in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. During the three months ended March 31, 2006, we reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $64,000 as of September 30, 2007, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

        In February 2002, we commenced a restructuring of our business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, we subleased the excess facilities. We revised the estimated remaining restructuring liability by $87,000 and $68,000 in fiscal 2005 and 2006, respectively due to changes in sublease assumptions. Cash payments for the remaining liability of $2.2 million as of September 30, 2007, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

In-process Research and Development

        We had no in-process research and development charges during fiscal 2007 and 2006. During fiscal 2005, we expensed $1.3 million related to in-process research and development projects, which had not reached technological feasibility at the time of the acquisitions of Protocom and the remaining equity interest in Aspace. Technological feasibility is defined as being equivalent to a beta-phase working solution in which there is no remaining risk relating to the development. The estimated fair value of the projects was determined by applying the income approach, which considered the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 18%, which took into consideration the stage of completion and the risks surrounding successful development and commercialization of the projects.

Amortization of Acquired Intangible Assets

        Amortization of acquired intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions. The amortization decreased by $533,000 during fiscal 2007 from $719,000 in fiscal 2006 reflecting the decline in scheduled amortization of costs related to the Protocom acquisition. In fiscal 2006, amortization decreased to $719,000 from $1.1 million in fiscal 2005 mainly due to lower amortization of acquired intangible assets associated with the Aspace acquisition as a result of the impairment charges during 2005. This decrease was partially offset by a full year of amortization of intangible assets associated with the Protocom acquisition as opposed to two months during fiscal 2005. We expect to record amortization of acquired intangible assets of approximately $165,000 and $140,000 in fiscal years 2008 and 2009, respectively.

Impairment of Acquired Intangible Assets

        In March 2005, we reassessed and revised downward our near term revenue forecast for Aspace. As part of the reassessment, we calculated, using the projected present value of discounted cash flows, that the fair value of the customer relationships associated with Aspace was $1.0 million. Since the carrying value exceeded the fair value, we recorded an impairment charge of $2.4 million related to customer relationships. No impairment of acquired intangible assets was recorded in fiscal 2006 and 2007.

Write-down of Goodwill

        In March 2005, based on the updated revenue forecast for Aspace, we calculated, using the projected cash-flow method that the fair value of the goodwill associated with Aspace was $34,000. Since the carrying value exceeded the fair value, we recorded a goodwill impairment charge of $9.4 million in fiscal 2005. No such write-downs of goodwill were recorded in any of the other periods presented.

Interest Income (Expense)

        Interest income (expense) consists of interest income on our cash, cash equivalents, and short-term investments and gains or losses on foreign exchange transactions and investments.

        Interest income and period over period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2007	2006	2005
Interest income	$6,208	$4,694	$4,107
Percentage change from comparable prior period	32.3%	14.3%
As a percentage of net revenue	10.4%	8.8%	9.7%

        Interest income, net was $6.2 million, $4.7 million and $4.1 million in fiscal 2007, 2006 and 2005, respectively. While our combined cash, cash equivalents and short-term investments have declined due to our use of cash in operations and acquisitions, the yield on our portfolio has improved by approximately 1.4% year over year. We expect our interest income to fluctuate in the future depending on the interest rate variation and our ability to leverage our investment portfolio.

Other Income (Expense), net

        Other income (expense), net, consists primarily of foreign exchange gains and losses.

        Other income (expense) and period over period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2007	2006	2005
Other income (expense)	$3,440	$173	$(456)
Percentage change from comparable prior period	1888.4%	-137.9%
As a percentage of net revenue	5.8%	0.3%	-1.1%

        In fiscal 2007, other income, net which consists primarily of foreign exchange gains and losses was $3.4 million compared to $173,000 in fiscal 2006. In fiscal 2005, the Company recorded other expenses, net of $456,000. The fluctuations in the periods presented are a result of changes in foreign exchange rates relative to the U.S. dollar on our intercompany receivables and payables.

Income Tax Provision

        Income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. Income tax provision was $429,000, $378,000 and $255,000 in fiscal 2007, 2006 and 2005, respectively. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets and we do not consider the generation of taxable income to realize their benefits to be more likely than not.

Minority Interest

        In February 2003, we completed the change in domicile of the publicly listed company, ActivIdentity Europe S.A. (formerly known as ActivCard S.A) from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivIdentity Europe S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivIdentity Europe S.A. During fiscal years 2007 and 2006, we purchased an additional 173,736 outstanding securities of ActivIdentity Europe S.A. The minority interest in ActivIdentity Europe S.A. at September 30, 2007 is approximately 0.2%, representing outstanding common shares and American Depositary Shares (ADS) of ActivIdentity Europe S.A. that were not exchanged or sold to us as of that date. Minority interest was $12,000, $104,000 and $45,000 in fiscal 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

        The Company adjusted fiscal year 2006 and fiscal year 2005 cash flows from operating activities to include non-realized foreign exchange gain or loss adjustments to net income to conform to the current period's presentation. This reclassification had no other effect on our reported financials.

        The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

  Balance Sheet and Cash Flows

        Cash and cash equivalents and short-term investments.    The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	September 30, 2007	September 30, 2006	Increase (Decrease)
Cash and cash equivalents	$30,639	$11,477	$19,162
Short-term investments	91,084	116,570	(25,486)

	$121,723	$128,047	$(6,324)

Operating Activities

        Cash used in operations was $5.6 million, $19.3 million and $31.1 million in fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, our net loss was $9.3 million, including non-cash charges and adjustments totaling $3.6 million, primarily related to depreciation, non-realized foreign exchange gains, amortization and stock-based compensation. Decrease in accounts receivable generated $4.3 million in cash. In the prior year, an increase in accounts receivable used $10.7 million in operating cash. The decrease in accounts receivable during fiscal year 2007 is attributed to the lower revenue stream in the fourth quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006. The decrease in prepaid and other current assets also contributed $0.9 million of operating cash mainly as a result of collection efforts during fiscal year 2007 on outstanding use and value-added tax balances primarily from our European customers. During fiscal year 2007, the decrease in deferred revenue used $2.1 million in operating cash compared to the same period a year ago when there was an increase in deferred revenue that generated $6.2 million in operating cash. On a year over year comparison, there is a decrease of $8.3 million in operating cash flow associated with deferred revenue. This is mainly due to the fourth quarter of fiscal year 2006 characterized by several substantial deals with large volume of deferrals that did not recur through similar projects in the fourth quarter of fiscal year 2007. The decrease in accrued and other current liabilities used $1.8 million of operating cash in fiscal year 2007. This is largely due to the payment remittances of use and value-added taxes that were previously accrued for on our books. The decline in accrual for restructuring contributed to a use of $0.7 million of operating cash during fiscal 2007. This mainly reflects our lease payments net of sublease income for our Fremont, California and Ottawa, Canada facilities. The fluctuation in the balances of inventory, accounts payable and accrued compensation and related benefits also used $0.4 million of operating cash during fiscal 2007.

        During fiscal 2006, our net loss was $22.5 million, including non-cash charges and adjustments totaling $7.9 million, primarily related to depreciation, non-realized foreign exchange gains, amortization and stock-based compensation. Increases in deferred revenue, accounts payable and accrued compensation and related benefits provided $6.7 million of cash during fiscal 2006, whereas an increase of $10.7 million in accounts receivable and a decrease of $1.2 million in restructuring liability used cash during the year. The increase in accounts receivable at fiscal year end 2006 compared to 2005 relates primarily to an $8.5 million increase in revenue during the fourth quarter of 2006 compared to the fourth quarter of 2005. Additionally, a relatively large portion of our sales in the fourth quarter of 2006 incurred during the latter part of the quarter and 90% of our accounts receivable were current at September 30, 2006.

        During fiscal year 2005, our net loss was $47.9 million, including non-cash charges and adjustments totaling $22.2 million. Increases in accrued and other liabilities provided cash during fiscal year 2005, whereas changes in other assets and liabilities used cash during the year.

Investing Activities

        In fiscal 2007, we used $2.1 million in cash for purchases of property and equipment mainly for computer and communication equipment as well as enhancements to our ERP system. Additionally, investing activities in fiscal year 2007 also generated net cash of $26.1 million from the proceeds of sales or maturities of short-term investments of $182.8 million offset by use of cash of $156.7 million for the purchases of short-term investment.

        In fiscal year 2006, purchases of property and equipment used $2.1 million of cash primarily for the implementation of our ERP system. In addition, during fiscal 2006, we used $4.0 million cash to acquire several patents, patent applications and related intellectual property to complete an end-to-end series of our patent portfolio and to secure and protect our intellectual property in the long-term. Furthermore, we used $746,000 cash in additional acquisition related costs related to our acquisitions completed in fiscal 2005 and $561,000 to purchase approximately 173,000 shares of the remaining minority interest in ActivIdentity Europe S.A. Investing activities also generated net cash of $25.0 million, from the proceeds of sales and maturities of short-term investments, net of purchases.

        In fiscal year 2005, we used $28.3 million of cash in connection with the acquisitions of Protocom and the remaining interest of Aspace and $798,000 for purchases of property and equipment. Furthermore, investing activities also generated net cash of $55.2 million, from the proceeds of sales and maturities of short-term investments, net of purchases.

Financing Activities

        Issuance of stock upon the exercise of warrants and stock options provided cash from financing activities of $191,000 in fiscal 2007, $70,000 in fiscal 2006 compared to $2.8 million in fiscal 2005. Furthermore, in fiscal 2005, we used $1.5 million to repay borrowings by Aspace.

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

        Accounts Receivable, net.    The following table summarizes our accounts receivable, net (in thousands):

	September 30, 2007	September 30, 2006	Decrease
Accounts receivable, net	$14,566	$18,048	$(3,482)

        The decrease in accounts receivable at September 30, 2007 compared to September 30, 2006 was primarily a result of a lower revenue stream seen in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Days sales outstanding (DSO) in accounts receivable as of September 30, 2007 and 2006 were 95 days and 91 days, respectively. Our DSO is primarily affected by revenue linearity and collections performance.

        Deferred Revenue, net.    The following table summarizes our deferred revenue (in thousands):

	September 30, 2007	September 30, 2006	Increase (Decrease)
Maintenance and support	$10,893	$11,351	$(458)
Product	2,208	3,382	(1,174)

Total	$13,101	$14,733	$(1,632)

Reported as:
Current	$10,349	$12,788	$(2,439)
Noncurrent	2,752	1,945	807

Total	$13,101	$14,733	$(1,632)

        The decrease in deferred maintenance and support revenue reflects the change in deferred maintenance related to the timing of a number of maintenance renewal contracts. The decrease year over year in product deferred revenue reflects the strong fourth quarter of fiscal 2006, which included a number of customization projects running across the end of that fiscal year.

  Contractual Obligations

        The following summarizes our contractual obligations, under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases	$11,945	$4,267	$6,557	$1,121	$—

  Subsequent Events

        On October 18, 2007, we announced that Jason Hart would resign as Chief Executive Officer as of November 1, 2007. In connection with the termination of Mr. Hart's employment, we agreed to pay Mr. Hart severance in an amount equal to one year of base salary which is $290,000 and to provide for continued health insurance coverage for up to one year.

        On December 5, 2007, we announced a cost cutting plan to be implemented in the first and second quarter of fiscal 2008. The plan is expected to reduce worldwide headcount and to streamline certain business functions. We currently estimate that there will be severance costs associated with this plan in the range of $2.0 to $2.5 million.

Critical Accounting Policies and Estimates

        The above discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management's judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below.

Revenue Recognition

        We recognize revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to our revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other services, or a combination of these items.

        Subject to the additional conditions described below, revenue is not recognized until: (1) evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) no significant obligations remain; and (4) collection of the corresponding receivable is reasonably assured.

        For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the "non-software" and software deliverables in accordance with EITF 00-21 if the following criteria are met:

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

        If the above criteria are met, we allocate the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB 104, and revenue for software elements is recognized in accordance with SOP 97-2. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is recognized in accordance with SOP 97-2 upon delivery of all elements of the arrangement.

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

        Service revenue includes revenue from training, installation and consulting. From time-to-time, we develop and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. At September 30, 2007 and 2006, the balances of unbilled work-in-process on our books are immaterial.

        Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services. When VSOE does not exist to allocate the revenue to the various elements in a multi-element arrangement, we categorize revenue in the income statement based upon other market available evidence.

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

        Revenue from stand alone product sales is recognized upon shipment (unless shipping terms determine otherwise) to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. Our practice is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end user is known and has been qualified by us. In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

Loss Contingencies

        The Company records loss contingencies in accordance with FASB Statement of Accounting Number 5, Accounting for Contingencies. This Statement establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to income and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks ("reserves for general contingencies") are not permitted.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements are:

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

  •
  Long-Lived Assets—We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management's current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

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

  •
  Goodwill—Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company's sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation date of December 1, 2006, the test could result in an impairment of goodwill charge.

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

  •
  Hardware Sales Warranty Reserve—We accrue expenses associated with potential warranty claims at the time of sale, based on historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company's standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

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

Adoption of SFAS 123(R)

        We adopted SFAS 123(R) on October 1, 2005, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal 2006. Our Consolidated Financial Statements for the years ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

        SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during fiscal 2007 and 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

        The fair value of stock-based awards to employees is calculated using the Black-Scholes Merton option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes Merton model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

        For restricted stock and restricted stock unit awards, compensation is based on the fair market value of the stock on the actual grant date.

        For restricted unit awards that carry a market based performance aspect, the fair value of the award was based on the results of a market simulation model that evaluated the probability that the requisite market conditions needed for vesting would be achieved. The model used multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date The inputs to the model included the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date and the risk free interest rate, based on U.S. Treasury rates, as of the grant date whose applicable term also matched the vesting period. Based on whether the requisite market conditions were achieved during the multiple simulations the model produced an expected future value of the stock on the vesting date. This future value was discounted back to the grant date and used as the requisite fair value of the unit award.

        The weighted average estimated forfeiture rate for grants made during the year ended September 30, 2007 of approximately 23.4% is based on historical forfeiture experience. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        The total expense recognized as stock-based compensation expense was $2.5 million and $3.3 million for fiscal year 2007 and 2006, respectively. The unamortized compensation expense at September 30, 2007 amounted to $6.1 million, which will be amortized over a weighted-average remaining vesting period of 3.0 years.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

        In September 2006, the SEC issued SAB No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 became effective for the first interim period of the first fiscal year ending after November 15, 2006. Adoption of SAB 108 during fiscal year 2007 has had an immaterial effect on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. We are currently in the process of determining the impact of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multi-employer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders' equity. We adopted SFAS 158 during the fourth quarter of fiscal year 2007 with no material impact on our consolidated financial statements for the periods presented.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material effect on our financial statements.

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

  Exchange Rate Sensitivity

        We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international sales by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to a gain of $3.4 million in fiscal 2007, a gain of $151,000 in fiscal 2006 and a loss of $400,000 in fiscal 2005.

        During fiscal 2007, 2006 and 2005, of total sales, approximately 58%, 68% and 60%, respectively, were invoiced in U.S. dollars. Although we purchase many of our components in U.S. Dollars, approximately half of our expenses are denominated in other currencies, primarily in Euros, Australian Dollars and British Pounds.

  Interest Rate Sensitivity

        We are exposed to interest rate risk as a result of our significant cash and cash equivalents and short-term investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

        At September 30, 2007, we held $30.6 million of cash and cash equivalents and $91.1 million in short-term investments for a total of $121.7 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of U.S. government and government agency securities, corporate notes and bonds, and certificates of deposit. Based on our cash, cash equivalents and short-term investments at September 30, 2007, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $686,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are presented in Item 15 and follow the signature page.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the Company's CEO and CFO concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company's management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Management believes that, as of September 30, 2007, the Company's internal control over financial reporting was effective based on those criteria. In addition, the Company's accounting firm, BDO Seidman, LLP, has issued an attestation report, set forth below, that the Company's internal control over the financial reporting was effective as of September 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

        We have audited ActivIdentity Corporation's internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ActivIdentity Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ActivIdentity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of ActivIdentity Corporation as of September 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated December 13, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
December 13, 2007

Changes in Internal Control over Financial Reporting

        No change in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    EMPLOYMENT AGREEMENT

        On December 10, 2007, ActivIdentity Corp. (the "Company") entered into an employment agreement (the "Agreement") with Thomas Jahn, who was appointed as the Company's Chief Executive Officer as of November 1, 2007. The Agreement provides an annual base salary of $290,000 and an annual cash bonus to be paid upon the achievement of certain performance milestones to be established by the Compensation Committee of the Board of Directors (the "Committee"). For fiscal 2008, the target amount of Mr. Jahn's bonus has been set at 80% of his base salary. The target amount and the performance goals will be fixed annually by the Committee.

        The Agreement provides that Mr. Jahn will be an at-will employee and that his employment may be terminated by either party at any time, with or without cause. However, if Mr. Jahn's employment is terminated by the Company without "cause," or if Mr. Jahn terminates his employment for "good reason" (as such terms are defined), then in either case he will be entitled to receive severance payments in an amount equal to 12 months base salary plus up to 12 months of continued healthcare coverage under COBRA. If Mr. Jahn's employment is terminated without cause or for good reason within 12 months following a "change of control" of the Company (as defined) Mr. Jahn will also be entitled to receive (i) his target bonus amount for that year, which amount will be prorated for the year, and (ii) accelerated vesting of his outstanding equity awards.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        The information required by this item is included under "Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

        We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.actividentity.com and any waivers from or amendments to the code of ethics, if any, will be posted on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Executive Compensation" in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included under the captions "Security Ownership by Certain Beneficial Holders" and "Equity Compensation Plan Information" in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under the caption "Certain Relationships and Related Transactions" in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included under the caption "Ratification of Independent Public Accountants" in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report.

1.     Financial Statements

        The following are included in Item 8 and are filed as part of this Report on Form 10-K:

2.     Financial Statement Schedule

        All financial statement schedules have been omitted because they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.     Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of ActivCard Corp.
3.2(2)	Bylaws of ActivCard Corp.
4.1(1)	Specimen common stock certificate (front and reverse)
4.2(1)	Form of ActivCard Corp. Director Common Stock Warrant
4.3(3)	Form of ActivCard Corp. Common Stock Warrant
10.1(1)	2002 Stock Option Plan of ActivCard Corp.
10.2(1)	Lease Agreement, as amended, between the John Arrillaga Survivor's Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000
10.3(1)	Lease Agreement between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums thereto dated June 6, 2000 and April 18, 2001 (English translation) dated April 15, 1997
10.4+(4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996
10.5(1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002
10.6(5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003
10.7(6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers' and ActivCard Corp. dated July 26, 2005
10.8(7)	2004 Equity Incentive Plan of ActivCard Corp.
10.9(8)	Form of Restricted Stock Unit Director Grant Agreement
10.10(3)	Form of Restricted Stock Unit Grant Agreement
10.11(9)	Employment Agreement between Jason Hart and ActivCard, Inc. dated August 5, 2005
10.12(10)	Employment Agreement between Thomas Jahn and ActivCard, Inc. dated August 23, 2005
10.13(11)	Patent Purchase and Assignment Agreement dated July 6, 2006
10.14	Severance Agreement and Release, dated November 1, 2007, by and between ActivIdentity Corporation and Jason Hart
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+
Confidential treatment has been granted with respect to certain portions of this exhibit.

(1)
Incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-100067).

(2)
Incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-105558).

(3)
Incorporated by reference from the Registrant's Annual Report on form 10-KT filed December 14, 2004.

(4)
Incorporated by reference from ActivCard S.A.'s Registration Statement on Form F-1 (File No. 333-11540).

(5)
Incorporated by reference from the Registrant's Annual Report of Form 10-K, filed March 15, 2004.

(6)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed July 27, 2005.

(7)
Incorporated by reference from the Registrant's Definitive Proxy Statement on Schedule 14A, filed July 12, 2004.

(8)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed November 5, 2004.

(9)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed August 9, 2005.

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed December 28, 2005.

(11)
Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed December 29, 2006.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 14th day of December, 2007.

ACTIVIDENTITY CORPORATION
By:	/s/ MARK LUSTIG Mark Lustig Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Jahn and Mark Lustig, jointly and severally, his attorney-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS JAHN Thomas Jahn	Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	December 14, 2007
/s/ MARK LUSTIG Mark Lustig	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2007
/s/ RICHARD A. KASHNOW Richard A. Kashnow	Chairman of the Board of Directors	December 14, 2007
/s/ JIM FRANKOLA Jim Frankola	Director	December 14, 2007
/s/ JAMES E. OUSLEY James E. Ousley	Director	December 14, 2007
/s/ RICHARD WHITE Richard White	Director	December 14, 2007
/s/ JASON HART Jason Hart	Director	December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

We have audited the accompanying consolidated balance sheets of ActivIdentity Corporation as of September 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ActivIdentity Corporation at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" as of October 1, 2005, and adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" as of September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ActivIdentity Corporation's internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
December 13, 2007

ACTIVIDENTITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,639	$11,477
Short-term investments	91,084	116,570
Accounts receivable, net of allowance for doubtful accounts	14,566	18,048
Inventories, net	2,146	1,633
Prepaid and other current assets	2,077	2,976

Total current assets	140,512	150,704

Property and equipment, net	4,267	3,612
Other intangible assets, net	6,695	9,830
Other long-term assets	1,104	968
Goodwill	35,874	35,874

Total assets	$188,452	$200,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,116	$2,001
Accrued compensation and related benefits	6,942	6,425
Current portion of accrual for restructuring liability	733	750
Accrued and other current liabilities	3,484	4,585
Current portion of deferred revenue	10,349	12,788

Total current liabilities	23,624	26,549
Deferred revenue, net of current portion	2,752	1,945
Long-term portion of accrual for restructuring liability, net of current portion	1,574	2,249
Long-term deferred rent	705	919

Total liabilities	28,655	31,662

Minority interest	354	373
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,732,623 and 45,673,252 issued and outstanding at September 30, 2007 and September 30, 2006, respectively	46	46
Additional paid-in capital	423,242	420,527
Accumulated deficit	(246,501)	(237,203)
Accumulated other comprehensive loss	(17,344)	(14,417)

Total stockholders' equity	159,443	168,953

Total liabilities and stockholders' equity	$188,452	$200,988

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended September 30,
	2007	2006	2005
Revenue:
Software	$23,308	$25,324	$16,742
Hardware	16,894	14,294	12,426
License	—	—	4,100
Maintenance and support	19,351	13,757	8,888

Total revenue	59,553	53,375	42,156

Cost of revenue:
Software	3,866	4,642	4,413
Hardware	9,036	8,541	6,987
License	—	—	23
Maintenance and support	4,704	3,865	2,395
Amortization of acquired developed technology and patents	2,949	2,772	1,661
Impairment of acquired developed technology	—	—	3,687

Total cost of revenue	20,555	19,820	19,166

Gross profit	38,998	33,555	22,990

Operating expenses:
Sales and marketing	25,282	26,889	28,725
Research and development	19,935	19,560	17,534
General and administration	12,124	12,647	11,402
Restructuring expense	—	805	2,482
Amortization of acquired intangible assets	186	719	1,117
Impairment of acquired intangible assets	—	—	2,352
Write-down of goodwill	—	—	9,426
In-process research and development	—	—	1,319

Total operating expenses	57,527	60,620	74,357

Loss from operations	(18,529)	(27,065)	(51,367)

Other income (expense):
Interest income, net	6,208	4,694	4,107
Other income (expense), net	3,440	173	(456)

Total other income, net	9,648	4,867	3,651

Loss before income tax and minority interest	(8,881)	(22,198)	(47,716)
Income tax provision	(429)	(378)	(255)
Minority interest	12	104	45

Net loss	$(9,298)	$(22,472)	$(47,926)

Net loss per share	$(0.20)	$(0.50)	$(1.11)

Shares used to compute basic and diluted net loss per share	45,694	45,307	43,361

Other comprehensive income (loss):
Net Loss	$(9,298)	$(22,472)	$(47,926)
Unrealized gain on short-term investment, net	394	1,093	(703)
Foreign currency translation loss	(3,321)	(465)	(265)

Comprehensive loss	$(12,225)	$(21,844)	$(48,894)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except shares)

	Common Shares
			Additional Paid-in Capital	Deferred Employee Stock-Based Compensation	Accumulated Deficit	Accumulated Other Compehensive Loss	Total Stockholders' Equity
	Shares	Amount						Comprehensive Loss
Balances, September 30, 2004	42,483,883	42	400,014	(639)	(166,805)	(14,081)	218,531
Exercise of options	541,529	1	2,845	—	—	—	2,846
Issuance of restricted stock units net of cancellations	115,000	—	922	(922)	—	—	—
Deferred stock-based compensation, forfeitures	(6,000)	—	(666)	666	—	—	—
Amortization of deferred stock-based compensation	—	—	—	285	—	—	285
Shares issued in the acquisition of Aspace Solutions Limited	811,206	1	7,023	—	—	—	7,024
Shares issued in the acquisition of Protocom Development Systems Pty. Ltd.	1,650,000	2	7,575	—	—	—	7,577
Minority interest	—	—	50	(5)	—	5	50
Comprehensive loss:
Net loss	—	—	—	—	(47,926)	—	(47,926)	$(47,926)
Unrealized losses on short-term investments	—	—	—	—	—	(703)	(703)	(703)
Foreign currency translation	—	—	—	—	—	(265)	(265)	(265)

Total comprehensive loss	—	—	—	—	—	—	—	$(48,894)

Balances, September 30, 2005	45,595,618	46	417,763	(615)	(214,731)	(15,044)	187,419
Exercise of options	41,904	—	70	—	—	—	70
Issuance of restricted stock units net of cancellations	50,000	—	—	—	—	—	—
Deferred stock-based compensation, forfeitures	(14,270)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,693	615	—	—	3,308
Minority interest	—	—	1	—	—	(1)	—
Comprehensive loss:
Net loss	—	—	—	—	(22,472)	—	(22,472)	$(22,472)
Unrealized gains on short-term investments	—	—	—	—	—	1,093	1,093	1,093
Foreign currency translation	—	—	—	—	—	(465)	(465)	(465)

Total comprehensive loss	—	—	—	—	—	—	—	$(21,844)

Balances, September 30, 2006	45,673,252	46	420,527	—	(237,203)	(14,417)	168,953
Exercise of options and other	33,134	—	191	—	—	—	191
Issuance of restricted stock units net of cancellations	26,237	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,518	—	—	—	2,518
Minority interest	—	—	6	—	—	—	6
Comprehensive loss:
Net loss	—	—	—		(9,298)	—	(9,298)	$(9,298)
Unrealized gains on short-term investments	—	—	—	—	—	394	394	394
Foreign currency translation	—	—	—	—	—	(3,321)	(3,321)	(3,321)

Total comprehensive loss	—	—	—	—	—	—	—	$(12,225)

Balances, September 30, 2007	45,732,623	$46	$423,242	$—	$(246,501)	$(17,344)	$159,443

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(9,298)	$(22,472)	$(47,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,576	1,504	1,886
Amortization of acquired developed technology and patents	2,949	2,772	1,661
Impairment of acquired developed technology	—	—	3,687
In-process research and development	—	—	1,319
Non-realized foreign exchange gain / loss	(3,610)	(518)	394
Amortization of acquired intangible assets	186	719	1,117
Impairment of acquired intangible assets	—	—	2,352
Write-down of goodwill	—	—	9,426
Amortization of deferred stock-based compensation	—	—	285
Stock-based compensation expense	2,518	3,308	—
Loss on disposal of property and equipment	25	173	154
Minority interest in ActivIdentity Europe S.A	(12)	(104)	(45)
Changes in:
Accounts receivable	4,254	(10,713)	19
Inventories	(313)	83	307
Prepaid and other current assets	924	574	(395)
Accounts payable	(135)	250	(899)
Accrued compensation and related benefits	4	244	(1,356)
Accrual for restructuring liability	(710)	(1,219)	(682)
Accrued and other current liabilities	(1,795)	(15)	1,045
Deferred revenue	(2,065)	6,210	(3,422)
Deferred rent	(101)	(64)	11

Net cash used in operating activities	(5,603)	(19,268)	(31,062)

Cash flows from investing activities:
Purchases of property and equipment	(2,099)	(2,147)	(798)
Purchases of short-term investments	(156,721)	(118,839)	(18,980)
Proceeds from sales and maturities of short-term investments	182,795	143,881	74,175
Cash used in acquisitions, net of cash received	—	(746)	(28,337)
Cash used in acquisition of patents and related intellectual property	—	(3,998)	—
Acquisition of ActivIdentity Europe S.A. minority interest	—	(561)	(59)
Other long-term assets	(83)	(197)	40

Net cash provided by investing activities	23,892	17,393	26,041

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	191	70	2,846
Net decrease in short-term borrowings	—	—	(1,490)

Net cash provided by financing activities	191	70	1,356

Effect of exchange rate changes	682	115	(281)

Net increase (decrease) in cash and cash equivalents	19,162	(1,690)	(3,946)
Cash and cash equivalents, beginning of period	11,477	13,167	17,113

Cash and cash equivalents, end of period	$30,639	$11,477	$13,167

Supplemental disclosures:
Cash paid for interest	$—	$—	$4
Cash paid for income taxes	$360	$256	$128
Non-cash financing activities:
Issuance of common stock in connection with acquisition of Protocom Development Systems Pty. Ltd.	$—	$—	$7,577
Issuance of common stock in connection with acquisition of Aspace Solutions Limited	$—	$—	$7,024

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007, 2006 and 2005

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

        Our products support strong authentication utilizing a range of security devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications, and physical locations.

        Our ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

        ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity held approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal years 2005, 2006 and 2007, we purchased additional ActivCard S.A securities and currently we hold approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADS of ActivCard S.A. not exchanged or sold to us have been recorded as a minority interest on the consolidated balance sheets. In March 2005, ActivCard S. A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries at September 30, 2007, 2006 and 2005. All intercompany accounts and transactions have been eliminated in consolidation. The 2005 consolidated financial statements also include Protocom Development Systems Pty. Limited from August 5, 2005.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the provision for doubtful accounts, the provision for obsolete and excess inventories, depreciation and amortization, valuation of other intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share Based Payment, and contingencies.

        Cash, Cash Equivalents, and Short-Term Investments—We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. Short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. The gain or loss from sale of securities sold is recognized on the specific identification method.

        Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions and short-term investments consist of U.S. government and government agency securities, corporate notes and bonds, and commercial paper. The Company sells the majority of its products and services to a limited number of customers. If the financial conditions or results of operations of any one of the large customers deteriorate substantially, the Company's operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

        Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

        Other Intangible Assets—Other intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and acquired patents. Other intangible assets are amortized over one to six years, which approximates their estimated useful lives.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2007, there were no other intangible assets with an indefinite useful life. The annual impairment assessment date is December 1.

        Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

        Research and Development and Capitalized Software Development Costs—Research and development costs are expensed as incurred. The Company capitalizes eligible software costs upon achievement of technological feasibility subject to net realizable value considerations in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. To date, the period between technological feasibility of a solution and the general availability of such software has been short. Accordingly, the Company has not capitalized any costs and charged all such costs to research and development expenses.

        Sales Warranty Reserve—Expenses associated with potential warranty claims are accrued at the time of sale, based on historical experience. The Company provides for the costs of warranty in excess of warranty coverage provided by product assembly contractors. The Company's standard warranty period is one year for hardware products and ninety days for software product.

        Deferred Revenue—The Company's deferred revenue consists of customer arrangements related to maintenance, software and services billings in excess of revenue recognized, which the Company is legally entitled to invoice and collect. The revenue from deferred revenue is recognized into earnings when the revenue recognition criteria are met.

        Advertising Costs—The Company expenses all advertising costs as incurred, and the amounts were not material for all periods presented.

        Revenue Recognition—The Company recognizes revenue in accordance with accounting principles generally accepted in the United States, as set forth in AICPA SOP 97-2, Software Revenue Recognition, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to the Company's revenue is dependent upon the specific transaction and whether the sale includes hardware, software, services, extended warranty or a combination of these items.

        Subject to the additional conditions described below, revenue is not recognized until:

  •
  Evidence of an arrangement exists;

  •
  The fee is fixed or determinable;

  •
  No significant obligations remain; and

  •
  Collection of the corresponding receivable is reasonably assured.

        For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the "non-software" and software deliverables in accordance with EITF 00-21 if the following criteria are met:

  •
  The delivered item has stand-alone value;

  •
  There is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor specific objective evidence (VSOE) or third party evidence; and

  •
  If the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

        If the above criteria are met, the Company allocates the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB 104, and revenue for software elements is recognized in accordance with SOP 97-2. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is recognized in accordance with SOP 97-2 upon delivery of all elements of the arrangement.

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

        Service revenue includes revenue from training, installation, or consulting. From time-to-time, the Company develops and licenses software to customers that requires significant customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. At September 30, 2007 and 2006, the balances of unbilled work-in-process on our books are immaterial.

        Service revenue is recognized separately from the software element when the services are performed if VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services. When VSOE does not exist to allocate the revenue to the various elements in a multi-element arrangement, we categorize revenue in the income statement based upon other market available evidence.

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

        Stock-Based Compensation—On October 1, 2005, we adopted SFAS 123(R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal 2006. Our Consolidated Financial Statements as of September 30, 2007 and for the years ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The

Company's estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

        SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during fiscal 2007 and 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

        The fair value of stock-based awards to employees is calculated using the Black-Scholes Merton option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes Merton model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

        For restricted stock and restricted stock unit awards, compensation is based on the fair market value of the stock on the actual grant date.

        For restricted unit awards that carry a market based performance aspect, the fair value of the award was based on the results of a market simulation model that evaluated the probability that the requisite market conditions needed for vesting would be achieved. The model used multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date The inputs to the model included the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date and the risk free interest rate, based on U.S. Treasury rates, as of the grant date whose applicable term also matched the vesting period. Based on whether the requisite market conditions were achieved during the multiple simulations the model produced an expected future value of the stock on the vesting date. This future value was discounted back to the grant date and used as the requisite fair value of the unit award.

        The weighted average estimated forfeiture rate for grants made during the year ended September 30, 2007 of approximately 23.4% was based on historical forfeiture experience. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        The total expense recognized as stock-based compensation expense for fiscal year 2007 was $2.5 million. The unamortized compensation expense at September 30, 2007 amounted to $6.1 million, which will be amortized over a weighted-average remaining vesting period of 3.0 years.

        Foreign Currency Transactions—The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of all of the subsidiaries is their local currency with the exception of the Irish subsidiary, which uses the U.S. dollar as its functional currency. For those entities using their local currency as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in stockholders' equity as translation adjustment within other comprehensive income.

        Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. The fluctuation of foreign currencies amounted to a gain of $3.4 million in fiscal 2007, a gain of $151,000 in fiscal 2006 and a loss of $400,000 in fiscal 2005.

        Income Taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for expected future tax consequences, utilizing enacted tax rates, of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, net operating loss carry forwards, and research and development tax credits. The Company has provided a full valuation allowance for net deferred income tax assets. During the fourth quarter of fiscal 2007, we conducted an inter-company transfer pricing study resulting in recording $384,000 of additional tax liabilities.

        Loss Per Share—Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding stock options, rights and warrants did not have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

        Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 became effective for the first interim period of the first fiscal year ending after November 15, 2006. Adoption of SAB 108 during fiscal year 2007 has had an immaterial effect on the Company's financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The Company is currently in the process of determining the impact of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than multi-employer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders' equity. We adopted SFAS 158 during the fourth quarter of fiscal year 2007 with no material impact on our consolidated financial statements for the periods presented.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material effect on its financial statements.

Reclassifications

        We have adjusted fiscal year 2006 and fiscal year 2005 cash flows from operating activities to include non-realized foreign exchange gain or loss adjustments to net income to conform to the current period's presentation. This reclassification had no other effect on our reported financials.

2. Stock-Based Compensation

Equity Compensation Plans

Warrants

        Director share warrant plans:    From 1995 to 2002, the Company's predecessor maintained share warrant plans for the purpose of granting warrants to certain executive officers and to members of the Board of Directors. Shares granted under the director share warrant plans vest over four years and have a term of five years. No warrants were granted in any of the periods presented. Plan activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
September 30, 2006	216,500	$7.46
Forfeited	(216,500)	7.46

September 30, 2007	—	$—	—	$—

        Warrant issued to service provider:    In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010.

Stock Option Plans

        The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of September 30, 2007, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 9.2 million shares were subject to outstanding awards and 3.4 million shares were available for future grants.

        Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options granted under these plans vest over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant. The difference between the grant price and the fair market value is being amortized over the options' vesting period. The Company has made no grants under the stock options plans established prior to 2002 during any of the periods presented.

        In August 2002, the Company's stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on the NASDAQ Global Market on the date of grant.

        In August 2004, the Company's stockholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, stock appreciation rights, and cash awards in addition to options.

        In February 2007, the Company's stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

        The option plans prohibit residents of France employed by the Company from selling their shares prior to the fifth anniversary from the date of grant for options granted prior to 2000. For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

        In fiscal year 2004, the Company issued equity inducement grants to certain former officers under a plan that had not been presented to the Company's stockholders for approval. At September 30, 2007, no options were outstanding of this kind.

        Activity under the Company's stock equity plans including the inducement grants which have not been approved by the Company's stockholders is as follows:

	Number of Options	Weighted Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2006	6,354,083	$7.37
Granted	2,151,060	4.65
Exercised	(57,764)	3.44
Forfeited	(1,220,776)	12.36

Outstanding at 9/30/2007	7,226,603	$5.75	5.96	$3,879

Vested or expected to vest at September 30, 2007	6,267,159	$5.81	5.86	$3,318

Excercisable at September 30, 2007	3,147,913	$7.00	5.04	$1,012

        As of September 30, 2007, outstanding stock options to purchase 1,134,453 shares of common stock granted to employees and directors were subject to French regulation, and outstanding stock options to purchase 6,092,150 shares of common stock granted to employees and directors were subject to U.S. regulation.

        Stock options outstanding and exercisable as of September 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.30-4.23	930,859	8.17	$3.45	357,598	$3.44
4.24-5.00	3,214,647	6.35	4.45	499,573	4.36
5.01-6.82	1,273,436	6.13	6.19	769,627	6.53
7.10-8.95	1,406,961	4.52	7.87	1,120,415	7.63
9.04-17.77	348,700	2.51	10.66	348,700	10.66
19.21-25.41	52,000	0.06	25.41	52,000	25.41

	7,226,603	5.96	$5.75	3,147,913	$7.00

Restricted Stock and Restricted Stock Units

        In January 2007, the Company granted a total of 168,022 restricted stock units to the Company's executive officers. The awards will vest with respect to each officer upon satisfaction of the following conditions: (i) such officer must remain employed with the Company for three years from the grant date, (ii) the Company's stock price on the third anniversary of the grant date (the "Vesting Date") and for the five trading days before and after the Vesting Date averages at least 115% of the stock price on the grant date and (iii) the Company's stock price shall, during the three-year vesting period, have closed for 60 consecutive trading days at or above 130% of the stock price on the grant date. Because the Company did not exceed the target level of earnings before interest, taxes, depreciation, amortization, and equity compensation expense (EBITDA) for fiscal 2007 specified in the grant, the number of units underlying was reduced by 25%. The Company is recording compensation expense for these awards on a straight-line basis over the three year vesting period assuming that a total of 126,017 stock units will ultimately be granted on the Vesting Date since the targeted level of EBITDA was not achieved in fiscal 2007.

        In addition to the above grant to the Company's executive officers, the Company's Board of Directors had issued a total of 260,000 shares of restricted stock and restricted stock units as of September 30, 2007 to the Company's executive officers and directors pursuant to the 2004 Plan. In fiscal year 2007, 45,000 restricted stock units were granted at no cost to the board members and vest monthly over one year. In fiscal year 2006, 50,000 restricted stock units were granted at no cost to the board members and vest monthly over one year. In fiscal 2005, 60,000 restricted stock units were granted at no cost to the board members and vest monthly over three years. 55,000 restricted stock units were granted at no cost to officers in 2004, one-third of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following twenty-four months. 50,000 shares of restricted stock were granted upon the appointment of the Company's new chief financial officer in 2006 at $0.001 per share, one-fourth of which vest on the first anniversary of the grant date and the remaining vest in equal monthly installments over the following thirty-six months. The total compensation expense related to the restricted stock granted to the Company's chief financial officer of $175,000 is being amortized over the vesting period.

        A summary of the status of the Company's restricted stock and restricted stock units as of September 30, 2006 and changes during the year ended September 30, 2007 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2006	75,279	$4.66
Granted	213,022	4.91
Vested	(72,287)	5.12

Nonvested at September 30, 2007	216,014	$4.75

Adoption of SFAS 123(R)

        On October 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize such cost as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three and nine months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statements of Operations, other than as related to restricted stock units and option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years 2007, 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

        SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the fiscal years 2007 and 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

        The fair value of stock-based awards to employees is calculated using the Black-Scholes Merton option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes Merton model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the fair value of stock-based awards granted in future periods.

        For restricted stock and restricted stock unit awards, compensation is based on the fair market value of the stock on the actual grant date.

        For restricted unit awards that carry a market based performance aspect, the fair value of the award was based on the results of a market simulation model that evaluated the probability that the requisite market conditions needed for vesting would be achieved. The model used multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date The inputs to the model included the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date and the risk free interest rate, based on U.S. Treasury rates, as of the grant date whose applicable term also matched the vesting period. Based on whether the requisite market conditions were achieved during the multiple simulations the model produced an expected future value of the stock on the vesting date. This future value was discounted back to the grant date and used as the requisite fair value of the unit award.

Valuation and Expense Information under SFAS 123(R)

        The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used during the fiscal year ended September 30, 2007 and 2006:

	Year Ended
	September 30, 2007	September 30, 2006
Risk-free interest rate	4.19% - 5.03%	4.55% - 4.56%
Expected life (years)	4.78 - 6.13	4.80 - 5.40
Dividend yield	0.00%	0.00%
Expected volatility	40.7% - 55.00%	49.8% - 55.00%
Weighted average expected volatility	42.60%	50.03%
Weighted average estimated forfeiture rate	23.40%	22.50%

        The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for year ended September 30, 2007 and 2006 which was allocated as follows (in thousands):

	Year Ended
	September 30, 2007	September 30, 2006
Cost of sales—software	$104	$121
Cost of sales—hardware	45	27
Cost of sales—support and maintenance	93	79

Stock-based compensation expense included in cost of sales	242	227
Research and development	643	890
Sales and marketing	586	500
General and administrative	1,047	1,691

Stock-based compensation expense included in operating expenses	2,276	3,081

Stock-based compensation expense related to employee stock options	$2,518	$3,308

        The table below reflects net income and basic and diluted net income per share for the twelve months ended September 30, 2007 and 2006 compared with the pro forma information for the twelve months ended September 30, 2005, respectively as follows (in thousands, except per-share amounts):

	Year Ended September 30,
	2007	2006	2005
Net loss—as reported for the prior period(1)	N/A	N/A	$(47,926)
Stock-based compensation expense related to employee stock options(2)	(2,518)	(3,308)	(4,857)

Net loss, including the effect of stock-based compensation expense(3)	$(9,298)	$(22,472)	$(52,783)

Basic and diluted net income per share—as reported for the prior period(1)			$(1.11)

Basic and diluted net income per share, including the effect of stock-based compensation expense(3)	$(0.20)	$(0.50)	$(1.22)

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

        The weighted-average grant-date fair values of options and restricted stock units granted was $2.15, $1.95 and $3.24 during the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The total intrinsic value of options and restricted stock units exercised was approximately $357,000, $338,000 and $1.0 million during the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $2.4 million, $2.8 million, $3.4 million during fiscal years September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007, total unrecognized compensation costs related to nonvested stock options and restricted stock was $6.1 million, which is expected to be recognized as an expense over a weighted average remaining amortization period of approximately 3.0 years.

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

Year Ended September 30, 2005
Risk-free interest rate	3.7%
Expected life (years)	4.0
Expected volatility	44%

        Pro forma results are as follows (in thousands, except per share amounts):

Year Ended September 30, 2005
Net loss, as reported	$(47,926)
Add: Employee stock-based compensation expense included in reported net loss	285
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(5,142)

Pro forma net loss	$(52,783)

Basic and diluted net loss per share, as reported	$(1.11)

Basic and diluted net loss per share, pro forma	$(1.22)

Shares used to compute basic and diluted loss per share	43,361

Deferred Stock-based compensation expense

        In 2001, the Company granted options to purchase 2,394,500 shares of the Company's stock with a weighted-average exercise price of $8.80, which was less than fair market value. The options granted at less than fair market value had a weighted average fair market value of $10.43, where fair market value was determined to be the closing share price on the date of grant. The difference between the grant price and the fair market value was amortized over the options vesting period. Employee stock-based compensation related to these options amounted to $97,000 in fiscal 2005.

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

  Protocom Development Systems Pty. Ltd.

        On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd. (Protocom) for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders under an earn-out provision if Protocom achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006.

        In July 2007, the Company and the former Protocom stockholders executed a release agreement, pursuant to which the Company agreed to pay $898,000 to the former Protocom stockholders in order to settle a dispute over the earn-out provisions in the acquisition agreement. We recorded the liability in the second quarter of fiscal 2007 as a general and administrative expense and a payment was made in the third quarter of fiscal 2007.

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

        The Company is amortizing the fair values of the developed technology and customer relationships over the estimated useful life of four years.

        Of the total purchase price, $782,000 was allocated to in-process research and development (IPR&D), which was expensed in the Company's fourth quarter ended September 30, 2005. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working solution in which there is no remaining risk relating to the development. At the time of acquisition, Protocom had two IPR&D efforts under way for current and future product suites. The estimated fair value of the projects was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 18%, which takes into consideration the stage of completion and the risks surrounding successful development and commercialization of the projects. At the time of the acquisition, it was estimated that these projects would be ready for release over the following seven months for a total cost of $1.0 million. At the time of the acquisition, the total project costs amounted to $477,000.

        The Company acquired Protocom to enhance its penetration in the enterprise single sign-on market, broaden its customer base and strengthen management, its product portfolio and domain expertise. Results of operations of Protocom are included in the results of operations of the Company from the closing date of August 5, 2005.

        The following unaudited pro forma financial information presents the combined results of operations of ActivIdentity and Protocom as if the acquisition had occurred as of the beginning of the periods presented. The information in fiscal 2005 amounts were derived from the audited statements of operations of ActivIdentity for fiscal 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of ActivIdentity that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of the Company.

(In thousands, except per share amounts)	Year Ended September 30, 2005
Net revenues	$51,718
Net loss	(55,683)
Basic and diluted loss per share	(1.24)

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

        The May 2004 loan constituted a reconsideration event in accordance with FIN No. 46R Consolidation of Variable Interest Entities. Accordingly, management determined that the total equity investment at risk in Aspace was not sufficient to permit Aspace to finance its activities without additional subordinated financial support provided by any party, including equity holders. The Company's variable interest in Aspace will absorb a majority of Aspace's expected losses. As a result, effective May 27, 2004, the Company was required to consolidate the financial results of Aspace. Fair value of Aspace's equity and intangible assets were based on independent valuations prepared using estimates and assumptions provided by management. Fair value of tangible assets and liabilities were determined by management using estimates of current replacement cost. The values of the intangible assets were established based on an independent valuation effective May 27, 2004 and recorded in the condensed consolidated financial statements as follows (in thousands):

Current assets	$214
Property and equipment	212
Other intangible assets subject to amortization:
Developed technology	1,246
Customer relationships	100
In process research and development costs	383
Goodwill	4,140

Total assets recorded upon consolidation	6,295
Current liabilities	(1,979)
Other investors' interest	(292)

Net assets consolidated	$4,024

        The Company is amortizing the fair values of the purchased technology and customer relationships over the estimated useful life of one to three years. Results of operations of Aspace are included in the results of operations of the Company from May 27, 2004 onwards.

        Approximately $383,000 of the enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of consolidation, the project had not reached technological feasibility and had no future alternative use. Accordingly, the value allocated to the project was charged to operations on the date of consolidation. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 30% to take into account the novelty of the technology, the extent of Aspace's familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project.

        On the date of consolidation, the Company recorded a liability of $292,000 related to other investors' 51% interest in Aspace. Generally accepted accounting principles require an allocation of the net loss of Aspace to the other investors to the extent they have net equity in Aspace that is recorded as a liability on the balance sheet of the Company. For the period May 27, 2004 to September 30, 2004, the Aspace loss recorded by the Company in its statement of operations was $3.0 million. The other investors' share in the loss was limited to $292,000, the amount of their share in the equity of Aspace. As a result, the other investors' net equity in Aspace was reduced to zero as of September 30, 2004.

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

        The fair value of the Company's common stock issued to Aspace shareholders as part of the initial consideration was determined based on the average closing price per share of the Company's common stock over a 5-day period beginning two trading days before and ending two trading days after the terms of acquisition were agreed and announced in December 2004. The fair value of the Company's common stock issued to Aspace shareholders as part of fulfilling an earn-out contingency was determined based on the average closing price per share of the Company's common stock over a 5-day period beginning two trading days before and ending two trading days after the fulfillment of the earn-out contingency in January 2005. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates from management.

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

        A total of $537,000 of the additional Aspace enterprise value was allocated to the estimated fair value of an in-process research and development project. At the date of acquisition, the project had not reached technological feasibility and had no alternative future use. Accordingly, the value allocated to the project was expensed to operations on the date of acquisition. The estimated fair value of the project was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of Aspace's familiarity with the technology, the stage of completion and the risks surrounding successful development and commercialization of the project. The Company began consolidating the operations of Aspace from May 2004, the date it became a variable interest entity under FIN 46R. As the acquisition of the remaining 51% equity interest resulted only in additional intangible assets of $8.3 million, goodwill of $5.3 million and additional amortization of intangible assets of $1.6 million in fiscal 2005, correspondingly pro forma results of operations are not presented. Subsequent to the purchase date, Aspace failed to satisfy an earn-out contingency, resulting in an impairment of the acquired intangible assets and goodwill. See further discussion in Note 8 and Note 9.

4. Short-term Investments

        Short-term investments consist of investments acquired with maturities exceeding three months and are classified available-for-sale. Short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. The gain or loss from sales of securities sold is recognized on the specific identification method. Our investments are primarily comprised of United States obligations, municipal government obligations, corporate securities and certificate of deposit. Declines in value on available-for-sale securities judged to be other than temporary are recorded in other income (expense), net. None of our marketable securities are deemed impaired as of September 30, 2007. There were no realized gains or losses in fiscal years 2007, 2006 and 2005.

        Short-term investments consist of the following (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$17,186	$1	$(3)	$17,184
Corporate notes and bonds	61,990	10	(23)	61,977
Certificate of deposit	11,931	4	(12)	11,923

	$91,107	$15	$(38)	$91,084

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$58,134	$1	$(342)	$57,793
Corporate notes and bonds	55,467	11	(77)	55,401
Certificate of deposit	3,387	—	(11)	3,376

	$116,988	$12	$(430)	$116,570

        The contractual maturities of available-for-sale debt securities as of September 30, 2007 were as follows (in thousands):

	Amortized cost	Estimated Fair Value
Within one year	$77,171	$77,140
Between one year and three years	2,507	2,515
More than three years	11,429	11,429

	$91,107	$91,084

5. Accounts Receivable and Customer Concentration

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Balance, beginning of period	$350	$207	$135
Amounts charged to expense (net of write-off)	111	267	262
Recoveries / Adjustments to Provision	(242)	(154)	—
Impact of exchange rate	18	30	(190)

Balance, end of period	$237	$350	$207

        The following customers accounted for 10% or more of accounts receivable:

	September 30,
	2007	2006
Customer A	18%	*
Customer B	14%	*
Customer C	*	29%
Customer D	*	17%

	32%	46%

*
Customer accounted for less than 10% of accounts receivable at the end of period

        The following customers accounted for 10% or more of revenue:

  Revenue

	Year Ended September 30,
	2007	2006	2005
Customer C	17%	14%	*
Customer E	*	*	10%
Customer A	12%	12%	*

	29%	26%	10%

*
Customer accounted for less than 10% of revenue during the period

6. Inventories, net

        Inventories consist of the following (in thousands):

	September 30,
	2007	2006
Components(1)	$974	$412
Finished goods(2)	1,172	1,221

	$2,146	$1,633

        As of September 30, 2007 and 2006, reserves for excess and obsolete inventory totaled: (1) $319,000 and $520,000, respectively, for components, and (2) $189,000 and $379,000, respectively, for finished goods.

7. Property and Equipment

        Property and equipment consist of the following (in thousands):

	Year Ended September 30,
	2007	2006
Computers and equipment	$12,624	$10,332
Furniture and fixtures	2,634	2,161
Leasehold improvements	465	487

Property and equipment, at cost	15,723	12,980
Less: accumulated depreciation	(11,456)	(9,368)

Property and equipment, net	$4,267	$3,612

8. Other Intangible Assets

        Other intangible assets consist of the following (in thousands):

	September 30, 2006	Additions	September 30, 2007
Gross Carrying Amount
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4659	—	4,659

Other intangible assets at cost	21,981	—	21,981

Accumulated Amortization
Acquired developed technology	(9,796)	(2,282)	(12,078)
Customer relationships	(1,536)	(186)	(1,722)
Patents	(819)	(667)	(1,486)

Total accumulated amortization	(12,151)	(3,135)	(15,286)

Other intangible assets, net	$9,830		$6,695

        The other intangible assets are amortized on a straight line basis over the estimated useful life of the intangible assets. Amortization expense of developed technology and patents of $2,949,000, $2,772,000 and $1,661,000 is included in the cost of revenue and amortization expense of other intangible assets of $186,000, $719,000 and $1,117,000 is included in operating expenses for fiscal years 2007, 2006 and 2005 respectively.

        Estimated amortization of developed technology and patents and other intangible assets is as follows (in thousands):

	Acquired developed technology and patents	Customer relationships
Fiscal years ending September 30,
2008	2,380	165
2009	2,168	140
2010	666	—
2011	666	—
2012	510	—

	$6,390	$305

        The useful life of developed technology, patents, customer contracts, and trade names and trademarks varies from one to six years. The weighted average remaining useful life of intangible assets at September 30, 2007 was 3.3 years.

        In March 2005, Aspace failed to satisfy an earn-out contingency set forth in the acquisition agreement, resulting in the Company revising its near term revenue forecast lower. Based on the updated revenue forecast, the Company determined that the carrying value of the intangible assets acquired from Aspace exceeded their fair values, resulting in impairment charges of $3.7 million and $2.4 million related to acquired developed technology and customer relationships, respectively, in the fiscal year ended September 30, 2005.

9. Goodwill

        Changes in goodwill are as follows (in thousands):

	Year Ended September 30,
	2007	2006
Balance, beginning of period	$35,874	$36,162
Other (see below)	—	(288)

Balance, end of period	$35,874	$35,874

        There have been no changes to the balance of goodwill during fiscal year 2007. During fiscal year 2006, the Company reduced goodwill by $83,000 as a result of purchase price adjustments of the Protocom acquisition due to changes in certain pre-acquisition assets and liabilities. Additionally, goodwill was reduced by $205,000 as a result of acquisition of approximately 173,000 shares of minority interest below their carrying values.

        Furthermore, in March 2005, the Company reassessed and reversed downward the near term revenue forecast for Aspace. Based on the updated revenue forecast, the Company recorded a goodwill impairment charge of $9.4 million during fiscal year 2005.

10. Sales Warranty Reserve

        Changes in sales warranty reserve are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Balance, beginning of period	$203	$99	$160
Warranty costs incurred	(30)	(17)	(74)
Additions related to current period sales (net of adjustments)	(115)	113	65
Impact of exchange rates	20	8	(52)

Balance, end of period	$78	$203	$99

        The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheet. During fiscal year 2007, the Company recorded approximately $28,000 of new provision and an adjustment of approximately $143,000 to the reserve balance to reflect current utilization run-rates.

11. Restructuring Liability

        The Company accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs associated with restructuring activities initiated on or after January 1, 2003 are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS 112, Employer's Accounting for Postemployment Benefits, when applicable. All restructurings subsequent to December 15, 2002 have been accounted for under SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved.

        The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring			2005 Restructuring		2006 Restructuring
	Facility Costs	Workforce Reduction	Project Termination	Facility Exit Costs	Workforce Reduction	Facility Costs	Workforce Reduction	Facility Costs	Total
Balances, December 31, 2003	$4,507	$—	$—	$—	$—	$—	$—	$—	4,507
Provision for restructuring expenses	—	3,079	40	400	—	—	—	—	3,519
Adjustments to accruals for changes in estimates	10	—	—	—	—	—	—	—	10
Cash payments	(519)	(2,597)	(40)		—	—	—	—	(3,156)
Non-cash charges	—	—	—	(13)	—	—	—	—	(13)

Balances, September 30, 2004	3,998	482	—	387	—	—	—	—	4,867
Provision for restructuring expenses	—	—	—	—	1,924	206	—	—	2,130
Adjustments to accruals for changes in estimates	87	—	—	265	—	—	—	—	352
Cash payments	(795)	(495)	—	(318)	(1,568)	—	—	—	(3,176)
Impact of exchange rates	—	13	—	39	(25)	(5)	—	—	22

Balances, September 30, 2005	3,290	—	—	373	331	201	—	—	4,195
Provision for restructuring expenses	—	—	—	—	—	—	680	127	807
Adjustments to accruals for changes in estimates	68	—	—	(13)	(10)	(39)	31	(39)	(2)
Cash payments	(614)	—	—	(177)	(262)	(164)	(705)	(92)	(2,014)
Impact of exchange rates	—	—	—	7	6	2	(6)	4	13

Balances, September 30, 2006	2,744	—	—	190	65	—	—	—	2,999
Provision for restructuring expenses	—	—	—	—	—	—	—	—	—
Adjustments to accruals for changes in estimates	—	—	—	—	—	—	—	—	—
Cash payments	(572)	—	—	(138)	—	—	—	—	(710)
Impact of exchange rates	—	—	—	12	6	—	—	—	18

Balances, September 30, 2007	2,172	—	—	64	71	—	—	—	2,307
Less current portion	(598)	—	—	(64)	(71)	—	—	—	(733)

Long-term portion	$1,574	$—	$—	$—	$—	$—	$—	$—	$1,574

2002 Restructuring

        In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.2 million as of September 30, 2007, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

        In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company has recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the three months ended March 31, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $64,000 as of September 30, 2007, for facility exit activities, will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

        In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000 and facility exit costs by $39,000. The term of the lease expired in August 2006 and at September 30, 2007 no liability exists for this facility.

2006 Restructuring

        In December 2005, the Company implemented an organizational restructuring to terminate 12 employees, of whom three were in sales and marketing, seven in research and development, and two in general and administrative functions and recorded a restructuring charge of $532,000 for workforce reduction. In January 2006, the Company recorded an additional restructuring charge of $148,000, which was increased during the quarter ended June 30, 2006 by approximately $31,000 when final cash severance payments were made. All terminated employees have left the Company. In January 2006, the Company vacated the remaining space of the facility in London and recorded a charge related to the remaining liability under the associated lease of $127,000 net of estimated sublease income. During 2006, the Company reduced the remaining liability for facility exit costs by $39,000. The term of the lease expired in August 2006 and at September 30, 2007 no liability exists for this facility.

12. Income Taxes

Income Taxes

        Income taxes consist of the following (in thousands):

	Year ended September 30, 2007	Year ended September 30, 2006	Year ended September 30, 2005
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	17	67	76
Deferred	—	—	—

	17	67	76

Foreign:
Current	412	311	179
Deferred	—	—	—

	412	311	179

Income taxes	$429	$378	$255

        Loss from continuing operations before income taxes, minority interest, and other investors' interest in Aspace Solutions Limited consists of the following (in thousands):

	Year ended September 30, 2007	Year ended September 30, 2006	Year ended September 30, 2005
Domestic	$(3,389)	$(20,126)	$(42,486)
Foreign	(5,492)	(2,072)	(5,230)

	$(8,881)	$(22,198)	$(47,716)

        The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to income before taxes is as follows (in thousands):

	Year ended September 30, 2007	Year ended September 30, 2006	Year ended September 30, 2005
Federal statutory tax benefit	$(3,122)	$(7,769)	$(16,701)
State taxes	17	36	10
Federal change in valuation allowance	789	6,810	11,226
Foreign losses not benefited	2,347	1,067	1,812
Federal R&D tax credit	(111)	(24)	(105)
Stock-based compensation	493	223	100
Other	16	35	152
In-process R&D	—	—	462
Impairment of Goodwill	—	—	3,299

	$429	$378	$255

        Deferred tax assets consist of the following (in thousands):

	September 30, 2007	September 30, 2006
Deferred tax assets:
Net operating loss carry-forwards	$69,590	$76,748
Tax credits	4,124	3,618
Timing differences in depreciation and amortization	626	999
Non-deductible accruals and reserves	3,096	5,377

Net deferred tax assets	77,436	86,742
Deferred tax liability: Other intangible assets	(1,151)	(2,439)

Net deferred tax assets	76,285	84,303
Valuation allowance.	(76,285)	(84,303)

Net deferred tax assets	$—	$—

        Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The Company recorded a decrease in valuation allowance of $8.0 million in fiscal 2007, an increase in the valuation allowance of $6.7 million in fiscal 2006, and an increase of $15.0 million in fiscal 2005. These decreases and increases in the valuation allowances were primarily the result of changes in net operating loss availability. The valuation allowance at September 30, 2007 includes $197,000 related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

        As of September 30, 2007, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration
United States—Federal	$88,730	2011 to 2027
United States—California	55,466	2012 to 2017
United States—Other States	5,660	2010 to 2027
France	87,302	No expiration
Australia	17,215	No expiration
United Kingdom	812	No expiration

        As of September 30, 2007 the Company had federal and State of California research and development tax credit carry-forwards of approximately $1.6 million and $2.0 million, respectively. The federal research and development tax credits will expire at various dates beginning in 2012. The State of California research and development tax credits have no expiration date.

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

13. Net Loss per Share

        The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended September 30,
	2007	2006	2005
Numerator:
Net loss	$(9,298)	$(22,472)	$(47,926)

Denominator:
Weighted average number of shares outstanding	45,694	45,307	43,361

Basic and diluted net loss per share	$(0.20)	$(0.50)	$(1.11)

        For the above periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. For the years ending September 30, 2007, 2006 and 2005, approximately 7.4 million, 6.7 million and 6.1 million potential common shares (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

14. Employee Retirement Plans

        The Company has agreed to a payment of a lump sum retirement indemnity to all employees located in France based upon years of service and compensation at retirement, though benefits do not vest prior to retirement. On September 30, 2007, the Company adopted certain provisions of SFAS 158, Employers'Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. At September 30, 2007, 2006 and 2005, a liability of $59,000, $92,000 and $62,000, respectively, was recorded for the benefit. These amounts represent 100% of the projected liability. The adoption of SFAS 158 during the fourth quarter of fiscal year 2007 did not have a material impact on the financial statements of fiscal 2007.

        The Company has a 401(k) profit sharing plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in any of the periods presented.

15. Commitments and Contingencies

Operating leases

        The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

        Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,
2008	$4,267
2009	3,785
2010	2,772
2011	1,121
2012	—
Thereafter	—

$11,945

        The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses (see Note 11). The Company anticipates receiving approximately $1.0 million sublease income related to these abandoned facilities.

        Gross rent expense under all operating leases was $3.0 million, $3.3 million and $3.2 million in fiscal 2007, 2006 and 2005 respectively.

Contingencies

        From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

        The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2007 or 2006.

        As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers' liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2007 or 2006.

16. Segment Information

        The Company operates in one operating segment of Digital Identity Solutions. Accordingly, the Company is disclosing information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Twelve months ended September 30, 2007
Total revenue	$24,276	$32,055	$3,222	$59,553
Capital expenditures	1,432	529	138	2,099
Depreciation and amortization of fixed assets	832	467	277	1,576
Twelve months ended September 30, 2006
Total revenue	$23,064	$26,503	$3,808	$53,375
Capital expenditures	1,519	276	352	2,147
Depreciation and amortization of fixed assets	645	549	310	1,504
Twelve months ended September 30, 2005(1)
Total revenue	$22,343	$18,127	$1,686	$42,156
Capital expenditures	306	444	48	798
Depreciation and amortization of fixed assets	805	1,035	46	1,886
September 30, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	7,017	1,008	4,041	12,066
Total assets	143,346	17,098	28,008	188,452
September 30, 2006
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	4,037	2,632	7,741	14,410
Total assets	149,406	19,258	32,324	200,988

(1)
The European geographic area includes the goodwill impairment charge of $9.4 million and the impairment of acquired intangible assets of $6.0 million in the year ended September 30, 2005.

        During fiscal year 2007, the United States, the United Kingdom and France accounted for 36%, 19% and 14% of the Company's net revenues, respectively. During fiscal year 2006, United States and United Kingdom accounted for 43% and 12% of the Company's net revenues, respectively. No other individual country accounted for more than 10% of net revenues in fiscal year 2006. In fiscal year 2005, only the United States accounted for more than 10% of net revenue at 53%.

17. Related Party Transactions

        Subsequent to the acquisition of Protocom on August 5, 2005, the Company paid in fiscal years 2007, 2006 and 2005 AUD 273,465, AUD326,676 and AUD54,232 or approximately USD 221,000, USD248,000 and USD42,000, respectively, in rent to a company in which Jason Hart is a major shareholder, for certain properties rented by the Company in Australia. The Company renewed the lease agreement for one of the buildings under lease for an additional three years during fiscal 2006 with a monthly rent of AUD 22,789, subject to inflationary increases. During that period, Mr. Hart served as a director and then as Chief Executive Officer of the Company. On October 18, 2007, the Company announced that Mr. Hart would resign as Chief Executive Officer as of November 1, 2007 but would remain a member of the Board of Directors.

        On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd. (Protocom) for cash of $21.0 million, 1,650,000 shares of its common stock, and incurred direct acquisition-related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, including Mr. Hart, under an earn-out provision if revenue from products originally developed by Protocom prior to the acquisition achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on the Company's calculations of qualifying revenues credited to this earn-out right, it concluded that the revenue targets had not been met and no additional consideration was owed. The Company notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom shareholder representative objected to certain items in the Company's calculation and asserted that the Company breached certain covenants in accordance with the purchase agreement. Based on these objections and assertions, the Protocom shareholder representative demanded that the full earn-out amount be paid and threatened to file suit against the Company. In July 2007, the Company and the former Protocom stockholders executed a release and the Company agreed to pay $898,000 in connection therewith. Mr. Hart was entitled to receive approximately 68.7% of the additional earn-out payments. In May 2007, however, Mr. Hart irrevocably waived his right to receive 84% of his interest in any earn-out payments. Mr. Hart received a portion of the settlement payment in accordance with his interest in the payment (68.7%) less his waiver of 84% of that interest.

18. Derivative Financial Instruments

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

19. Quarterly Results of Operations (Unaudited)

        A summary of quarterly financial information for each of the last two fiscal years is as follows. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005
	(In thousands, except per share amounts)
Total revenue	$13,770	$16,284	$14,884	$14,615	$17,868	$12,943	$11,092	$11,472
Cost of revenue	4,352	6,018	5,684	4,501	5,004	5,889	4,591	4,336
Gross margin	9,418	10,266	9,200	10,114	12,864	7,054	6,501	7,136
Loss from operations	(4,215)	(5,374)	(5,308)	(3,632)	(1,701)	(7,311)	(9,119)	(8,934)
Net loss	(1,746)	(2,722)	(3,436)	(1,394)	(343)	(5,261)	(8,282)	(8,586)
Basic and diluted net loss per share*	$(0.04)	$(0.06)	$(0.08)	$(0.03)	$(0.01)	$(0.12)	$(0.18)	$(0.19)

*
The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total period due to the effects of rounding.

        During the fourth quarter of fiscal 2007, we discovered that the method used to record cash flows from operating activities did not conform to SFAS 95, Statement of Cash Flow, as it did not reflect the unrealized foreign exchange gains as an adjustment to net loss. As a result, we have recalculated the amounts for all previously reported quarters of fiscal 2006 and 2007 reflecting the correct methodology under SFAS 95. These recalculations involved segregating the effect of exchange rate changes on cash versus the unrealized foreign exchange gains or losses from operating activities. In addition, we have identified and corrected an understatement of source of cash from accrued compensation and related benefits by $300,000 for the second quarter of fiscal 2007. These aforementioned restatements did not impact net loss per share or stockholders' equity for the corresponding periods. The presentation in prior periods has been conformed; however, the amounts were not material to any of the periods presented.

        The following table presents the impact of the adjustments on our previously reported cash flows from operating activities for the nine months ended June 30, 2007 and 2006 (in thousands):

	For the nine months ended June 30, 2007			For the nine months ended June 30, 2006
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Unrealized gain on foreign currency transactions	$—	$(2,394)	$(2,394)	$—	$(164)	$(164)
Accrued compensation and related benefits	(147)	300	153	(895)	—	(895)
Cash flows provided by (used in) operations	4,498	(2,094)	2,404	(15,137)	(164)	(15,301)
Effect of exchange rate on operating cash flows	(1,612)	2,094	482	(99)	164	65

        The following table presents the impact of the adjustments on our previously reported cash flows from operating activities for the six months ended March 31, 2007 and 2006 (in thousands):

	For the six months ended March 31, 2007			For the six months ended March 31, 2006
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Unrealized gain on foreign currency transactions	$—	$(1,291)	$(1,291)	$—	$856	$856
Accrued compensation and related benefits	(378)	300	(78)	(1,163)	—	(1,163)
Cash flows provided by (used in) operations	3,966	(991)	2,975	(13,975)	856	(13,119)
Effect of exchange rate on operating cash flows	(570)	991	421	851	(856)	(5)

        The following table presents the impact of the adjustments on our previously reported cash flows from operating activities for the three months ended December 31, 2006 and 2005 (in thousands):

	For the three months ended December 31, 2006			For the three months ended December 31, 2005
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Unrealized gain on foreign currency transactions	$—	$(971)	$(971)	$—	$650	$650
Cash flows provided by (used in) operations	9,360	(971)	8,389	(7,956)	650	(7,306)
Effect of exchange rate on operating cash flows	(636)	971	335	557	(650)	(93)

20. Subsequent Events

        On October 18, 2007, the Company announced that Jason Hart would resign as Chief Executive Officer as of November 1, 2007 and that Thomas Jahn would be appointed Chief Executive Officer on that date. Mr. Jahn previously served as the Company's Chief Operating Officer. In connection with the termination of Mr. Hart's employment, the Company agreed to pay Mr. Hart severance in an amount equal to one year of base salary which is $290,000 and to provide for continued health insurance coverage for up to one year. Mr. Hart executed a release in consideration for the severance payments.

        On December 5, 2007, we announced a cost cutting plan to be implemented in the first and second quarter of fiscal 2008. The plan is expected to reduce worldwide headcount and to streamline certain business functions. We currently estimate that there will be severance costs associated with this plan in the range of $2.0 to $2.5 million.