Form 10-K/A
period 2006-09-30
ACTIVIDENTITY CORP
filed 2007-12-20
CIK 1183941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

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

The aggregate market value of Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $221 million based upon the closing sales price of the common stock as reported on the Nasdaq Global Market on such date. Shares of the Registrant’s common stock held by officers subject to Section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2007, the Registrant had outstanding 45,744,523 shares of common stock.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed for the sole purpose of including an unredacted copy of a Patent Purchase and Assignment Agreement dated July 6, 2006 that was originally filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission on December 29, 2006.  In the original filed Exhibit 10.16, we omitted certain confidential information and had sought confidential treatment with respect to such information under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  We have withdrawn our confidential treatment request and have included Exhibit 10.16 in its entirety without redaction.  We have made no other changes to the previously filed Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report.

3.     Exhibits

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation of ActivCard Corp.

3.2 (2)	Bylaws of ActivCard Corp.

4.1 (1)	Specimen common stock certificate (front and reverse)

4.2 (1)	Form of ActivCard Corp. Director Common Stock Warrant

4.3 (3)	Form of ActivCard Corp. Common Stock Warrant

10.1 (1)	2002 Stock Option Plan of ActivCard Corp.

10.2 (1)	Lease Agreement, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000

10.3 (1)	Lease Agreement between Axa Conseil Vie S.A. and ActivCard S.A. and Addendums thereto dated June 6, 2000 and April 18, 2001 (English translation) dated April 15, 1997

10.5 + (4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996

10.6 (1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002

2

10.9 (5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003

10.10 (6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers’ and ActivCard Corp. dated July 26, 2005

10.11 (7)	2004 Equity Incentive Plan of ActivCard Corp.

10.12 (8)	Form of Restricted Stock Unit Director Grant Agreement

10.13 (3)	Form of Restricted Stock Unit Grant Agreement

10.14 (9)	Employment Agreement between Jason Hart and ActivCard, Inc. dated August 5, 2005

10.15 (10)	Employment Agreement between Thomas Jahn and ActivCard, Inc. dated August 23, 2005

10.16 *	Patent Purchase and Assignment Agreement dated July 6, 2006

21.1 (11)	Subsidiaries of Registrant

23.1 (11)	Consent of Independent Registered Public Accounting Firm

24.1 (11)	Power of Attorney (contained on signature page)

31.1 *	Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Confidential treatment has been granted with respect to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-100067).
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-105558).
(3)	Incorporated by reference from the Registrant’s Annual Report on form 10-KT filed December 14, 2004.
(4)	Incorporated by reference from ActivCard S.A.’s Registration Statement on Form F-1 (File No. 333-11540).
(5)	Incorporated by reference from the Registrant’s Annual Report of Form 10-K, filed March 15, 2004.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed July 27, 2005.
(7)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A, filed July 12, 2004.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed November 5, 2004.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed August 9, 2005.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed December 28, 2005.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed December 29, 2006.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 20th day of December, 2007.

ACTIVIDENTITY CORPORATION

By:	/s/ MARK LUSTIG
Mark Lustig
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	THOMAS JAHN	Chief Executive Officer and Chief Operating Officer	December 20, 2007
Thomas Jahn		(Principal Executive Officer)

/s/	MARK LUSTIG	Chief Financial Officer	December 20, 2007
Mark Lustig		(Principal Financial and Accounting Officer)

/s/	*	Chairman of the Board of Directors	December 20, 2007
Richard A. Kashnow

/s/	*	Director	December 20, 2007
Jason Hart

/s/	*	Director	December 20, 2007
Jim Frankola

/s/	*	Director	December 20, 2007
James E. Ousley

/s/	*	Director	December 20, 2007
Richard White

* By: /s/	MARK LUSTIG	Attorney-In-Fact	December 20, 2007
Mark Lustig

4