Form 10-Q
period 2007-12-31
ACTIVIDENTITY CORP
filed 2008-02-11
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

As of January 31, 2008, the Registrant had outstanding 45,780,079 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2007

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2007	2007 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,726	$30,639
Short-term investments	86,600	91,084
Accounts receivable, net of allowance for doubtful accounts	13,321	14,566
Inventories, net	2,200	2,146
Prepaid and other current assets	1,554	2,077
Total current assets	138,401	140,512

Property and equipment, net	3,829	4,267
Other intangible assets, net	6,052	6,695
Other long-term assets	1,105	1,104
Goodwill	35,874	35,874
Total assets	$185,261	$188,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,369	$2,116
Accrued compensation and related benefits	6,376	6,942
Current portion of accrual for restructuring liability	659	733
Accrued and other current liabilities	3,965	3,484
Current portion of deferred revenue	10,674	10,349
Total current liabilities	23,043	23,624

Deferred revenue, net of current portion	3,511	2,752
Accrual for restructuring liability, net of current portion	1,425	1,574
Long-term deferred rent	706	705
Other long-term liabilities	479	—
Total liabilities	29,164	28,655
Minority interest	346	354

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,747,855 and 45,732,623 issued and outstanding at December 31, 2007 and September 30, 2007, respectively	46	46
Additional paid-in capital	424,039	423,242
Accumulated deficit	(250,543)	(246,501)
Accumulated other comprehensive loss	(17,791)	(17,344)
Total stockholders’ equity	155,751	159,443
Total liabilities and stockholders’ equity	$185,261	$188,452

(1) Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended
	December 31,
	2007	2006

Revenue:
Software	$5,928	$6,780
Hardware	4,182	3,729
Maintenance and support	5,323	4,106
Total revenue	15,433	14,615

Cost of revenue:
Software	873	756
Hardware	2,367	1,906
Maintenance and support	1,910	1,047
Amortization of acquired developed technology and patents	602	792
Total cost of revenue	5,752	4,501
Gross profit	9,681	10,114

Operating expenses:
Sales and marketing	6,899	5,820
Research and development	4,753	4,993
General and administration	3,114	2,885
Restructuring expense (recovery)	(73)	—
Amortization of acquired intangible assets	41	48
Total operating expenses	14,734	13,746
Loss from operations	(5,053)	(3,632)

Other income (expense):
Interest income, net	1,620	1,388
Other income (expense), net	(477)	867
Total other income, net	1,143	2,255
Loss before income tax and minority interest	(3,910)	(1,377)
Income tax provision	(43)	(15)
Minority interest	6	(2)
Net loss	$(3,947)	$(1,394)
Basic and diluted net loss per share	$(0.09)	$(0.03)
Shares used to compute basic and diluted net loss per share	45,741	45,625

Other comprehensive income (loss):
Net Loss	$(3,947)	$(1,394)
Unrealized (loss) gain on short-term investment, net	(924)	35
Foreign currency translation gain (loss)	477	(835)
Comprehensive loss	$(4,394)	$(2,194)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in Thousands)

	Three Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss from operations	$(3,947)	$(1,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities used by operating activities:
Depreciation and amortization of fixed assets	469	399
Amortization of acquired developed technology and patents	602	792
Non-realized foreign exchange loss (gain)	362	(971)
Amortization of acquired intangible assets	41	48
Stock-based compensation expense	772	711
Loss on disposal of property and equipment	21	—
Minority interest in ActivIdentity Europe S.A	(6)	2
Changes in:
Accounts receivable	1,297	8,845
Inventories	(32)	(613)
Prepaid and other current assets	343	148
Accounts payable	(755)	1,633
Accrued compensation and related benefits	(571)	(701)
Accrual for restructuring liability	(225)	(165)
Accrued and other liabilities	945	219
Deferred revenue	1,063	(564)
Net cash provided by operating activities	379	8,389

Cash flows from investing activities:
Purchases of property and equipment	(55)	(846)
Purchases of short-term investments	(23,062)	(34,515)
Proceeds from sales and maturities of short-term investments	26,805	32,041
Other long-term assets	1	—
Net cash provided by (used in) investing activities	3,689	(3,320)

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	25	—
Net cash provided by financing activities	25	—
Effect of exchange rate changes	(6)	335
Net increase in cash and cash equivalents	4,087	5,404
Cash and cash equivalents, beginning of period	30,639	11,477
Cash and cash equivalents, end of period	$34,726	$16,881

Supplemental disclosures:
Cash paid for income taxes	$82	$240

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. Nature of Business

ActivIdentity Corporation is a provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-consumer and government-to-citizen solutions.

Our ActivIdentity® solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services.

Our products enable strong authentication utilizing a range of security methods and devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin ® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications and physical locations.

Our ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies and regulatory compliance.

2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of September 30, 2007, which has been derived from audited financial statements. The unaudited interim condensed consolidated statements of operations and comprehensive losses and cash flows for the three months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2008.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.  In addition, upon the adoption of FIN 48, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

4. Stock-Based Compensation

Equity Compensation Plans

Warrants

Warrant issued to service provider:  In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. No other warrants were granted during periods presented nor do any other warrants remain outstanding.

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of December 31, 2007, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan. As of December 31, 2007, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which, 9.2 million shares were subject to outstanding awards and 3.4 million shares were available for future grants under the Company’s 2004 Equity Plan.

Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options granted under these plans vested over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted on Nasdaq Europe during the twenty trading days prior to the date of grant. The Company has made no grants under the stock options plans established prior to 2002 during any of the periods presented.

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

Activity under the Company’s stock equity plans is as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2007	7,226,603	$5.75
Granted	428,000	4.12
Exercised	(4,781)	3.77
Forfeited	(446,143)	8.52
Outstanding at 12/31/2007	7,203,679	$5.48	$394
Excercisable at 12/31/2007	3,296,584	$6.49	$186

Stock options outstanding and exercisable as of December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.30-4.23	1,312,796	7.44	$3.66	421,165	$3.45
4.24-5.00	3,007,440	6.04	4.46	591,839	4.36
5.01-6.82	1,232,743	5.62	6.19	806,508	6.52
7.10-8.95	1,404,000	4.06	7.87	1,230,372	7.75
9.04-17.77	246,700	2.70	10.40	246,700	10.40
	7,203,679	5.72	$5.48	3,296,584	$6.49

Restricted stock and restricted stock units:

We periodically grant awards of restricted stock, which are issued but subject to vesting requirements, and restricted stock units, which resulting the issuance of shares without an exercise price upon the satisfaction of vesting requirements. Vesting may be time-based, performance-based or a combination of the two. During the first quarter of fiscal year 2008, 50,000 restricted stock units valued at a total of $206,000 were granted at no cost to the board members. Theses awards will vest monthly over one year.

A summary of the status of the Company’s restricted stock and restricted stock units as of December 31, 2007 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2007	216,014	$4.75
Granted	50,000	4.12
Vested	(21,319)	4.96
Nonvested at December 31, 2007	244,695	$4.60

Adoption of SFAS 123(R)

On October 1, 2005, we adopted SFAS 123 (R), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended December 31, 2007 and 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

For restricted unit awards that carry a market based performance aspect, the fair value of the award was based on the results of a market simulation model that evaluated the probability that the requisite market conditions needed for vesting would be achieved. The model used multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date The inputs to the model included the Company’s stock price on the grant date, the historical volatility of the Company’s stock price over a period of time corresponding to the vesting period of the unit award as of the grant date and the risk free interest rate, based on U.S. Treasury rates, as of the grant date whose applicable term also matched the vesting period. Based on whether the requisite market conditions were achieved during the multiple simulations the model produced an expected future value of the stock on the vesting date. This future value was discounted back to the grant date and used as the requisite fair value of the unit award.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended
	December 31,
	2007	2006
Risk-free interest rate	3.45%-4.18%	4.55%-4.56%
Expected life (years)	4.78-5.20	4.80-5.40
Dividend Yield	0.00%	0.00%
Expected volatility	40.19%-40.41%	50.10%-55.00%
Weighted average expected volatility	40.40%	51.60%
Weighted average estimated forfeiture rate	41.40%	19.90%

The following table summarizes stock-based compensation expense related to employee stock options, warrants and restricted stock units under SFAS 123(R) for the three months ended December 31, 2007 and 2006, which was allocated as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(in thousands)
Cost of sales—software	$34	$32
Cost of sales—hardware	17	10
Cost of sales—support and maintenance	31	21
Stock-based compensation expense included in cost of sales	82	63
Research and development	222	218
Sales and marketing	170	136
General and administrative	298	294
Stock-based compensation expense included in operating expenses	690	648
Stock-based compensation expense related to employee stock options	$772	$711

As of December 31, 2007, total unrecognized compensation costs related to non-vested stock options and restricted stock was $5.9 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.8 years. The weighted average grant date fair value of options granted during the three months ended December 31, 2007 and 2006 was $4.12 and $2.26, respectively.

5. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2007	$237
Amounts charged to expense (net of write-off)	(2)
Recoveries / Adjustments to Provision	(80)
Impact of exchange rate	(3)
Balance, December 31, 2007	$152

Accounts receivable from significant customers in excess of 10% of total account receivable for the respective periods are summarized as follows:

	December 31,	September 30,
	2007	2007
Customer A	12%	*
Customer B	*	18%
Customer C	*	14%
	12%	32%

* Customer accounted for less than 10%

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	December 31,
	2007	2006
Customer A	12%	17%
Customer B	13%	14%

6. Inventories, net

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2007	2007
Components (1)	$1,117	$974
Finished goods (2)	1,083	1,172
	$2,200	$2,146

As of December 31, 2007 and September 30, 2007, reserves for excess and obsolete inventory totaled: (1) $326,000 and $319,000, respectively, for components, and (2) $201,000 and $189,000, respectively, for finished goods.

7. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2007	Additions	December 31, 2007
Gross Carrying Amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4,659	—	4,659
Other intangible assets at cost	21,981	—	21,981
Accumulated Amortization
Acquired developed technology	(12,078)	(435)	(12,513)
Customer relationships	(1,722)	(41)	(1,763)
Patents	(1,486)	(167)	(1,653)
Total accumulated amortization	(15,286)	$(643)	(15,929)
Other intangible assets, net	$6,695		$6,052

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At December 1, 2007, the Company performed an impairment review of our intangible assets and determined that no impairment on the carrying values of intangible assets of $6.1 million existed as of that date. The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships
2008 (remaining 9 months)	$1,778	$124
2009	2,168	140
2010	666	—
2011	666	—
Thereafter	510	—
	$5,788	$264

8. Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. At December 1, 2007, the Company performed the annual impairment review of goodwill and determined that no impairment on the carrying values of goodwill of $35.9 million existed as of that date. The Company will continue to evaluate goodwill on an annual basis as of December 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

9. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2007	$78
Warranty costs incurred	(3)
Additions related to current period sales (net of adjustments)	19
Impact of exchange rates	—
Balance, December 31, 2007	$94

For the three months ended December 31, 2007, the Company recorded approximately $19,000 of new provision and incurred approximately $3,000 of warranty expenses. The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheets.

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

	2002 Restructuring	2004 Restructuring	2005 Restructuring
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Total
Balances, September 30, 2006	2,744	190	65	2,999
Cash payments	(572)	(138)	—	(710)
Impact of exchange rate changes	—	12	6	18
Balances, September 30, 2007	2,172	64	71	2,307
Adjustments to accruals for changes in estimates	—	—	(73)	(73)
Cash payments	(145)	(7)	—	(152)
Impact of exchange rate changes	—	—	2	2
Balances, December 31, 2007	2,027	57	—	2,084
Less current portion	(602)	(57)	—	(659)
Long-term portion	$1,425	$—	$—	$1,425

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $2.0 million as of December 31, 2007, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement.

Relating to the 2004 restructurings, the Company recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, three in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the year ended September 30, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $57,000 as of December 31, 2007 for facility exit activities will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

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

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and one in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. When the final cash payments related to the facility exit costs were completed in fiscal year 2006 the facility exit costs were reduced by $39,000. The term of the lease expired in August 2006 and at December 31, 2007 no liability exists for this facility. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000 and $68,000 remained for a pending legal settlement for one employee. In the first quarter of fiscal 2008, the Company eliminated the remaining workforce reduction liability by $73,000 following a favorable legal settlement. At December 31, 2007, no liability related to workforce reduction remained for this restructuring plan.

11. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	December 31,
	2007	2006
Numerator:
Net loss	$(3,947)	$(1,394)
Denominator:
Weighted average number of shares outstanding	45,741	45,625
Basic net loss per share	$(0.09)	$(0.03)
Diluted net loss per share	$(0.09)	$(0.03)

For the above periods, the Company had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. At December 31, 2007 and 2006, approximately 7.5 million and 6.2 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, were excluded from the determination of diluted net loss per share as the effect of such shares was anti-dilutive.

12. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,
2008 (remaining 9 months)	$3,214
2009	3,794
2010	2,772
2011	1,121
2012	—
Thereafter	—
$10,901

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses (see Note 10).

Gross rent expense under all operating leases was $0.8 million and $0.7 million respectively for the three months ended December 31, 2007 and 2006, respectively.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at December 31, 2007 or September 30, 2007.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at December 31, 2007 or September 31, 2007.

13. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total

Three months ended December 31, 2007
Total revenue	$6,410	$8,144	$879	$15,433
Capital expenditures	(8)	45	18	55
Depreciation and amortization of fixed assets	232	107	130	469

Three months ended December 31, 2006
Total revenue	$5,802	$7,996	$817	$14,615
Capital expenditures	589	217	40	846
Depreciation and amortization of fixed assets	211	109	79	399

December 31, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	6,589	942	3,455	10,986
Total assets	138,975	18,269	28,017	185,261

September 30, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	7,017	1,008	4,041	12,066
Total assets	143,346	17,098	28,008	188,452

During the three months ended December 31, 2007 and 2006, the United States, France, and the United Kingdom accounted for 29%, 15% and 11% compared to 40%, 18%, and 16% respectively, of the Company’s total net revenue. No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

14. Concentration of Credit Risk

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

A portion of our investment portfolio is invested in auction-rate securities, which are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.  If there is insufficient demand for the securities at the time of an auction, the auction may not be completed (also known as failing to settle) and the interest rates may be reset to predetermined “penalty” rates. During the three months ended December 31, 2007, $30.8 million of the Company’s $50.7 million auction rate securities, had failed to settle in auctions. These failures began as early as August 2007 for some of these issues. As a result of these failed auctions, the Company now earns a penalty interest rate of LIBOR plus 150 basis points on these specific investments. However, these affected securities are currently not liquid, as no existing bids are available for any of these noted securities, even at a discount to their face value. Specifically, the affected securities are as follows:  Athilon 05 B, Primus Notes A, Ballantyne B and D, Double Oak 2007-I, Inc 2003-5, Potomac 04 II, III and XI, and RMI 2006-3. Two of these noted securities, representing approximately $12.0M, are insured by Ambac Financial Group and three of the holdings, representing the balance of approximately $14.0M are insured by MBIA.  As of January 31, 2008, our broker reported that Ambac was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch and that MBIA was rated AAA by Moody’s Standard and Poor’s, and Fitch.  Although these insurers are highly rated, they are both widely reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. Although the securities were rated AAA when they were initially issued, in part due to the insurance provided by MBIA and Ambac, these securities have not been re-rated and we do not currently know what rating these securities would have today if reassessed by a ratings agency.   The auction rate securities held by us that have not failed to settle do remain liquid.  In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful.  Therefore, the Company has reduced the carrying value of these investments by approximately $945,000 as of December 31, 2007 through other comprehensive income, so as to reflect the company’s present view that this impairment is of a temporary nature. It is also the case that, as of January 31, 2008, we have subsequently received a report from our broker that the value of the securities had further declined by approximately $1.4 million, though our brokers have advised us that the ratings of these underlying securities remain at AAA, when considering the effect of the insurers, as rated by Moody and Standard and Poor. One of these issues, making up $5.8M of the $30.8M securities that have failed in auction, are presently rated at AA by Fitch as of January 31, per our broker, also when considering the insurance.  At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, though the market for these investments is presently uncertain.  In any event, the Company does not have a present need to access these funds for operational purposes during the time that these investments are expected to remain illiquid.  Nevertheless, the Company will continue to carefully monitor and evaluate these investments on an ongoing basis for further impairment or for a short term to a long term reclassification. If a liquid market does not develop for these securities, we could be required to hold them to maturity.

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

15. Subsequent Event

On January 29, 2008, the Company filed its definitive proxy statement relating to the 2008 Annual Meeting of Stockholders. The 2008 Annual Meeting will be held at the Company’s corporate headquarters at 10:00 a.m. local time on Thursday, March 13, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

ActivIdentity Corporation is a provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-consumer and government-to-citizen solutions.

Our ActivIdentity® solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services.

Our products enable strong authentication utilizing a range of security methods and devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin ® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications and physical locations.

Our ActivIdentity customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies and regulatory compliance.

More than 15 million users and 4,000 customers at businesses, government agencies, and financial institutions worldwide rely on solutions from ActivIdentity to safely and efficiently interact electronically.

Results of operations

Revenue

Total revenue, period-over-period changes and mix by type are as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Software	$5,928	$6,780	$(852)	-13%
Hardware	4,182	3,729	453	12%
Maintenance and support	5,323	4,106	1,217	30%
Total revenue	$15,433	$14,615	$818	6%

	Three Months Ended
	December 31,
	2007	2006
Software	38%	46%
Hardware	27%	26%
Maintenance and support	35%	28%
	100%	100%

Software revenue is comprised of sales of standard software and professional services associated with customization, installation and integration. The decrease in software revenue in absolute dollars and as a percent of total revenue in the three months ended December 31, 2007 compared to the same period in the prior year was primarily due to lower year over year revenue generated from Card Management and Single Sign On products.

Hardware revenue is comprised of tokens, readers, smart cards and related equipment. In absolute dollars, the increase in hardware revenue in the three months ended December 31, 2007 compared to the same period in the prior year was primarily due to an increase in the demand for two-factor authentication (smart cards) sold primarily to one customer in North America. As a percentage of total revenue, hardware revenue was slightly higher year over year.

Maintenance revenue is comprised of software customer support agreements. The increase in maintenance and support revenue, both in absolute dollars and as a percentage of total revenue, in the three months ended December 31, 2007 compared to the same period in the prior year was primarily due to software licensing revenues and maintenance contract renewals from a growing installed base of customers.

Period-over-period changes in revenue by geography and as a percentage of total revenue, is as follows (dollars in thousands):

	Three Months Ended
	December 31,			Percentage
	2007	2006	Increase	Change
North America	$6,410	$5,802	$608	10%
Europe	8,144	7,996	148	2%
Asia Pacific	879	817	62	8%
Total revenue	$15,433	$14,615	$818	6%

	Three Months Ended
	December 31,
	2007	2006
North America	41%	40%
Europe	53%	55%
Asia Pacific	6%	5%
	100%	100%

North America, as a percent of total revenue and in absolute dollars, increased during the three months ended December 31, 2007 when compared to the same period in the prior year, primarily as a result of growing demand for our solutions in the enterprise sector.

Europe, as a percent of total revenue, decreased during the three months ended December 31, 2007 when compared to the same period in the prior year primarily as a result of higher revenue in the first quarter of fiscal year 2008 from North America. In absolute dollars, European revenue saw an increase of approximately $148,000. The increase was due primarily to foreign exchange gains as a result of the weakened U.S. dollar.

Revenue generated from the Asia Pacific region was slightly higher year over year both in absolute dollars and as a percent of total revenue. The increase was largely due to foreign exchange gains resulted from the weakened U.S. dollar.

Period-over-period changes in revenue by customer type and as a percentage of total hardware and software revenue, is as follows (dollars in thousands

	Three Months Ended
	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Enterprise	$5,868	$4,767	$1,101	23%
Government	2,580	3,419	(839)	-25%
Financial	1,662	2,323	(661)	-28%
Total hardware and software revenue	$10,110	$10,509	$(399)	-4%

	Three Months Ended
	December 31,
	2007	2006
Enterprise	58%	45%
Government	26%	33%
Financial	16%	22%
	100%	100%

The increase, both in absolute dollars and as a percent of total product revenue, in the enterprise sector during the three months ended December 31, 2007 when compared to the same period in the prior year was mainly due to the strength seen in the enterprise sector with respect to smart cards in North America. The decrease, both in absolute dollars and as a percent of total hardware and software revenue, in the government sector during the three months ended December 31, 2007 when compared to the same period in the prior year was mainly attributable to the first quarter of fiscal year 2007, which was characterized by higher revenue generated from the sale of employee identification solutions to European government agencies that did not recur in the first quarter of fiscal year 2008. In absolute dollars and as a percent of total product revenue, the financial sector experienced a decrease when compared to the same period in the prior year. This was the result of the first quarter of fiscal year 2007, which was characterized by strong software sales to the European banking industry that did not recur in the first quarter of fiscal year 2008.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ending
	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Software	$873	$756	$117	15%
As a percentage of software revenue	15%	11%
Hardware	$2,367	$1,906	461	24%
As a percentage of hardware revenue	57%	51%
Maintenance and support	$1,910	$1,047	863	82%
As a percentage of maintenance and support revenue	36%	25%
Amortization of acquired developed technology and patents	602	792	(190)	-24%
Total cost of revenue	$5,752	$4,501	$1,251	28%

Cost of software revenue includes the cost of professional services associated with the customization, installation and integration services. The software margin decrease during the three months ended December 31, 2007 from the same period in the prior year resulted primarily from lower stand-alone sales of software, which results in relatively greater installation and customization costs per sale.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products as well as logistics, operations, and adjustments to reserves for warranty and inventory. Our smart card and reader revenues reflect products manufactured for us by original equipment manufacturers. These products tend to have lower margins compared to tokens that are manufactured for us by contract manufacturers, which yield higher gross margins. During the three months ended December 31, 2007, cost of hardware revenue, in absolute dollars, was up by approximately $0.5 million when compared to the same period in the prior year. This was a result of higher volume of hardware revenue. Hardware margins decreased compared to the same period in the prior year due to the mix of products. Revenue for the first quarter of fiscal year 2008 included a large sales volume of smart cards, which tend to have lower margins.

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing support and on-site consulting services. In absolute dollars, for the three months ended December 31, 2007, cost of maintenance and support revenue increased by $0.9 million compared to the same period in the prior year. This resulted from an increase in sustaining engineering costs incurred by our development team during the first fiscal quarter of 2008 on a larger installed base, and a more detailed review of engineering activities during the period. Margins on maintenance and support revenue decreased to 64% in the first quarter of fiscal year 2008 from 75% in the same period in the prior year. We expect that margins on maintenance will fluctuate in the future based on the activities required to sustaining engineering.

Amortization of acquired developed technology includes amortization of technology capitalized in our historical acquisitions and purchases of certain patents and related intellectual property from a third party. Amortization expense decreased by approximately $0.2 million during the three months ended December 31, 2007 compared to the same period in the prior year. The decrease is in line with the scheduled amortization of acquired intangibles.

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
Sales and marketing	$6,899	$5,820
Percentage change from comparable prior period	19%
As a percentage of net revenue	45%	40%
Headcount, end of period	107 (1)	107	(1)

(1)                      Excludes 19 customer support employees at December 31, 2007 and 2006. The costs related to these employees are allocated to cost of revenues.

Sales and marketing expenses increased by approximately $1.1 million, or 19% during the three months ended December 31, 2007 compared to the same period in the prior year. This was due primarily to $0.4 million of higher salary expense caused by the decline in the value of the U. S. dollar and its related impact on salaries and expenses paid in foreign currencies, as well as merit increases. Approximately $0.4 million severance expense related to the staff reduction initiative that began in the first quarter of fiscal year 2008 also contributed to the increase. The remaining $0.3 million year-over-year increase is associated with higher commissions on higher revenue, higher consulting fees and higher facilities and IT allocations.

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and an allocation of facilities and information technology costs. The focus of our research and development efforts is to bring new products, as well as new versions of existing products, to market, in order to address customer demand as well as to provide ongoing support to existing products.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
Research and development	$4,753	$4,993
Percentage change from comparable prior period	-5%
As a percentage of net revenue	31%	34%
Headcount, end of period	127	135

Research and development expenses decreased by approximately $0.2 million, or 5% during the three months ended December 31, 2007 compared to the same period in the prior year.  Gross spending increased approximately $0.5 million due to an increase in salary expense resulting from the effect of merit increases and currency fluctuations, as well as an increase in severance resulting from the implementation of the staff reduction initiative announced in the first quarter of fiscal year 2008. Offsetting these increases in gross spending were increased support and sustaining engineering efforts made by our development team, the costs of which were absorbed into costs of sales.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
General and administration	$3,114	$2,885
Percentage change from comparable prior period	8%
As a percentage of net revenue	20%	20%
Headcount, end of period	44	43

General and administrative expenses increased by approximately $0.2 million during the three months ended December 31, 2007 compared to the same period in the prior year mainly due to an increase in patent expense, an increase in facilities and IT allocation and an increase in payroll related costs as a result of the weakened U.S. Dollar, as well as the effect of merit increases. Comparing the first quarter of fiscal year 2008 to the first quarter of fiscal year 2007, there was an increase in professional consulting fees related to the implementation of FIN 48. However, costs associated with Sarbanes-Oxley Act compliance decreased by about the same magnitude. As a result, general and administrative expenses related to professional consulting were relatively flat year over year.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any.

Restructuring expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
Restructuring expenses (recovery)	$(73)	$0
Percentage change from comparable prior period	—
As a percentage of net revenue	0%	0%

During the three months ended December 31, 2007, the Company reversed an accrual for a potential liability related to ongoing legal proceedings brought by a terminated employee in France. The court hearing the case ruled in favor of the Company and the case was settled. No charges for restructuring activities were recorded during the three months ended December 31, 2006.

Although we do not expect to incur any significant additional charges related to our previous restructurings, a change in the estimated sublease income from, or time required to sublease our exited facilities, or any other changes could result in future charges to our statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions.

Amortization of acquired intangibles and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
Amortization of acquired intangible assets	$41	$48
Percentage change from comparable prior period	-15%
As a percentage of net revenue	0%	0%

Interest income (expenses)

Interest income (expense) consists of interest income on our cash, cash equivalents, and short-term investments as well as gains or losses on foreign exchange transactions and investments.

Interest income and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
Interest income	$1,620	$1,388
Percentage change from comparable prior period	17%
As a percentage of net revenue	10%	9%

Interest income, net, increased during the three months ended December 31, 2007 when compared to the same period in the prior year primarily due to our ability to manage our investment strategies, yielding higher returns. While our short-term investment balances have decreased from December 31, 2006 due to our use of cash in operations, we have earned a higher average yield on our short-term investment portfolio during the first quarter of fiscal year 2008 when compared to the first quarter of fiscal year 2007. We expect our interest income to fluctuate in the future depending on the interest rate variation and our ability to leverage our investment portfolio.

Other income (expenses)

Other income (expense), net is comprised primarily of foreign exchange gains or losses.

Other income (expense) and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006
Other income (expense)	$(477)	$867
Percentage change from comparable prior period	-155%
As a percentage of net revenue	-3%	6%

During the three months ended December 31, 2007, foreign exchange gains decreased by approximately $1.4 million from the same period in the prior year. During the first three months ended December 31, 2007, we recorded approximately $0.5 million of other expense compared to income of $0.9 million during the first three months ended December 31, 2006. The fluctuation is mainly due to exchange rate fluctuations on intercompany balances denominated in foreign currencies that have been weakened during the first quarter of fiscal year 2008.

Income taxes

Income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. Income tax provision was approximately $43,000 and $15,000 for the three months ended December 31, 2007 and 2006, respectively. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets and we do not consider the generation of taxable income to realize their benefits to be more likely than not.

The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit. In addition, upon adoption of FIN 48, the Company also reclassified approximately $384,000 from short-term to long-term income tax payable.  On October 1, 2007, the Company had approximately $479,000 of unrecognized tax benefits.  If recognized, approximately $479,000 would be recorded as an income tax benefit in the consolidated statement of operations.  Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time. The Company’s policy to include interest and penalties related to unrecognized tax benefits with the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.  At October 1, 2007, an insignificant amount of interest and penalties are included in long-term taxes payable.

The Company or its subsidiaries files income tax returns in the U.S. and California, as well as various other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is the year ended December 31, 2002, although depending upon jurisdiction, tax years may remain open subject to limitations.

Minority interest

Minority interest represents the minority interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

Liquidity and capital resources

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments.

The following table summarizes our cash and cash equivalents and short-term investments (dollars in thousands):

	December 31, 2007	September 30, 2007	Increase (Decrease)
Cash and cash equivalents	$34,726	$30,639	$4,087
Short-term investments	86,600	$91,084	(4,484)
	$121,326	$121,723	$(397)

The following table summarizes our cash inflows / outflows by category (dollars in thousands):

	Three Months Ended
	December 31, 2007	December 31, 2006	Increase (Decrease)
Net cash provided by operating activities	$379	$8,389	$(8,010)
Net cash provided by (used in) investing activities	$3,689	$(3,320)	$7,009
Net cash provided by financing activities	$25	$—	$25

As of December 31, 2007, we had cash, cash equivalents, and short-term investments of $121.3 million, a decrease of $0.4 million from September 30, 2007. Our portfolio of cash and cash equivalents and marketable securities is managed by several financial institutions.

Cash generated from operating activities was $0.4 million during the three months ended December 31, 2007 compared to $8.4 million during the comparable period in the prior year. In the three months ended December 31, 2007, our net loss was $3.9 million, including non-cash charges totaling $2.3 million, primarily related to non-realized foreign exchange loss, depreciation and amortization as well as employee stock-based compensation. Contributing to the inflows of cash were a decrease in accounts receivable of $1.3 million as a result of collections made on the revenue amounts booked towards the end of the fourth quarter of fiscal year 2007, an increase in accrued and other liabilities of $1.0 million as a result of the timing of invoice receipts from our vendors, an increase of deferred revenue of $1.1 million, and a decrease in prepaid and other current assets of $0.3 million mostly due to the amortization of prepaid items. Offsetting these inflows were a decrease in accounts payable of $0.8 million due to larger volume of payments made to vendors as a result of timing, a decrease in accrued compensation and related benefits of $0.6 million as a result of bonus and commission payouts to employees and a decrease in restructuring accrual as well as deferred rent of $0.3 million due to lease payments net of sublease income for the excess facilities previously identified in our restructuring plans. In the three months ended December 31, 2006, our net loss was $1.4 million, including non-cash items totaling $1.0 million primarily related to non-realized foreign exchange gain, depreciation and amortization as well as employee stock-based compensation. A decrease in accounts receivable of $8.8 million, a decrease in prepaid assets and other of $0.2 million, an increase in accounts payable of $1.6 million, an increase accrued and other current liabilities of $0.3 million contributed to the cash inflows during the period. Contributing to the cash outflows during the period were a decrease in accrued benefits and restructuring of $0.9 million, deferred revenue of $0.6 million and an increase in inventory of $0.6 million.

Investing activities have consisted primarily of purchases and sales of marketable securities, purchases of property and equipment and purchases of intangible assets. In the first three months of fiscal year 2008, investing activities generated $3.7 million of cash from the proceeds of sales or maturities of short-term investments of $26.8 million offset by use of cash of $23.1 million for the purchases of short-term investments and $55,000 for the purchases of property and equipment. During the three months ended December 31, 2006, investing activities used $3.3 million in cash, which comprised of $2.5 million to purchase short-term investments and $846,000 to acquire property and equipment.

Financing activities provided nominal net cash of $25,000 in the three months ended December 31, 2007 related to the issuance of common stock from the exercise of stock options.

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

Accounts Receivable, net. The following table summarizes our accounts receivable, net (in thousands):

	December 31,	September 30,
	2007	2007	Decrease
Accounts receivable, net	$13,321	$14,566	$(1,245)

The decrease in accounts receivable at December 31, 2007 compared to September 30, 2007 was primarily a result of collections made during the first quarter of fiscal year 2008 on the balances recorded during the last month of the fourth quarter of fiscal year 2007. Days sales outstanding (DSO) in accounts receivable as of December 31, 2007 and September 30, 2007 were 78 days and 95 days, respectively. Our DSO is primarily affected by revenue linearity and collection performance.

Deferred Revenue, net. The following table summarizes our deferred revenue (in thousands):

	December 31, 2007	September 30, 2007	Increase
Maintenance and support	$11,372	$10,893	$479
Product	2,813	2,208	605
Total	$14,185	$13,101	$1,084

Reported as:
Current	$10,674	$10,349	$325
Noncurrent	3,511	2,752	759
Total	$14,185	$13,101	$1,084

Deferred maintenance revenue increased by approximately $0.5 million from $10.9 million at September 30, 2007 to $11.4 million at December 31, 2007. The increase was primarily due to higher maintenance bookings recorded during the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007. Deferred product revenue increased by approximately $0.6 million during the first three months of fiscal year 2008 mainly due to a substantial deferral of license revenue from one customer in North America.

Contractual Obligations

 The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$10,901	$3,214	$6,566	$1,121	$—

(1)                          Represents remaining nine months of the 2008 fiscal year.

(2)                          Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring  expenses exclusive of expected sublease income of approximately $0.9 million

Jason Hart resigned as Chief Executive Officer as of November 1, 2007. In connection with the termination of Mr. Hart’s employment, we agreed to pay Mr. Hart severance in an amount equal to one year of base salary, which is $290,000, and to provide for continued health insurance coverage for up to one year. During the first quarter of fiscal year 2008, $145,000 was paid and as of December 31, 2007, $145,000 remained to be paid.

On December 5, 2007, we announced a cost cutting plan to be implemented in the first and second quarter of fiscal 2008. The plan is expected to reduce worldwide headcount and to streamline certain business functions. We currently estimate that there will be severance costs associated with this plan in the range of $2.0 to $2.5 million. As of December 31, 2007, cash payments in the amount of approximately $80,000 were made in connection with the aforementioned cost cutting plan.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, the Company’s unrecognized tax benefits increased by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.  In addition, upon the adoption of FIN 48, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

Critical Accounting Policies and Estimates

Basis of Presentation

The above discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007.

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

For the deliverables subject to SOP 97-2, as amended by SOP 98-9, the arrangement fee is allocated among each element, based on VSOE of fair value of each element if VSOE of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE for undelivered elements does not exist and where the only undelivered element is PCS, revenue for the delivered and undelivered elements is recognized on a straight-line basis over the life of the PCS contract. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

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

Service revenue includes revenue from training, installation and consulting. From time-to-time, we develop and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1,

Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. At December 31, 2007 and September 30, 2007, the balances of unbilled work-in-process on our books are immaterial.

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

Loss Contingencies

The Company records loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This Statement establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to income and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (“reserves for general contingencies”) are not permitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•

Allowance for Doubtful Accounts — We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•

Inventory Valuation — We provide for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a change in technology making our current inventory obsolete, we may be required to record additional charges adversely affecting our margins and results of operations.

•

Long-Lived Assets — We perform an annual review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

•

Other Intangible Assets — We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write-downs of the fair value of intangible assets may be required. We recorded such impairments in fiscal 2005 and 2004. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

•

Valuation of Investment Portfolio — Due to accounting guidelines, we must make certain estimates and assumptions when assessing the value of our investment portfolio, including estimates of fair value and liquidity.  These estimates are based on market conditions, which are currently in a state of significant flux, and are based on investment ratings and valuation estimates that we receive from our brokers.  Based on the information that management has received to date, we have concluded that we have not gathered sufficient evidence to conclude that the recently failed auctions for our auction-rate securities have resulted in a long-term impairment of the value of these securities. However, if these estimates or our judgments prove incorrect, or if, due to additional information received in the future cause this conclusion to change, we may be required to significantly change the recorded value of these securities, or other securities that make up our investment portfolio, and this may result in the recording of a significant impairment of our investments as well as a possible change in classification from short term to long term.

•

Goodwill—Under current accounting guidelines, we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation date of December 1, 2007, the test could result in an impairment of goodwill charge. No goodwill impairment existed at December 1, 2007.

•

Restructuring Expense — In connection with our 2006, 2005, 2004, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. In fiscal 2006 and 2005, we have recorded additional charges associated with the change in our estimates for future sublease income.

•

Hardware Sales Warranty Reserve — We accrue expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty we provide is in excess of warranty coverage provided by our product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from our estimates, it may result in a decrease or increase in our cost of hardware revenue.

•

Provision for Income Taxes — The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange rate sensitivity

We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international sales by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to a loss of $0.5 million in the first quarter of fiscal 2008 and a gain of $0.9 million in the first quarter of fiscal year 2007.

During the three months ended December 31, 2007, of total sales, approximately 59% were invoiced in U.S. Dollars. Although we purchase many of our components in U.S. Dollars, approximately half of our expenses are denominated in other currencies, primarily in Euros, Australian Dollars and British Pounds. Because slightly more of our revenue is U.S. Dollar-denominated than our expenses, a decline in the value of the U.S. Dollar could adversely affect our operating results.

Interest rate sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents and short-term investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

At December 31, 2007, we held $34.7 million of cash and cash equivalents and $86.6 million in short-term investments for a total of $121.3 million. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term investments are primarily comprised of U.S. government and government agency securities, corporate notes and bonds, and certificates of deposit. Based on our cash, cash equivalents and short-term investments at December 31, 2007, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $648,000.

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

A portion of our investment portfolio is invested in auction-rate securities, which are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.  If there is insufficient demand for the securities at the time of an auction, the auction may not be completed (also known as failing to settle) and the interest rates may be reset to predetermined “penalty” rates. During the three months ended December 31, 2007, $30.8 million of the Company’s $50.7 million auction rate securities, had failed to settle in auctions. These failures began as early as August 2007 for some of these issues. As a result of these failed auctions, the Company now earns a penalty interest rate of LIBOR plus 150 basis points on these specific investments. However, these affected securities are currently not liquid, as no existing bids are available for any of these noted securities, even at a discount to their face value. Specifically, the affected securities are as follows:  Athilon 05 B, Primus Notes A, Ballantyne B and D, Double Oak 2007-I, Inc 2003-5, Potomac 04 II, III and XI, and RMI 2006-3. Two of these noted securities, representing approximately $12.0M, are insured by Ambac Financial Group and three of the holdings, representing the balance of approximately $14.0M are insured by MBIA.  As of January 31, 2008, our broker reported that Ambac was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch and that MBIA was rated AAA by Moody’s Standard and Poor’s, and Fitch.  Although these insurers are highly rated, they are both widely reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. Although the securities were rated AAA when they were initially issued, in part due to the insurance provided by MBIA and Ambac, these securities have not been re-rated and we do not currently know what rating these securities would have today if reassessed by a ratings agency.   The auction rate securities held by us that have not failed to settle do remain liquid.  In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful.  Therefore, the Company has reduced the carrying value of these investments by approximately $945,000 as of December 31, 2007 through other comprehensive income, so as to reflect the company’s present view that this impairment is of a temporary nature. It is also the case that, as of January 31, 2008, we have subsequently received a report from our broker that the value of the securities had further declined by approximately $1.4 million, though our brokers have advised us that the ratings of these underlying securities remain at AAA, when considering the effect of the insurers, as rated by Moody and Standard and Poor. One of these issues, making up $5.8M of the $30.8M securities that have failed in auction, are presently rated at AA by Fitch as of January 31, per our broker, also when considering the insurance.  At this time, management has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, though the market for these investments is presently uncertain.  In any event, the Company does not have a present need to access these funds for operational purposes during the time that these investments are expected to remain illiquid.  Nevertheless, the Company will continue to carefully monitor and evaluate these investments on an ongoing basis for further impairment or for a short term to a long term reclassification. If a liquid market does not develop for these securities, we could be required to hold them to maturity.

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

The Company’s CEO and CFO evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that as of December 31, 2007, the disclosure controls and procedures were not operating effectively as a result of the below described material weakness.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.  Management has determined that, pursuant to this definition, a material weakness exists in the Company’s internal control over financial reporting at December 31, 2007, as follows:

•                  Revenue Recognition — The Company has controls in place to review significant revenue transactions and ensure revenue accounting is in accordance with the Company’s revenue recognition policy.  These controls were not effective during the quarter ended December 31, 2007 as their operation failed to ensure that all conditions required for revenue recognition were met. More specifically, the controls failed to identify outstanding obligations in relation to certain contracts and that persuasive evidence of an arrangement had not been obtained prior to period end for another contract. As a result, a material adjustment was recorded to defer hardware, license and maintenance revenue to future periods.

Since December 31, 2007, the Company has taken steps to modify existing controls and / or implement new internal controls to remediate the material weakness.  With additional training, the Company believes resources will be adequate to competently perform the review and approval of revenue transactions and prevent or detect any similar revenue recognition issues in the future.

(b) There was no change in our internal control over financial reporting during our quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the material weakness described above.

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

We have not achieved profitability and we may incur losses for the foreseeable future. During the three months ended December 31, 2007, our net loss was $3.9 million and in fiscal year 2007, we incurred losses of approximately $9.3 million. As of December 31, 2007, our accumulated deficit was $250.5 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate. Current concern over a potential global economic slowdown could slow customer orders, as well as anticipated revenue growth and could further delay our prospects of operating profitability.

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

Our customers consist primarily of medium to large enterprises, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers. Two customers (EDS and Novell) each accounted for more than 10% of our total revenue during the three months ended December 31, 2007 and 2006. Additionally, a substantial portion of our total revenue is generated from the governmental sector. The government business accounted for 29% of total product revenue in fiscal year 2007 and 26% during the first quarter of fiscal year 2008.We expect future potential revenue variability in this sector due to variable government ordering patterns and frequent delays associated with larger programs.

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

Our quarterly revenue, expense levels and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below the guidance we have provided and not meet investor expectations, as was the case in the fourth quarter of fiscal year 2007 when delays in orders postponed our ability to recognized revenue as expected. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

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

•                                          Changes in financial markets, which could adversely affect the value of our assets and our liquidity;

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

•                                          Customer’s requirements for customized features and functionalities;

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

We invest in securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value of our assets.

A portion of our investment portfolio is invested in auction-rate securities, which are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions; interest is paid periodically based on the interest rate fixed in the auction.  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” rates, which may not fully compensate the Company for the lost value and the added risk, including the lack of liquidity.  During the three months ended December 31, 2007, approximately $30.8 million of auction-rate securities held by the Company were illiquid through the normal auction process as auctions have failed multiple times to date.  The failure of the auctions has rendered these securities illiquid since August of 2007 for some of these securities.  As a result, we wrote down the value of these securities by approximately $945,000 as of December 31, 2007 and, as of January 31, 2008, we subsequently received a report prepared by our broker indicating that the value of these securities had further declined by approximately $1.4 million.   Five of the seven affected securities we hold are insured by AMBAC or MBIA, both of which are widely reported to be experiencing financial difficulty, which could further impact the value of our portfolio.   If a liquid market for these securities does not develop, we may be forced to write-down the value of these assets further and/or may be required to reclassify these assets from short-term to long-term.  Any of these events could adversely affect our results of operations and our financial condition.

Additionally, because we rely on brokerage firms for data about the liquidity and value of securities held in our investment portfolio, we have no independent verification that the reported values are accurate.  Although we have no reason to question the veracity of these reports or the conclusions that they reach, these reports may be biased and may contain estimates and assumptions that we do not agree with if we were to evaluate the fair value of the portfolio through an independent analysis.  A material change in these underlying estimates and assumptions could significantly change the reported value and could cause us to reclassify a portion of the portfolio to long-term debt and/or take significant charges for write-downs in value.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the three months ended December 31, 2007 and 2006, markets outside of North America accounted for 59% and 60% respectively, of total revenue.

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

•                                          Fluctuations in currency exchange rates; and

•                                          Fluctuations in business activity.

While we present our financial statements in U.S. Dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British Pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. Dollar and foreign currencies may adversely affect our future operating results.  The fluctuation of foreign currencies amounted to a loss of $0.5 million in the first quarter of fiscal year 2008 and a gain of $0.9 million in the first quarter of fiscal year 2007.

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

We recorded an impairment charge of $9.4 million related to goodwill in fiscal year 2005. Additionally, we recorded impairment of acquired developed technology of $3.7 million and impairment of acquired intangible assets of $2.4 million in fiscal year 2005. The impaired assets consisted of developed and core technology, customer relationships, agreements, contracts, and trade names and trademarks capitalized in our acquisitions.

We may terminate additional non-core activities in the future or determine that our long-lived assets, acquired intangible assets, or goodwill have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations.

As of December 31, 2007, we had $6.1 million of other intangible assets and $35.9 million of goodwill, accounting for approximately 23% of our total assets. We performed the annual impairment evaluation of goodwill as of December 1, 2007 and determined that no goodwill impairment existed as of that date. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation, the evaluation could result in an impairment of goodwill charge if the circumstances indicate that impairment may exist. Further, if our estimates of future undiscounted cash flows to be derived from the use of our other intangible assets drop below the carrying value of such assets, this condition could result in a related impairment charge.

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

We may have exposure to additional tax liabilities as a result of inter-company transfer pricing policies

As a multinational organization, we conduct business and are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and related tax liabilities. In the ordinary course of a global business, inter-company transactions and calculations result in a variety of uncertain tax positions. Our inter-company pricing policies are subject to audits in the various foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or potential tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. During the fourth quarter of fiscal 2007, we recorded an additional $384,000 of tax liabilities with respect to our inter-company transfer pricing study. Additionally, in connection with the adoption of FIN 48 on October 1, 2007, we increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 11 day of February 2008.

ActivIdentity Corporation

By:	/s/ MARK LUSTIG
Mark Lustig
Chief Financial Officer