Form 10-Q
period 2008-03-31
ACTIVIDENTITY CORP
filed 2008-05-12
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, the Registrant had outstanding 45,781,329 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2008

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	September 30,
	2008	2007 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$59,273	$30,639
Short-term investments	27,473	91,084
Accounts receivable, net of allowance for doubtful accounts	12,413	14,566
Inventories, net	2,237	2,146
Prepaid and other current assets	1,995	2,077
Total current assets	103,391	140,512

Investments	29,968	—
Property and equipment, net	3,609	4,267
Other intangible assets, net	5,418	6,695
Other long-term assets	1,022	1,104
Goodwill	—	35,874
Total assets	$143,408	$188,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,893	$2,116
Accrued compensation and related benefits	6,945	6,942
Current portion of accrual for restructuring liability	631	733
Accrued and other current liabilities	3,941	3,484
Current portion of deferred revenue	11,062	10,349
Total current liabilities	24,472	23,624

Deferred revenue, net of current portion	2,673	2,752
Accrual for restructuring liability, net of current portion	1,275	1,574
Long-term deferred rent	578	705
Other long-term liabilities	479	—
Total liabilities	29,477	28,655
Minority interest	333	354

Commitments and contingencies (Note 11, 13, and 15)

Stockholders’ equity:
Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,781,329 and 45,732,623 issued and outstanding at March 31, 2008 and September 30, 2007, respectively	46	46
Additional paid-in capital	424,634	423,242
Accumulated deficit	(293,009)	(246,501)
Accumulated other comprehensive loss	(18,073)	(17,344)
Total stockholders’ equity	113,598	159,443
Total liabilities and stockholders’ equity	$143,408	$188,452

(1) Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenue:
Software	$5,106	$5,837	$11,034	$12,617
Hardware	3,733	4,379	7,915	8,108
Maintenance and support	4,792	4,668	10,115	8,774
Total revenue	13,631	14,884	29,064	29,499

Cost of revenue:
Software	813	830	1,686	1,586
Hardware	2,381	2,897	4,748	4,803
Maintenance and support	2,142	1,165	4,052	2,212
Amortization of acquired developed technology and patents	593	792	1,195	1,584
Total cost of revenue	5,929	5,684	11,681	10,185
Gross profit	7,702	9,200	17,383	19,314

Operating expenses:
Sales and marketing	6,822	7,106	13,721	12,926
Research and development	4,663	4,860	9,416	9,853
General and administration	2,527	2,494	5,641	5,379
Restructuring expense (recovery)	—	—	(73)	—
Amortization of acquired intangible assets	41	48	82	96
Impairment of goodwill	35,874	—	35,874	—
Total operating expenses	49,927	14,508	64,661	28,254
Loss from operations	(42,225)	(5,308)	(47,278)	(8,940)

Other income (expense):
Interest income, net	1,307	1,510	2,927	2,898
Other income (expense), net	(1,573)	465	(2,050)	1,332
Total other income (expense), net	(266)	1,975	877	4,230
Loss before income tax and minority interest	(42,491)	(3,333)	(46,401)	(4,710)
Income tax benefit (provision)	13	(99)	(30)	(114)
Minority interest	12	(4)	18	(6)
Net loss	$(42,466)	$(3,436)	$(46,413)	$(4,830)
Basic and diluted net loss per share	$(0.93)	$(0.08)	$(1.01)	$(0.11)
Shares used to compute basic and diluted net loss per share	45,773	45,662	45,757	45,644

Other comprehensive income (loss):
Net Loss	$(42,466)	$(3,436)	$(46,413)	$(4,830)
Unrealized (loss) gain on short-term investment, net	91	329	(833)	364
Reclassification of unrealized loss on short-term investments	945	—	945	—
Foreign currency translation gain (loss)	(1,318)	(422)	(841)	(1,257)
Comprehensive loss	$(42,748)	$(3,529)	$(47,142)	$(5,723)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in Thousands)

	Six Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(46,413)	$(4,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	891	758
Amortization of acquired developed technology and patents	1,195	1,584
Non-realized foreign exchange loss (gain)	(1,117)	(1,291)
Amortization of acquired intangible assets	82	96
Stock-based compensation expense	1,367	1,050
Loss on disposal of property and equipment	43	4
Goodwill impairment charge	35,874	—
Investment impairment charge	2,992	—
Minority interest in ActivIdentity Europe S.A	(18)	6
Changes in:
Accounts receivable	2,781	5,697
Inventories	126	(70)
Prepaid and other assets	433	4
Accounts payable	(335)	2,002
Accrued compensation and related benefits	(341)	(78)
Accrual for restructuring liability	(402)	(332)
Accrued and other liabilities	481	(659)
Deferred revenue	251	(966)
Net cash provided by (used in) operating activities	(2,110)	2,975

Cash flows from investing activities:
Purchases of property and equipment	(203)	(1,196)
Purchases of short-term investments	(37,245)	(64,787)
Proceeds from sales and maturities of short-term investments	67,842	66,982
Other long-term assets	10	(1)
Net cash provided by investing activities	30,404	998

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	25	176
Net cash provided by financing activities	25	176
Effect of exchange rate changes	315	421
Net increase in cash and cash equivalents	28,634	4,570
Cash and cash equivalents, beginning of period	30,639	11,477
Cash and cash equivalents, end of period	$59,273	$16,047

Supplemental disclosures:
Cash paid (refund received) for income taxes, net	$(38)	$257

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

1. Nature of Business

ActivIdentity Corporation (the Company) is a provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-consumer and government-to-citizen solutions. Trusted identity is the core of the ActivIdentity platform enabling security for data, networks, applications, passwords and credentials, web, email and documents, transactions as well as converged security.

                ActivIdentity® solutions support the convergence of physical and logical identity through strong authentication with smart card lifecycle management, adding enterprise single sign on, and data encryption and digital signature. ActivIdentity solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services.

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

The accompanying condensed balance sheet as of March 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated statements of operations and comprehensive losses and cash flows for the three and six months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2008.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.  In addition, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. Management is currently in the process of determining the impact of adopting the provisions of SFAS No. 157 on its financial position, results of operations and cash flows, and will adopt this standard on October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 become effective for fiscal years beginning after November 15, 2007, and management will adopt this standard on October 1, 2008.  Management believes that the adoption of SFAS No. 159 will not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  Management will evaluate the impact of the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management will evaluate the impact of the provisions of SFAS No. 160 and will adopt this standard on October 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will evaluate the impact of the provisions of SFAS No. 161 and will adopt this standard on October 1, 2009.

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of March 31, 2008, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan (2004 Plan). As of March 31, 2008, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which, 8.9 million shares were subject to outstanding awards and 3.7 million shares were available for future grants under the 2004 Plan.

Stock option plans prior to 2002 were established by ActivIdentity Europe S.A. (formerly known as ActivCard Europe S.A. and ActivCard S.A.) under the laws of France. Options granted under these plans vested over four years and have a maximum term of seven years. For these option plans, the Board of Directors established the exercise price as the weighted average closing price quoted

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

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

In August 2004, the Company’s stockholders approved the 2004 Plan, which replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, stock appreciation rights, and cash awards.

In February 2007, the Company’s stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

Activity under the Company’s stock equity plans is as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at 9/30/2007	7,226,603	$5.75	$3,879
Granted	428,000	4.12
Exercised	(4,781)	3.77
Forfeited	(446,143)	8.52
Outstanding at 12/31/2007	7,203,679	$5.48	$394
Granted	438,500	3.35
Exercised	—	—
Forfeited	(715,042)	5.97
Outstanding at 3/31/2008	6,927,137	$5.29	$—
Exercisable at 3/31/2008	3,164,979	$6.15	$—

Stock options outstanding and exercisable as of March 31, 2008 are as follows:

	Options Outstanding
		Weighted
		Average
		Remaining		Options Exercisable
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Term	Exercise Price	Number	Exercise Price
		(in Years)
$2.92 – 4.23	1,703,389	7.13	$3.59	438,762	$3.45
4.24 – 5.00	2,693,815	5.69	4.46	712,323	4.42
5.01 – 6.82	994,733	5.47	6.20	747,569	6.41
7.10 – 8.95	1,350,000	3.97	7.83	1,081,125	7.58
9.04 – 17.77	185,200	3.29	9.74	185,200	9.74
	6,927,137	5.61	$5.29	3,164,979	$6.15

Restricted stock and restricted stock units:

The Company periodically grants awards of restricted stock, which are issued but subject to vesting requirements, and restricted stock units, which result in the issuance of shares without an exercise price only upon the satisfaction of vesting requirements. Vesting may be time-based, performance-based or a combination of the two. During the first quarter of fiscal year 2008, 50,000 restricted stock units valued at a total of $206,000 were granted at no cost to members of the board of directors. Theses awards will vest monthly over one year.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

Activity for the Company’s restricted stock and restricted stock units is as follows:

Nonvested Restricted Stock and Restricted StockUnits	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2007	216,014	$4.75
Granted	50,000	4.12
Vested	(21,319)	4.96
Cancelled	—	—
Nonvested at December 31, 2007	244,695	$4.60
Granted	—	—
Vested	(17,294)	4.18
Cancelled	(18,752)	4.12
Nonvested at March 31, 2008	208,649	$4.68

Adoption of SFAS No. 123(R)

On October 1, 2005, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal 2006. The Consolidated Financial Statements for the years ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended March 31, 2008 and 2007.

The fair value of stock-based awards to employees is calculated using the Black-Scholes Merton option pricing model (the model).  The model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

For restricted stock and restricted stock unit awards, compensation is based on the fair market value of the stock on the actual grant date.

For restricted unit awards that carry a market based performance aspect, the fair value of the award was based on the results of a market simulation model (the simulation model) that evaluated the probability that the requisite market conditions needed for vesting would be achieved. The simulation model used multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date.  The inputs to the simulation model included the Company’s stock price on the grant date, the

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

historical volatility of the Company’s stock price over a period of time corresponding to the vesting period of the unit award as of the grant date, and the risk free interest rate, based on U.S. Treasury rates, as of the grant date whose applicable term also matched the vesting period. Based on whether the requisite market conditions were achieved during the multiple simulations the simulation model produced an expected future value of the stock on the vesting date. This future value was discounted back to the grant date and used as the requisite fair value of the unit award.

Valuation and Expense Information under SFAS No. 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Risk-free interest rate	2.4% - 2.9%	4.8%	2.4% - 4.2%	4.6% - 4.8%
Expected life (years)	4.8 - 5.4	4.8 - 6.1	4.8 - 5.4	4.8 - 6.1
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39.7% - 40.3%	42.1% - 49.7%	39.7% - 40.4%	42.1% - 55.0%
Weighted average expected volatility	40.2%	42.6%	40.3%	44.6%
Weighted average estimated forfeiture rate	36.3%	35.8%	38.8%	32.2%

The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under SFAS No. 123(R) for the three and six months ended March 31, 2008 and 2007, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of sales—software	$31	$8	$65	$40
Cost of sales—hardware	17	9	34	19
Cost of sales—support and maintenance	3	16	34	37
Stock-based compensation expense included in cost of sales	51	33	133	96
Research and development	187	2	409	220
Sales and marketing	161	124	331	260
General and administrative	196	180	494	474
Stock-based compensation expense included in operating expenses	544	306	1,234	954
Stock-based compensation expense related to employee stock options	$595	$339	$1,367	$1,050

As of March 31, 2008, total unrecognized compensation costs related to non-vested stock options, restricted stock, and restricted stock units was $5.2 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.8 years. The weighted average grant date fair value of options granted during the three and six months ended March 31, 2008 was $1.34 and $1.53, respectively, and $2.30 and $2.29, for the three and six months ended March 31, 2007, respectively.

5. Investments

Investments consist of corporate bonds and notes, commercial paper, certificates of deposit, and various auction rate securities (ARS).  All investments are classified as available-for-sale and are recorded at market value.

As of March 31, 2008, the Company had a total of $41.9 million, at cost, invested in auction rate securities. ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days.  The auctions historically have provided a liquid market for these securities.  The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Taxable Municipals, Derivative Product Companies, and Student Loans.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

Continued uncertainty in the credit markets has affected the Company’s holdings in ARS.  During the quarters ended December 31, 2007 and March 31, 2008, $30.8 million and $41.9 million, respectively, of ARS holdings at cost were unsuccessful at auction due to sell orders exceeding buy orders.  As a result, the Company now earns a penalty interest rate although the investments are currently considered illiquid until such time as auctions are again successful or these instruments are called or refinanced.  The CDOs and the Derivative Product Companies began failing in August 2007.  The Closed-end Mutual Funds, Taxable Municipals, and Student Loans failed initially in February 2008.  At present, all ARS holdings of the Company have experienced failed auctions and are, therefore, presently illiquid as no viable trading market exists for these securities.

The CDOs are insured by financial guarantors.  At March 31, 2008, $11.5 million at cost of the CDOs are guaranteed by Ambac and $14.5 million at cost are guaranteed by MBIA.  As of March 31, 2008, Ambac was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch and MBIA was rated AAA by Moody’s, Standard and Poor’s, and Fitch.  Although these insurers are highly rated, they are both reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the ARS holdings.

As of March 31, 2008, all of the ARS investments are rated as AAA, except for one holding representing $5.8 million at par, which is rated AAA by Moody’s and Standard and Poor’s and AA by Fitch.  All are current on all obligations, and all continue to pay interest at the maximum applicable penalty rates.   Additionally, since March 31, 2008, several of the failed ARS classified as short-term investments have been called by the issuers.  The Closed-end Mutual Funds and the Taxable Municipals are expected to be called within the next 1 to 12 months at par, further supporting management’s classification on the balance sheet as short-term.

To reflect the current lack of liquidity, $33.0 million at cost, representing $30.0 million at fair market value, of these investments, specifically the CDOs, the Derivative Product Companies, and the Student Loan holding, have been reclassified as long-term investments on the Company’s balance sheet as of March 31, 2008.  However, given the Company’s current cash balances and forecasted operational cash requirements, the Company has no short-term need to access these funds.

Historically, the fair value of ARS approximated par value due to the frequent interest rate resets.  However, the failed auctions have resulted, in most cases, in revised estimates of fair value that are less than par.  Management has reviewed these investments and has valued the holdings accordingly using a discounted cash flow methodology.

As a result, the Company reduced the carrying value of certain ARS investments by $0.9 million as of December 31, 2007, through Other Comprehensive Income, so as to reflect the Company’s view at the time that the impairment was of a temporary nature.  For the quarter ended March 31, 2008, the Company performed a quarterly valuation analysis, including reviews of the other-than-temporary impairment factors, and recorded an other-than-temporary impairment charge of $2.1 million to Other Income on the Consolidated Statement of Operations.  Concurrently, the temporary impairment of $0.9 million recorded in the quarter ended December 31, 2007, was reclassified from Other Comprehensive Income to Other Income on the Consolidated Statement of Operations for the period ended March 31, 2008.

While the Company has used what it believes to be an appropriate valuation model for these securities and has attempted to incorporate all identified risk factors into the analysis, the Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity. These estimates are also based on market conditions, which are currently in a state of uncertainty.  As a result, there is much independent judgment required in deriving these valuation conclusions.  Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity, default and other risks were made as part of management’s analysis and valuation of its ARS investments as of the quarter ended March 31, 2008.  While the Company believes that it has made reasonable judgments in its valuation exercise, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.  Therefore, the company intends to monitor these securities and the ARS markets in general, on a continuing basis.

The Company reviews its investment impairments in accordance with Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Specifically, management analyzed the continued downward trend in the fair value of ARS holdings and concluded that the continuing uncertainty in these credit markets precluded classifying the impairment on ARS classified as long-term as temporary.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

6. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2007	$237
Amounts charged to expense (net of write-off)	(2)
Recoveries / Adjustments to Provision	(80)
Impact of exchange rate	(3)
Balance, December 31, 2007	$152
Amounts charged to expense (net of write-off)	5
Recoveries / Adjustments to Provision	77
Impact of exchange rate	22
Balance, March 31, 2008	$256

Accounts receivable from significant customers in excess of 10% of total accounts receivable for the respective periods are summarized as follows:

	March 31,		September 30,
	2008		2007
Customer A	15%		*
Customer B		*	14%
Customer C		*	18%
	15%		32%

* Customer accounted for less than 10% of outstanding accounts receivable

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008		2007	2008	2007
Customer A		*	17%	10%	17%
Customer C	14%		11%	13%	12%

* Customer accounted for less than 10% of revenue during the period

7. Inventories, net

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2008	2007
Components, gross	$1,590	$1,293
Reserve for excess and obsolete	(362)	(319)
Components, net	1,228	974
Finished Goods, gross	1,237	1,361
Reserve for excess and obsolete	(228)	(189)
Finished Goods, net	1,009	1,172
Total Inventory, net	$2,237	$2,146

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

8. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2007	Additions	March 31, 2008
Gross Carrying Amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4,659	—	4,659
Other intangible assets at cost	21,981	—	21,981
Accumulated Amortization:
Acquired developed technology	(12,078)	(861)	(12,939)
Customer relationships	(1,722)	(82)	(1,804)
Patents	(1,486)	(334)	(1,820)
Total accumulated amortization	(15,286)	$(1,277)	(16,563)
Other intangible assets, net	$6,695		$5,418

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At March 31, 2008, the Company performed a SFAS No. 144 impairment review of intangible assets in conjunction with the SFAS No. 142, Goodwill and Other Intangible Assets, analysis (see Note 9), as current events indicated the potential for impairment.  However, it was determined that no impairment of the carrying value of intangible assets of $5.4 million existed as of that date.  The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships
2008 (remaining 6 months)	$1,185	$83
2009	2,167	141
2010	666	—
2011	666	—
Thereafter	510	—
	$5,194	$224

9. Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. At December 1, 2007, the Company performed the annual impairment review and determined that no impairment on the carrying values of goodwill of $35.9 million existed as of that date.

During the quarter ended March 31, 2008, the Company’s stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill.  As a result, management undertook an impairment evaluation to estimate the fair value of the Company’s single reporting unit in relation to the book value of the Company (SFAS 142  — Step One Analysis).  Fair value as used in SFAS 142 is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties that is other than a forced or liquidation sale.   Fair value was determined based on the market value of the Company’s stock at March 31, 2008.  Based on the Step One Analysis results, potential impairment was indicated, as the carrying value of the Company exceeded the fair value.  A SFAS 142 - Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008.  As a result of the analysis, the entire carrying value of goodwill was deemed fully impaired and written down to nil, as a non-cash charge to income.

Changes in goodwill are as follows (in thousands):

Balance, September 30, 2007	$35,874
Goodwill impaired during the period	—
Balance, December 31, 2007	35,874
Goodwill impaired during the period	(35,874)
Balance, March 31, 2008	$—

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

10. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2007	$78
Warranty costs incurred	(3)
Additions related to current period sales (net of adjustments)	19
Impact of exchange rates	—
Balance, December 31, 2007	$94
Warranty costs incurred	(4)
Additions related to current period sales (net of adjustments)	37
Impact of exchange rates	9
Balance, March 31, 2008	$136

For the three and six months ended March 31, 2008, the Company recorded approximately $37,000 and $56,000 of new provision, respectively, and incurred approximately $4,000 and $7,000 of warranty costs, respectively. The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheet.

11. Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs associated with restructuring activities initiated on or after January 1, 2003 are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employer’s Accounting for Postemployment Benefits, when applicable. All restructurings subsequent to December 15, 2002 have been accounted for under SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring	2005 Restructuring
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Total
Balances, September 30, 2006	$2,744	$190	$65	$2,999
Cash payments	(572)	(138)	—	(710)
Impact of exchange rate changes	—	12	6	18
Balances, September 30, 2007	2,172	64	71	2,307
Adjustments to accruals for changes in estimates	—	—	(73)	(73)
Cash payments	(145)	(7)	—	(152)
Impact of exchange rate changes	—	—	2	2
Balances, December 31, 2007	2,027	57	—	2,084
Adjustments to accruals for changes in estimates
Cash payments	(145)	(31)	—	(176)
Impact of exchange rate changes	—	(2)	—	(2)
Balances, March 31, 2008	1,882	24	—	1,906
Less current portion	(607)	(24)	—	(631)
Long-term portion	$1,275	$—	$—	$1,275

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $1.9 million as of March 31, 2008, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement.

Relating to the 2004 restructurings, the Company recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, 3 in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the year ended September 30, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada. Cash payments for the remaining liability of $24,000 as of March 31, 2008, for facility exit activities will be made over the remaining life of the lease ending June 2008. Cash payments related to the workforce reduction were completed in fiscal year 2005.

2005 Restructuring

In April 2005, the Company implemented an organizational restructuring to eliminate 18 employees, of whom 11 were in sales and marketing, 5 in research and development, and 2 in general and administration functions and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction. All employees have been terminated and the cash payments related to workforce reduction have been made.

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and 1 in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. When the final cash payments related to the facility exit costs were completed in fiscal year 2006 the facility exit costs were reduced by $39,000. The term of the lease expired in August 2006 and at March 31, 2008 no liability exists for this facility. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000 and $68,000 remained for a pending legal settlement for one employee. In the first quarter of fiscal 2008, the Company eliminated the remaining workforce reduction liability of $73,000 following a favorable legal settlement. At March 31, 2008, no liability related to workforce reduction remained for this restructuring plan.

12. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(42,466)	$(3,436)	$(46,413)	$(4,830)
Denominator:
Weighted average number of shares outstanding	45,773	45,662	45,757	45,644
Basic net loss per share	$(0.93)	$(0.08)	$(1.01)	$(0.11)
Diluted net loss per share	$(0.93)	$(0.08)	$(1.01)	$(0.11)

For the above periods, the Company had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. At March 31, 2008 and 2007, approximately 7.2 million and 6.3 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, were excluded from the determination of diluted net loss per share as the effect of such shares was anti-dilutive.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

13. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

On January 22, 2008, the Company completed negotiations on a lease extension for its offices in Suresnes, France.  The lease was signed retroactive to July 1, 2006, the expiration date of the old lease, with a term through June 30, 2015, subject to a lessee option to cancel the lease on June 30, 2009, June 30, 2012, or June 30, 2015, with six months advance notice to the lessor.  The lease requires rental payments to adjust each July 1, starting in 2009, based on a published inflation index.  Minimum lease payments associated with this lease have been included in the below schedule through June 30, 2009.

Future minimum lease payments under all leases are as follows (in thousands):

Fiscal Year Ending September 30,
2008 (remaining 6 months)	$2,070
2009	3,683
2010	2,772
2011	1,121
Thereafter	—
$9,646

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses (see Note 11).

Gross rent expense under all operating leases was $0.7 million and $0.8 million, respectively, for the three months and $1.5 million and $1.5 million, respectively, for the six months ended March 31, 2008 and 2007.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at March 31, 2008 or September 30, 2007.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at March 31, 2008 or September 30, 2007.

14. Segment Information

The Company operates in one segment, Digital Identity Solutions and, accordingly, is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

	North America	Europe	Asia Pacific	Total

Three months ended March 31, 2008
Total revenue	$5,420	$6,552	$1,659	$13,631
Capital expenditures	69	59	20	148
Depreciation and amortization of fixed assets	232	106	84	422

Six months ended March 31, 2008
Total revenue	$11,830	$14,696	$2,538	$29,064
Capital expenditures	61	104	38	203
Depreciation and amortization of fixed assets	464	213	214	891

Three months ended March 31, 2007
Total revenue	$5,945	$8,339	$600	$14,884
Capital expenditures	277	62	11	350
Depreciation and amortization of fixed assets	200	100	59	359

Six months ended March 31, 2007
Total revenue	$11,747	$16,335	$1,417	$29,499
Capital expenditures	866	279	51	1,196
Depreciation and amortization of fixed assets	411	209	138	758

March 31, 2008
Goodwill	$—	$—	$—	$—
Long-lived assets	6,232	966	2,851	10,049
Total assets	124,852	11,819	6,737	143,408

September 30, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	7,017	1,008	4,041	12,066
Total assets	143,346	17,098	28,008	188,452

For the three months ended March 31, 2008 and 2007, the United States, France, and the United Kingdom accounted for 36%, 16%, and 14% compared to 35%, 15%, and 20% respectively, of the Company’s total net revenue. For the six months ended March 31, 2008 and 2007, the United States, France, and the United Kingdom accounted for 32%, 16%, and 12% compared to 37%, 16%, and 18% respectively, of the Company’s total net revenue.  No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

15. Subsequent Events

On April 11, 2008, Thomas Jahn resigned as the Company’s Chief Executive Officer and as a member of the Board of Directors.  Grant Evans, the recently elected Chairman of the Board of Directors, was appointed Chief Executive Officer.   In connection with Mr. Jahn’s resignation, the Company agreed to pay Mr. Jahn severance in the amount of $400,000, provide up to eighteen months of benefits continuation under COBRA, accelerate the vesting of 35,641 unvested restricted stock units, and extend the exercise period of outstanding vested stock options such that they remain exercisable for one year from the date of resignation.  Mr. Evans will receive an annual base salary of $380,000, with a target bonus of 80%, which amount will be pro rated for fiscal 2008 and which can be paid out at up to double that amount if so determined by the Compensation Committee.  Mr. Evans also received two inducement options to purchase shares of common stock.  The first option, which represents the right to acquire 1 million shares, will vest solely upon the satisfaction of a time-based vesting condition and will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter over the subsequent 36 months.  The second option also represents the right to acquire 1 million shares and will vest only if the average closing stock price for the Company’s common stock over any given 90-day period within the first four years from the date of grant equals or exceeds $4.50 per share.  Once this condition has been met, the option will vest with respect to 500,000 shares and then will vest monthly thereafter with respect to the remaining 500,000 shares over the subsequent twelve months.

On April 11, 2008, the Company entered into a separation agreement with Mark Lustig, Chief Financial Officer, who announced his resignation on March 10, 2008.  Mr. Lustig will resign as an officer on or about May 9, 2008.  Pursuant to the agreement, Mr. Lustig will receive a one-time separation payment of $85,937, which includes a pro rated bonus for fiscal 2008.  Additionally, all stock options vested as of Mr. Lustig’s resignation date will remain exercisable for twelve months from his termination date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

ActivIdentity Corporation (the Company) is a provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-consumer and government-to-citizen solutions. Trusted identity is the core of the ActivIdentity platform enabling security for data, networks, applications, passwords and credentials, web, email and documents, transactions as well as converged security.

ActivIdentity® solutions support the convergence of physical and logical identity through strong authentication with smart card lifecycle management, adding enterprise single sign on, and data encryption and digital signature. ActivIdentity solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services.

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

Company Strategy:  In March and April 2008, the Company experienced significant turnover at the board and senior officer level.  As a result of these changes, the Company essentially has a new board and management team and they are currently assessing the strategic focus and priorities for the Company.  In connection with this assessment, the Board is expected to consider a number of potential actions over the next 12 months, including a potential return of capital to stockholders, either through a stock repurchase plan or special dividend, acquisitions or divestitures of assets and product lines to reorganize the Company in line with its strategic focus and further restructurings of the Company and its operations.  Any of these actions could significantly affect the Company’s operations, financial results, prospects and stock price.

Industry Outlook:  The Company believes the digital identity market is a rapidly emerging global industry, driven by new government regulations, growing awareness of the risks of identity theft, and the growth in electronic commerce.  While the industry is still in the early stage of development, industry-wide standards are evolving.  The Company’s business model is premised on the smartcard becoming a common access platform protecting an organization’s assets, including network infrastructures, employees, customers, and confidential data. Issues driving industry growth and standardization are often unique across the Company’s target customer base, especially in international locations.  The Company continues to monitor the evolution of the digital identity market and adapt products and services to best position the Company to realize competitive advantage. Additional challenges and risks that the Company’s product lines face include, but are not limited to:  price and product feature competition, evolving technological change in the network security market, and risk of bugs and other errors in the software.

Financial Performance Indicators:   The Company has a long and often complicated sales cycle dependent on a relatively small number of large deals which can result in significant revenue fluctuations between periods.  The typical sales cycle is six to nine months for an enterprise customer and over twelve months for a network service provider or government.  As a result, in addition to monitoring financial performance based on reported revenues, management emphasizes the probability of future transactions in the open deal pipeline when assessing financial condition and operating performance.  Trends in deferred revenues, maintenance renewal contracts, and customer, geographic, or product mix are also integral to management’s decision making process.

Strategic Initiatives:  The Company is currently aligning its business model to shadow customer markets more effectively, focusing product lines on employer-to-employee, government-to-citizen, and business-to-consumer strategic initiatives.  Financial performance benchmarks will evolve to quantify the financial impacts of the revised strategic alignment and provide additional tools to assist management in assessing the Company’s financial condition.  Restructuring and related cost cutting plans implemented to date have helped to streamline the Company and management will continue to identify areas for strategic improvement, in both revenue growth and cost containment.

Unusual Items:  During the quarter ended March 31, 2008, the Company recorded two impairment charges that had an adverse impact on net loss.  ARS holdings were reduced to fair market value resulting in a $3.0 million expense recorded through other income.  Goodwill was determined to be fully impaired resulting in a $35.9 million expense recorded through operating expense.  As of March 31, 2008, goodwill is nil on the balance sheet.

Results of operations

Revenue

Total revenue, period-over-period changes and mix by product type are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Software	$5,106	$5,837	$(731)	-13%	$11,034	$12,617	$(1,583)	-13%
Hardware	3,733	4,379	(646)	-15%	7,915	8,108	(193)	-2%
Maintenance and support	4,792	4,668	124	3%	10,115	8,774	1,341	15%
Total revenue	$13,631	$14,884	$(1,253)	-8%	$29,064	$29,499	$(435)	-1%
Product Mix:
Software	38%	39%			38%	43%
Hardware	27%	30%			27%	27%
Maintenance and support	35%	31%			35%	30%
	100%	100%			100%	100%

The business has varying revenue streams, each of which is unique in terms of its recurring nature, transactional pricing, and volume characteristics.  Software revenues are driven by irregularly occurring and unpredictable orders of significant size that are dependent on the closing of the transactions for revenue recognition purposes and can result in significant variances period over period.  As hardware revenues are generally derived from the sale of software products, the variability in software revenue is the driving factor in the fluctuations of this revenue stream.   Maintenance revenue is tied directly to the installed base of customers which fluctuates with the ability to attract new customers and the level of renewal activity with existing customers.  The timing of closure of software transactions in the pipeline is the single most relevant trend in the Company’s recorded revenue.  The economic uncertainty that is currently affecting the global market has had an adverse impact on the Company’s ability to finalize sales transactions, especially large dollar deals.

Software revenue is comprised of sales of standard software and professional services associated with customization, installation, integration, and training. During the first half of fiscal year 2007, the Company closed a significant Card Management software deal that generated approximately $1.6 million in revenue.  No similar sized transactions have been closed in the first half of fiscal year 2008.  The Company has noted a general trend to smaller deal sizes in the quarter ended March 31, 2008.  For example, total sales revenue to the top ten customers decreased $1.8 million or 20% between the quarters ended March 31, 2007 and 2008, representing 62% and 55% respectively of total sales revenue.

Hardware revenue is comprised of tokens, readers, smart cards and related equipment, generally to support sales of related software products.  The average hardware sales transaction revenue was down period over period.  While a significant smartcard transaction was closed in the quarter ended December 31, 2007, resulting in a low variance year-to-date over the prior year, the loss of a major customer due to consolidation in the banking sector in the quarter ended March 31, 2007 resulted in the quarter-to-date over the prior year decrease in hardware revenue.  Revenue associated with the lost customer in the second quarter of fiscal 2007 was $.7 million.

Maintenance revenue is comprised of software customer support agreements and is directly tied to the installed base of software customers.  Maintenance revenue has generally trended upward, both in real terms and as a percentage of total revenue, as the installed customer base increases.  During the quarter ended December 31, 2007, the Company recorded revenue from several customers for renewal of support agreements that had expired earlier in the calendar year.  The Company records revenue for the lapsed term on these support agreements at the time persuasive evidence of the arrangement exists.

Period-over-period changes in revenue by geography and as a percentage of total revenue, is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
North America	$5,420	$5,945	$(525)	-9%	$11,830	$11,747	$83	1%
Europe	6,552	8,339	(1,787)	-21%	14,696	16,335	(1,639)	-10%
Asia Pacific	1,659	600	1,059	177%	2,538	1,417	1,121	79%
Total revenue	$13,631	$14,884	$(1,253)	-8%	$29,064	$29,499	$(435)	-1%
Geographic Mix:
North America	40%	40%			41%	40%
Europe	48%	56%			50%	55%
Asia Pacific	12%	4%			9%	5%
	100%	100%			100%	100%

The decrease in revenue generated from the Europe region was driven by the loss of a major customer to consolidation in the banking sector during the quarter ended March 31, 2007 ($0.7 million impact quarter over quarter), delays in closing several anticipated transactions at March 31, 2008, and a trend towards smaller deal sizes.  During the quarter ended December 31, 2007, the Company recognized revenue of $0.7 million on a sale of Smart Employee ID software to a government customer, but had no similar sized transactions in the second quarter of fiscal 2008.

Revenue generated from the Asia Pacific region was higher based on the closing of two significant transactions during the quarter ended March 31, 2008.  Software revenue of $0.6 million was recognized on a transaction to provide CMS software to a government agency and hardware revenue of $0.3 million was recognized on the sale of authentication devices to an existing software customer.

Period-over-period changes in hardware and software revenue by customer sector and as a percentage of total hardware and software revenue, is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Enterprise	$5,577	$5,766	$(189)	-3%	$11,445	$10,533	$912	9%
Government	1,913	2,775	(862)	-31%	4,493	6,194	(1,701)	-27%
Financial	1,349	1,675	(326)	-19%	3,011	3,998	(987)	-25%
Total hardware and software revenue	$8,839	$10,216	$(1,377)	-13%	$18,949	$20,725	$(1,776)	-9%
Customer Sector Mix:
Enterprise	63%	57%			60%	51%
Government	22%	27%			24%	30%
Financial	15%	16%			16%	19%
	100%	100%			100%	100%

Sales of authentication devices were up in the quarter ended December 31, 2007, over the prior year, driving the increase in enterprise sector revenue for the six months ended March 31, 2008.

Factors contributing to the decreases in government sector revenues in addition to the above noted general trends in hardware and software revenues include the relatively longer sales cycle required to close government related opportunities and a resulting failure to finalize several open negotiations as of March 31, 2008.  The sales cycle for government solutions is often long and complex, and requires extensive defining of requirements, often subject to a more time consuming bid and approval process.  In addition, government sector business is often dependent on customer budgetary constraints driven by public fiscal concerns, resulting in cyclical variability.  The decrease in government sector revenue for the six months ended March 31, 2008, was further driven by revenue generated from the sale of employee identification solutions to European government agencies in the first quarter of fiscal 2007 that did not recur in fiscal 2008.

The decrease in financial sector revenues is primarily attributable to the loss of a major customer during the quarter ended March 31, 2007, due to consolidation in the European banking industry.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Software	$813	$830	$(17)	-2%	$1,686	$1,586	$100	6%
As a % of software revenue	16%	14%			15%	13%
Hardware	$2,381	$2,897	$(516)	-18%	$4,748	$4,803	$(55)	-1%
As a % of hardware revenue	64%	66%			60%	59%
Maintenance and support	$2,142	$1,165	$977	84%	$4,052	$2,212	$1,840	83%
As a % of maintenance and support revenue	45%	25%			40%	25%
Amortization of acquired dev. technology & patents	$593	$792	$(199)	-25%	$1,195	$1,584	$(389)	-25%
Total cost of revenue	$5,929	$5,684	$245	4%	$11,681	$10,185	$1,496	15%

Cost of software revenue includes the cost of professional services associated with the customization, installation and integration services. The software margin decrease during the three and six months ended March 31, 2008, from the same periods in the prior year, resulted primarily from lower stand-alone sales of software.  For the six months ended March 31, 2008 and 2007, stand-alone software sales represented 77% and 80%, respectively, of total software sales.  Stand-alone software sales require less installation and customization expense per sale.   Additionally, sales expenses incurred outside the United States were impacted by the weakening United States Dollar in the quarter ended March 31, 2008.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products as well as logistics, operations, and adjustments to reserves for warranty and inventory.  Smartcard and reader revenues reflect products manufactured for the Company by original equipment manufacturers. These products tend to have lower margins compared to tokens that are outsourced to contract manufacturers, which yield higher gross margins. The absolute decrease in cost of hardware revenue for the three and six months ended March 31, 2008, over the same period in the prior year was driven by reduced hardware revenues of 15% and 2%, respectively.  Hardware margin changes were the result of changes in product sales mix.

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing support and on-site consulting services, including absorbed research and development departmental costs such as sustaining engineering efforts.   The trend identified originally in the quarter ended December 31, 2007, continued in the current quarter, specifically, an increase in sustaining engineering costs incurred by the development team on a larger installed base and a more detailed financial review of engineering activities during the period.  In absolute dollars, the effect of the increase in absorbed Research and Development costs for the six months ended March 31, 2008, compared to the same period in the prior year explains $1.7 million of the variance.

Amortization of acquired developed technology includes amortization of technology capitalized in the Company’s historical acquisitions and purchases of certain patents and related intellectual property from a third party. The variances are in line with the scheduled amortization of acquired intangibles, as certain items become fully amortized.

Operating expenses

A substantial proportion of operating expenses are comprised of personnel costs, facilities, and associated information technology costs to support Company personnel, which are generally fixed. Accordingly, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	2007		2008	2007
Sales and marketing	$6,822	$7,106		$13,721	$12,926
Percentage change from comparable prior period	-4%			6%
As a percentage of net revenue	50%	48%		47%	44%
Headcount, end of period	110 (1)	106	(1)

(1)                      Excludes 18 and 19 customer support employees at March 31, 2008 and 2007, respectively. The costs related to these employees are allocated to cost of revenues.

Sales and marketing expenses for the six months ended March 31, 2008, were up due to an increase in severance expenses of $0.6 million associated with the staff reduction initiative announced during the quarter ended December 31, 2007.  For the quarter ended March 31, 2008, commission expense was down due to lower sales activity.  Additionally, sales and marketing expenses incurred outside the United States were impacted by the weakening United States Dollar in the quarter ended March 31, 2008.

Research and development

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and an allocation of facilities and information technology costs.  The focus of research and development efforts is to bring new products, as well as new versions of existing products, to market, in order to address customer demand as well as to provide ongoing support to existing products.   Significant research and development expenses are absorbed into maintenance and support cost of goods sold to reflect sustaining engineering efforts.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Research and development, net	$4,663	$4,860	$9,416	$9,853
Percentage change from comparable prior period	-4%		-4%
As a percentage of net revenue	34%	33%	32%	33%
Headcount, end of period	121	135

Decreases in Research and Development expenses, net, were the result of an increased percentage of Research and Development spend for support and sustaining engineering efforts made by the development team on an ever growing installed base, the costs of which are absorbed into cost of sales.  Reductions in headcount contributed to the reduced period-over-period expense, offset by severance expenses of $0.2 million incurred in the first six months of fiscal 2008, and the effect of the weakening United States dollar on expenses incurred in Europe and Australia.  Research and development expenses, gross, increased period over period, primarily due to sustaining engineering efforts by the development team on the growing installed customer base.  These sustaining costs have been absorbed into cost of revenues.

General and administrative

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance and an allocation of facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
General and administration	$2,527	$2,494	$5,641	$5,379
Percentage change from comparable prior period	1%		5%
As a percentage of net revenue	19%	17%	19%	18%
Headcount, end of period	43	48

During the six months ended March 31, 2008, general and administrative expenses were higher due to increases in tax consulting expense incurred with the adoption of FIN 48.  The reduction in headcount reduced payroll expense, offset by severance expense and the effect of the weakening United States dollar on expenses incurred in Europe and Australia.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any.

During the three months ended December 31, 2007, the Company reversed an accrual of $73,000 for a potential liability related to ongoing legal proceedings brought by a terminated employee in France. The court hearing the case ruled in favor of the Company. No other charges for restructuring activities were recorded during the periods presented.

Although the Company does not expect to incur any significant additional charges related to previous restructurings, a change in the estimated sublease income from, or time required to sublease exited facilities, or any other changes could result in future charges to the statement of operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer relationships, trademark, and trade name intangibles capitalized in acquisitions.

Amortization of acquired intangibles and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Amortization of acquired intangible assets	$41	$48	$82	$96
Percentage change from comparable prior period	-15%		-15%
As a percentage of net revenue	0%	0%	0%	0%

Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. During the quarter ended March 31, 2008, based on indicators of potential impairment, the Company performed an impairment review of goodwill and determined the carrying value of goodwill of $35.9 million was fully impaired.  As a result, goodwill of $35.9 million was written off as a non-cash charge to income.

Interest income (expenses)

Interest income (expense) consists of interest income on cash, cash equivalents, and investments.

Interest income and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income	$1,307	$1,510	$2,927	$2,898
Percentage change from comparable prior period	-13%		1%
As a percentage of net revenue	10%	10%	10%	10%

Interest income, net, decreased during the three months ended March 31, 2008, when compared to the same period in the prior year due to the combination of moving a significant portion of the investment portfolio principal into cash and cash equivalents which earn a lower rate of return, the continued usage of cash in the operations of the business, and the decrease in prevailing market interest

rates earned on investments.   The movement of investment principal into cash at March 31, 2008, was an intermediate step in moving investments to a new portfolio manager.  The Company expects interest income to fluctuate in the future depending on interest rate variability and the composition of the investment portfolio.

Other income (expenses)

Other income (expense), net is comprised of foreign exchange gains or losses and other-than-temporary impairment of ARS holdings.

Other income (expense) and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Other income (expense)	$(1,573)	$465	$(2,050)	$1,332
Percentage change from comparable prior period	-438%		-254%
As a percentage of net revenue	12%	3%	7%	5%

During the quarter ended March 31, 2008, an other-than-temporary impairment on investments of $2.1 million and a reclassification of previously recorded temporary impairment of $0.9 million was recorded to other income (expense).  Offsetting the $3.0 million other expense for the quarter was a foreign exchange gain of $1.4 million, primarily a result of revaluing intercompany receivables denominated in foreign currencies.  The weakening of the United States dollar, especially against the British Pound Sterling and the Australian dollar, was the primary factor in the quarter-to-date gain.  During the quarter ended December 31, 2007, the United States dollar strengthened against foreign currencies, explaining the $0.5 million reduction of foreign exchange gain for the six months ended March 31, 2008.  Other income for the three and six months ended March 31, 2007, are primarily related to foreign exchange gains based on a weakening United States dollar during the period.

Income taxes

The income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. The income tax provision was approximately $30,000 and $99,000 for the three months ended March 31, 2008 and 2007, respectively, and $73,000 and $114,000 for the six months ended March 31, 2008 and 2007, respectively.  For the quarter ended March 31, 2008, income tax expense was reduced by $43,000 for a refund received for previously paid and expensed taxes in a foreign jurisdiction, resulting in a net tax provision of ($13,000) and $30,000 for the three and six months ended March 31, 2008.  The effective tax rate differs from the statutory rates as the Company has recorded a 100% valuation allowance related to the deferred tax assets and does not consider the generation of taxable income to realize these benefits to be more likely than not.

The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit. In addition, upon adoption of FIN 48, the Company also reclassified approximately $384,000 from short-term to long-term income tax payable.  On October 1, 2007, the Company had approximately $479,000 of unrecognized tax benefits, which if recognized, will be recorded as an income tax benefit in the consolidated statement of operations.  Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time. The Company’s policy to include interest and penalties related to unrecognized tax benefits with the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.  At October 1, 2007, an insignificant amount of interest and penalties are included in long-term taxes payable.

The Company or its subsidiaries files income tax returns in the U.S. and various states, as well as various other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is the year ended December 31, 2002, although depending upon jurisdiction, tax years may remain open subject to limitations.

Minority interest

Minority interest represents the minority interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

Liquidity and capital resources

The following sections discuss the effect of changes in the balance sheet, cash flows, and contractual obligations on the liquidity and capital resources.

Balance Sheet and Cash Flows

Cash, Cash Equivalents, and Investments

The following table summarizes the cash, cash equivalents, and investments (dollars in thousands):

	March 31, 2008	September 30, 2007	Increase (Decrease)
Cash and cash equivalents	$59,273	$30,639	$28,634
Short-term investments	27,473	$91,084	(63,611)
Long-term investments	29,968	—	29,968
	$116,714	$121,723	$(5,009)

The portfolio of cash, cash equivalents, and marketable securities is managed by several financial institutions.  Due to uncertainty in the investment market that has affected the liquidity of ARS holdings, the Company reclassified $30.0 million of investments at fair market value ($33.0 million at cost) to long-term as of March 31, 2008.  Additionally, the Company did not immediately reinvest short-term investments at maturity, due to the transition to new portfolio managers.  As a result, cash and cash equivalents at period-end increased.

The Company believes that cash and cash equivalents and short-term investments will be sufficient to satisfy anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of business, products, or technologies. A portion of cash may be used to acquire or invest in businesses or products or to obtain the right to use complementary technologies.

The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Six Months Ended
	March 31, 2008	March 31, 2007	Increase (Decrease)
Net cash provided by (used in) operating activities	$(2,110)	$2,975	$(5,085)
Net cash provided by investing activities	$30,404	$998	$29,406
Net cash provided by (used in) financing activities	$25	$176	$(151)

Operating Activities

Net cash provided by operating activities decreased $5.1 million for the six months ended March 31, 2008, as compared to the corresponding period in fiscal year 2007.  The decrease was primarily driven by a $5.7 million larger net loss (after adjustment for the $35.9 million non-cash impact of goodwill impairment).  While $3.0 million of the net loss was related to the non-cash impairment of investments in fiscal year 2008, this benefit to year-over-year comparative cash provided by operations was entirely offset by relatively smaller reductions in accounts receivable balances for fiscal 2008 compared to 2007.  Accounts receivable balances were historically high at September 30, 2006, due to timing associated with government sector security initiatives and the positive impact these initiatives had on fourth quarter 2006 revenues.  Increases in the year-over-year cash provided by operations were generated by increases in accrued liabilities and deferred revenue for fiscal 2008 and were offset by a reduction of fiscal 2008 trade accounts payable in comparison to the large fiscal 2007 increases in trade accounts payable.  Fluctuations in payable balances were related to timing of disbursements.  Fluctuations in deferred revenue balances were the result of two significant transactions for which the Company had not met all revenue recognition criteria as of March 31, 2008.

Investing Activities

Net cash provided by investing activities increased $29.5 million for the six months ended March 31, 2008, as compared to the corresponding period in fiscal year 2007.  The increase is explained by the liquidation of a net $28.4 million of short-term investments into cash and cash equivalents, year-over-year, combined with a $1.0 million decrease in property and equipment purchases, year-over-year.

Financing Activities

Net cash provided by financing activities decreased $0.2 million for the six months ended March 31, 2008, as compared to the corresponding period in fiscal year 2007 due to a decrease in the exercise of stock options, rights, and warrants.

Accounts Receivable, net

The following table summarizes accounts receivable, net (in thousands):

	March 31, 2008	September 30, 2007	Decrease
Accounts receivable, net	$12,413	$14,566	$(2,153)

The decrease in accounts receivable at March 31, 2008 compared to September 30, 2007, resulted from a combination of improved collections and a general decrease in net revenues.  Days sales outstanding (DSO) in accounts receivable as of March 31, 2008 and September 30, 2007 were 72 days and 95 days, respectively.  DSO is primarily affected by revenue variability during the quarter and general collection performance.

Deferred Revenue, net

The following table summarizes deferred revenue (in thousands):

	March 31, 2008	September 30, 2007	Increase
Maintenance and support	$10,774	$10,893	$(119)
Product	2,961	2,208	753
Total	$13,735	$13,101	$634

Reported as:
Current	$11,062	$10,349	$713
Noncurrent	2,673	2,752	(79)
Total	$13,735	$13,101	$634

The increase in deferred product revenue at March 31, 2008, compared to September 30, 2007, included the deferral of a significant license revenue transaction of $0.6 million and a significant professional services transaction of $0.5 million offset by the recognition of previously deferred amounts.

Contractual Obligations

The following summarizes contractual obligations at March 31, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$9,646	$2,070	$6,455	$1,121	$—

(1)                      Represents remaining six months of the 2008 fiscal year.

(2)                      Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses exclusive of expected sublease income of approximately $0.7 million.

Jason Hart resigned as Chief Executive Officer as of November 1, 2007. In connection with the termination of Mr. Hart’s employment, the Company agreed to pay Mr. Hart severance in an amount equal to one year of base salary, which is $290,000, and to provide for continued health insurance coverage for up to one year.  During the first six months of fiscal year 2008, $145,000 was paid and as of March 31, 2008, $145,000 remained to be paid.  On March 10, 2008, Mark Lustig informed the Company of his intent to resign as Chief Financial Officer.  Pursuant to a separation agreement, Mr. Lustig will receive a one-time separation payment of $85,937, which includes a pro rated 2008 bonus.

On December 5, 2007, the Company announced a cost cutting plan to be implemented in the first and second quarter of fiscal 2008.  The plan was expected to reduce worldwide headcount and to streamline certain business functions. As of March 31, 2008, total severance costs incurred associated with the plan were approximately $1.3 million, of which $0.9 million have been paid in cash to date.  Headcount was reduced across the organization by 26.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, the Company’s unrecognized tax benefits increased by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.  In addition, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material effect on the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will evaluate the impact of the provisions of SFAS No. 161 and will adopt this standard on October 1, 2009.

Critical Accounting Policies and Estimates

Basis of Presentation

The above discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X.  The Company believes there are several accounting policies that are critical to understanding the consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. The Company has reviewed the critical accounting policies and their application in the preparation of the financial statements and related disclosures with the  Audit Committee of the Board of Directors. The critical accounting policies and estimates are described below. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2007.

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2,  Software Revenue Recognition, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) 00-21,  Revenue Arrangements with Multiple Deliverables, and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other services, or a combination of these items.

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

From time-to-time, the Company has provided acceptance rights to certain customers, which give the customer the right to accept or reject the software after it has been delivered, for customized or significantly modified software products developed under product development agreements, and on occasion, for hardware products and client/server software products. In instances where an acceptance clause exists, no revenue is recognized until the product is formally accepted by the customer or the acceptance period has expired.

Service revenue includes revenue from training, installation and consulting. From time-to-time, the Company develops and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours.  Revenues under these arrangements are presented as a component of software revenue on the income statement as the related project revenues, including both the license and service components, are less than 10% of total net revenues.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. At March 31, 2008 and September 30, 2007, the balances of unbilled work-in-process on the books are immaterial.

Service revenue is recognized separately from the software element when the services are performed and when VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services.  Revenue under these arrangements is presented as a component of software revenue on the income statement as the related service revenues are less than 10% of total net revenues.

The Company has one ongoing reseller arrangement in which the Company earns a fixed percentage of license and maintenance revenue earned by the reseller from the end-user.  For this arrangement, the Company has no control over the pricing established by the reseller, including what is charged for maintenance renewals.  Since the Company cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, the Company is unable to establish VSOE for maintenance renewals in this arrangement.  Accordingly, for the bundled sales of license and maintenance, the Company recognizes revenue on a straight-line basis over the life of the maintenance contract in accordance with paragraph 12 of SOP 97-2.  For income statement presentation purposes only, the Company allocates revenue for this arrangement between software and PCS in a ratio consistent with the Company’s standard end-user pricing model.  For the year ended September 30, 2007, $3.6 million or 16% of total software revenue and $3.4 million or 17% of total maintenance revenue was allocated for this arrangement.

PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades. Revenues from advance payments for PCS contracts are recognized on a straight-line basis over the term of the contract.

Even though delivery of PCS and services has started, if all of the criteria in SOP 97-2 for revenue recognition are not met, PCS and service revenue recognition may not commence. At the time all the criteria in SOP 97-2 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the remaining PCS service period.  In very limited and infrequent circumstances, the Company may provide PCS to customers without persuasive evidence of an arrangement.  This typically occurs when a customer’s PCS renewal is due but the customer has not provided an appropriate purchase order in a timely manner.

Revenue from stand alone product sales is recognized upon shipment (unless shipping terms determine otherwise) to resellers, distributors and other indirect channels, net of estimated returns or estimated future price changes. The Company’s practice is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end-user is known and has been qualified. In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The Company bases its estimates and judgments on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from the current estimates. Significant estimates made in the accompanying financial statements are:

•                               Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from estimates, it may result in a decrease or increase in general and administrative expenses.

•                               Inventory Valuation — The Company provides for slow moving and obsolete inventories based on historical experience and forecast of product demands. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than current projections or if there is a change in technology making current inventory obsolete, the Company may be required to record additional charges adversely affecting margins and results of operations.

•                               Long-Lived Assets — The Company performs an annual review of the valuation of long-lived assets, including property and equipment. The Company also assesses the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company records an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management’s current assessment, material write-downs of long-lived assets may be required, adversely affecting results of operations.

•                               Other Intangible Assets — The Company generally records intangible assets when a company is acquired.  The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than the original assessment, material write-downs of the fair value of intangible assets may be required. The Company recorded such impairments in fiscal 2005 and 2004. The Company periodically reviews the estimated remaining useful lives of other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect results of operations.

•                               Valuation of Investment Portfolio — The Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity.  These estimates are based on market conditions, which are currently in a state of uncertainty.   Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity and default risk were made as part of management’s analysis and valuation of its ARS investments as of the quarter ended March 31, 2008.  As a result, an other-than-temporary impairment of the Company’s ARS holdings was recorded, reducing net income by $3.0 million. If the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.

•                               Goodwill— In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. At December 1, 2007, the Company performed the annual impairment review and determined that no impairment on the carrying values of goodwill of $35.9 million existed as of that date.   During the quarter ended March 31, 2008, the Company’s stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill.  As a result, management undertook an impairment evaluation to estimate the fair value of the Company’s single reporting unit in relation to the book value of the Company (SFAS 142  — Step One Analysis).  Based on the Step One Analysis results, potential impairment was indicated.  A SFAS 142 - Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008.  As a result of the analysis, the entire carrying value of goodwill was deemed impaired and written down to nil, as a non-cash charge to income.

•                               Restructuring Expense — In connection with the 2006, 2005, 2004, and 2002 restructurings, the Company accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires the Company to estimate severance payments. Recording of costs associated with vacating facilities require the Company to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from estimates, it may result in an increase or decrease in restructuring charges, and could adversely affect the results of operations. In fiscal 2006 and 2005, the Company recorded additional charges associated with the change in estimates for future sublease income.

•                               Hardware Sales Warranty Reserve — The Company accrues expenses associated with potential warranty claims at the time of sale, based on warranty terms and historical experience. The warranty the Company provides is in excess of warranty coverage provided by product assembly contractors. The Company’s standard warranty period is ninety days for software products and one year for hardware products. Changes in the warranty reserve are included as a component of cost of hardware revenue. If actual returns under warranty differ significantly from estimates, it may result in a decrease or increase in the cost of hardware revenue.

•                               Provision for Income Taxes — The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If the Company does not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, the Company records a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options and net operating loss carry-forwards. The Company has established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

•                               The Company estimates the value of employee stock options on the date of grant using the Black-Scholes Merton option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of the stock price.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange rate sensitivity

The Company is exposed to currency exchange fluctuations as the Company sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to gains of $1.4 million and $0.4 million for the quarters ended March 31, 2008 and 2007, respectively, as recorded in the consolidated statement of operations.  For the six months ended March 31, 2008 and 2007, the fluctuation of foreign currencies amounted to gains of $0.9 million and $1.3 million, respectively.

During the three and six months ended March 31, 2008, of total sales, approximately 58% and 59%, respectively, were invoiced in U.S. Dollars. Although the Company purchases many components in U.S. Dollars, approximately half of expenses are denominated in other currencies, primarily in Euros, Australian Dollars and British Pounds. Because more revenue is U.S. Dollar-denominated than expenses, a decline in the value of the U.S. Dollar could adversely affect operating results.

Interest rate sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents, and investment holdings. The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time the Company makes these investments and may differ from the rates the Company has secured in the past.

At March 31, 2008, the Company held $59.3 million of cash and cash equivalents, $27.4 million in short-term investments, and $30.0 million in long-term investments for a total of $116.7 million.  Cash and cash equivalents consist primarily of cash and money-market funds.  Short-term investments are primarily comprised of U.S. government agency securities, corporate notes and bonds, certificates of deposit, and ARS.  Long-term investments consist of ARS.  Based on the cash, cash equivalents and investments at March 31, 2008, a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest income and cash flows by approximately $0.6 million.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions and investments consist of U.S. government and government agency securities, corporate notes and bonds, commercial paper, and ARS.

As of March 31, 2008, the Company had a total of $41.9 million, at cost, invested in auction rate securities. ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days.  The monthly auctions historically have provided a liquid market for these securities.  The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Taxable Municipals, Derivative Product Companies, and Student Loans.

 Continued uncertainty in the credit markets has affected the Company’s holdings in ARS.  During the quarters ended December 31, 2007, and March 31, 2008, $30.8 million and $41.9 million, respectively, of ARS holdings at cost were unsuccessful at auction due to sell orders exceeding buy orders.  As a result, the Company now earns a penalty interest rate although the investments are currently considered illiquid until such time as auctions are again successful or these instruments are called or refinanced.  The CDOs and the Derivative Product Companies began failing in August 2007.  The Closed-end Mutual Funds, Taxable Municipals, and Student Loans failed initially in February 2008.  At present, all ARS holdings of the Company have experienced failed auctions and are, therefore, presently illiquid as no viable trading market exists for these securities.

The CDOs are insured by financial guarantors.  At March 31, 2008, $11.5 million at cost of the CDOs are guaranteed by Ambac and $14.5 million at cost are guaranteed by MBIA.  As of March 31, 2008, Ambac was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch and MBIA was rated AAA by Moody’s, Standard and Poor’s, and Fitch.  Although these insurers are highly rated, they are both widely reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the ARS holdings.

As of March 31, 2008, all of the ARS investments are rated as AAA, except for one holding representing $5.8 million at par, which is rated AAA by Moody’s and Standard and Poor’s and AA by Fitch.  All are current on all obligations, and all continue to pay interest at the maximum applicable penalty rates.   Additionally, since March 31, 2008, several of the failed ARS classified as short-term investments have been called by the issuers.  The Closed-end Mutual Funds and the Taxable Municipals are expected to be called within the next 1 to 12 months at par, further supporting management’s classification on the balance sheet.

To reflect the current lack of liquidity, $33.0 million at cost, representing $30.0 million at fair market value, of these investments, specifically the CDOs, the Derivative Product Companies, and the Student Loan holding, have been reclassified as long-term investments on the Company’s balance sheet as of March 31, 2008.  However, given the Company’s current cash balances and forecasted operational cash requirements, the Company has no short-term need to access these funds.

Historically, the fair value of ARS approximated par value due to the frequent interest rate resets.  However, the failed auctions have resulted, in most cases, in revised estimates of fair value that are less than par.  Management has reviewed these investments and has valued the holdings accordingly using a discounted cash flow methodology.

As a result, the Company reduced the carrying value of certain ARS investments by $0.9 million as of December 31, 2007, through Other Comprehensive Income, so as to reflect the Company’s view at the time that the impairment was of a temporary nature.  For the quarter ended March 31, 2008, the Company performed a quarterly valuation analysis, including reviews of the other-than-temporary impairment factors, and recorded an other-than-temporary impairment charge of $2.1 million to Other Income on the Consolidated Statement of Operations.  Concurrently, the temporary impairment of $0.9 million recorded in the quarter ended December 31, 2007, was reclassified from Other Comprehensive Income to Other Income on the Consolidated Statement of Operations for the period ended March 31, 2008.

While the Company has used what it believes to be an appropriate valuation model for these securities and has attempted to incorporate all identified risk factors into the analysis, the Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity. These estimates are also based on market conditions, which are currently in a state of uncertainty.  As a result, there is much independent judgment required in deriving these valuation conclusions.  Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity, default and other risks were made as part of management’s analysis and valuation of its ARS investments as of the quarter ended March 31, 2008.  While the Company believes that it has made reasonable judgments in its valuation exercise, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.  Therefore, the company intends to monitor these securities and the ARS markets in general, on a continuing basis.

The Company reviews its investment impairments in accordance with Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Specifically, management analyzed the continued downward trend in the fair value of ARS holdings and concluded that the continuing uncertainty in these credit markets precluded classifying the impairment on ARS classified as long-term as temporary.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures:  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.

The Company’s CEO and CFO evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not operating effectively, because the material weakness discussed below for the quarter ended December 31, 2007 has not been fully remediated and / or evaluated as working effectively as of the quarter ended March 31, 2008.  In light of the material weakness, the Company performed analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.  Management determined that, pursuant to this definition, a material weakness existed in the Company’s internal control over financial reporting at December 31, 2007, as follows:

•                               Revenue Recognition — The Company had controls in place to review significant revenue transactions and ensure revenue accounting was in accordance with the Company’s revenue recognition policy.  These controls were not effective during the quarter ended December 31, 2007, as their operation failed to ensure that all conditions required for revenue recognition were met. More specifically, the controls failed to identify outstanding obligations in relation to certain contracts and that persuasive evidence of an arrangement had not been obtained prior to period end for another contract. As a result, a material adjustment was recorded to defer hardware, license and maintenance revenue to future periods.

(b) Changes in Internal Control over Financial Reporting: There was no change in internal control over financial reporting (as defined in Rules 13a—15(f) and 15(d)—15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, other than those activities described further below.

 Since December 31, 2007, the Company has taken steps to modify existing controls and / or implement new internal controls to remediate the material weakness identified above.  Upon completion of additional training, the Company believes resources are adequate to competently perform the review and approval of revenue transactions and prevent or detect any similar revenue recognition issues in the future.  In addition, the Company has initiated more timely and comprehensive communications between the revenue accounting, legal, and operations teams to ensure revenue agreements are properly reviewed and approved, including evidencing this approval more formally.  As of the date of this filing, the Company believes that it has made progress in the implementation of these corrective actions toward remediation of the material weakness.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company is involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company, whether valid or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

ITEM 1A: Risk Factors

Risk Factors That May Affect Results of Operations and Financial Condition

Set forth below are certain risks and uncertainties that could affect the business, financial condition, operating results, and/or stock price. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations.

We have a history of losses and may experience losses in the foreseeable future.

We have not achieved profitability and may incur losses for the foreseeable future. During the three and six months ended March 31, 2008, our net losses were $42.5 million and $46.4 million, respectively, and in fiscal year 2007, we incurred losses of approximately $9.3 million.  As of March 31, 2008, our accumulated deficit was $293.0 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate. Current concern over a potential global economic slowdown could slow customer orders, as well as anticipated revenue growth, and could further delay our prospects of operating profitability.

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

We derive revenue from only a limited number of products and do not have a diversified product base.

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of our future revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our prior restructuring initiatives to focus on just our core products and do not expect to diversify our product offerings in the foreseeable future. By limiting our product offerings in the future, we will likely increase the risks associated with not having a more diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners and customers. Two customers (EDS and Novell) each accounted for more than 10% of our total revenue during the six months ended March 31, 2008 and 2007. Additionally, a substantial portion of our total revenue is generated from the governmental sector. The government business accounted for 29% of total product revenue in fiscal year 2007 and 22% of total product revenue during the second quarter of fiscal year 2008. We expect future potential revenue variability in this sector due to variable government ordering patterns and frequent delays associated with larger programs.

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

•                               The relative mix of our license and services revenue; and

•                               The application of new accounting regulations which could negatively impact results.

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

Furthermore, the implementation process is subject to delays resulting from concerns associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smartcards, readers, and tokens, and the recognition of maintenance revenues would also occur over this period, thereby negatively impacting the results of our operations in the near term, resulting in unanticipated fluctuations between periods.

We invest in securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value of our assets.

As of March 31, 2008, the Company had a total of $41.9 million, at cost, invested in auction rate securities. ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days.  The monthly auctions historically have provided a liquid market for these securities.  The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Taxable Municipals, Derivative Product Companies, and Student Loans.

Continued uncertainty in the credit markets has affected the Company’s holdings in ARS.  During the quarters ended December 31, 2007, and March 31, 2008, $30.8 million and $41.9 million, respectively, of ARS holdings at cost were unsuccessful at auction due to sell orders exceeding buy orders.  As a result, the Company now earns a penalty interest rate although the investments are currently considered illiquid until such time as auctions are again successful or these instruments are called or refinanced.  The CDOs and the Derivative Product Companies began failing in August 2007.  The Closed-end Mutual Funds, Taxable Municipals, and Student Loans failed initially in February 2008.  At present, all ARS holdings of the Company have experienced failed auctions and are, therefore, presently illiquid as no viable trading market exists for these securities.

The CDOs are insured by financial guarantors.  At March 31, 2008, $11.5 million at cost of the CDOs are guaranteed by Ambac and $14.5 million at cost are guaranteed by MBIA.  As of March 31, 2008, Ambac was rated AAA by Moody’s and Standard and Poor’s and AA by Fitch and MBIA was rated AAA by Moody’s, Standard and Poor’s, and Fitch.  Although these insurers are highly rated, they are both widely reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the ARS holdings.

As of March 31, 2008, all of the ARS investments are rated as AAA, except for one holding representing $5.8 million at par, which is rated AAA by Moody’s and Standard and Poor’s and AA by Fitch.  All are current on all obligations, and all continue to pay interest at the maximum applicable penalty rates.   Additionally, since March 31, 2008, several of the failed ARS classified as short-term investments have been called by the issuers.  The Closed-end Mutual Funds and the Taxable Municipals are expected to be called within the next 1 to 12 months at par, further supporting management’s classification on the balance sheet.

To reflect the current lack of liquidity, $33.0 million at cost, representing $30.0 million at fair market value, of these investments, specifically the CDOs, the Derivative Product Companies, and the Student Loan holding, have been reclassified as long-term investments on the Company’s balance sheet as of March 31, 2008.  However, given the Company’s current cash balances and forecasted operational cash requirements, the Company has no short-term need to access these funds.

Historically, the fair value of ARS approximated par value due to the frequent interest rate resets.  However, the failed auctions have resulted, in most cases, in revised estimates of fair value that are less than par.  Management has reviewed these investments and has valued the holdings accordingly using a discounted cash flow methodology.

As a result, the Company reduced the carrying value of certain ARS investments by $0.9 million as of December 31, 2007, through Other Comprehensive Income, so as to reflect the Company’s view at the time that the impairment was of a temporary nature.  For the quarter ended March 31, 2008, the Company performed a quarterly valuation analysis, including reviews of the other-than-temporary impairment factors, and recorded an other-than-temporary impairment charge of $2.1 million to Other Income on the Consolidated Statement of Operations.  Concurrently, the temporary impairment of $0.9 million recorded in the quarter ended December 31, 2007, was reclassified from Other Comprehensive Income to Other Income on the Consolidated Statement of Operations for the period ended March 31, 2008.

While the Company has used what it believes to be an appropriate valuation model for these securities and has attempted to incorporate all identified risk factors into the analysis, the Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity. These estimates are also based on market conditions, which are currently in a state of uncertainty.  As a result, there is much independent judgment required in deriving these valuation conclusions.  Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity, default and other risks were made as part of management’s analysis and valuation of its ARS investments as of the quarter ended March 31, 2008.  While the Company believes that it has made reasonable judgments in its valuation exercise, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.  Therefore, the company intends to monitor these securities and the ARS markets in general, on a continuing basis.

If a liquid market for these securities does not develop, the ARS holding may require additional impairment.  Any of these events could adversely affect our results of operations and our financial condition.  A material change in these underlying estimates and assumptions could significantly change the reported value and could cause us to take significant charges for additional write-downs in value.

We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted.

We rely on certain key employees, including our Chief Executive Officer, President and Chief Financial Officer.  In recent years, there has been significant and recurring turnover in all levels of management.  In March  2008, our Chief Financial Officer,

Mark Lustig, announced his resignation, effective in May 2008.  In April 2008, Grant Evans became our Chief Executive Officer following the resignation of Thomas Jahn.  We are currently in the process of searching for a new Chief Financial Officer and may experience further turnover in management in the future.  As a result, we face challenges in effectively managing our operations during these transitions.  If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business effectively may be impacted.

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

We believe smartcards are an emerging platform for providing digital identity for network applications and services. Our business model is premised on the smartcard becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smartcard deployment and use.  Should platforms or form factors other than the smartcard emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, such as Microsoft’s recent introduction of Windows Vista, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. Additionally, consolidation within this industry has created a more difficult competitive environment for us and may result in the broader adoption of competing platforms and systems.

In addition, the digital identity market has evolving industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.  Uncertainty surrounding the Homeland Security Presidential Directive No. 12 may affect sales of our products to government agencies. If our products do not comply with the requirements of Homeland Security Presidential Directive No. 12, we may not be able to sell to agencies that must comply with this Directive.

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

As employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent. New employees must learn the ActivIdentity organization, products, and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity or ability to respond quickly to the competitive environment.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the three months ended March 31, 2008 and 2007, markets outside of North America accounted for 60% and 60% respectively, of total revenue.

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

•                               Fluctuations in currency exchange rates; and

•                               Fluctuations in business activity.

While we present our financial statements in U.S. Dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British Pounds.  Some revenue transactions are denominated in foreign currencies as well.  Significant fluctuations in exchange rates between the United States Dollar and foreign currencies may adversely affect our future operating results.  The fluctuation of foreign currencies amounted to gains of $1.4 million and $0.4 million for the quarters ended March 31, 2008 and 2007, respectively.  For the six months ended March 31, 2008 and 2007, the fluctuation of foreign currencies amounted to gains of $0.9 million and $1.3 million, respectively.

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

We recorded an impairment charge of $35.9 million to goodwill during the quarter ended March 31, 2008.  Due to our declining stock price, we conducted a goodwill impairment analysis and determined the full carrying value of our goodwill was impaired.  As of March 31, 2008, we have no goodwill on our balance sheet.

We may terminate additional non-core activities in the future or determine that our long-lived assets or acquired intangible assets have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations.

As of March 31, 2008, we had $5.4 million of other intangible assets and nil of goodwill, representing approximately 4% of our total assets.  If our estimates of future undiscounted cash flows to be derived from the use of our other intangible assets drop below the carrying value of such assets, an additional impairment charge may be required.

Our operating results could suffer if we are subject to intellectual property infringement claims.

We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restrictions on the use of such proprietary rights. There is a risk that our products infringe on the proprietary rights of third parties. While we currently do not believe that our products infringe on proprietary rights of third parties, infringement or invalidity claims may nevertheless be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights. However, we may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

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

We may have exposure to additional tax liabilities as a result of inter-company transfer pricing policies.

As a multinational organization, we conduct business and is subject to income taxes in both the United States and various foreign jurisdictions.  Significant judgment is required in determining our worldwide income tax provision and related tax liabilities. In the ordinary course of a global business, inter-company transactions and calculations result in a variety of uncertain tax positions. Our inter-company pricing policies are subject to audits in the various foreign tax jurisdictions. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of tax audits or potential tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. During the fourth quarter of fiscal 2007, we recorded an additional $384,000 of tax liabilities with respect to our inter-company transfer pricing study. Additionally, in connection with the adoption of FIN 48 on October 1, 2007, we increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The 2008 Annual Meeting of Stockholders was held on March 13, 2008.  The following proposals were submitted to a vote of the stockholders and were approved:

Proposal No. 1 — Election of Directors

The following votes were cast for each director nominee (based on 45,766,190 shares outstanding at January 25, 2008):

	For	Percent Cast	Percent Outstanding	Withheld	Percent Cast	Percent Outstanding	Total Cast
Robert Brandewie	18,714,296	59%	41%	13,222,578	41%	29%	31,936,874
Grant Evans	31,013,305	97%	68%	923,569	3%	2%	31,936,874
James Frankola	29,795,986	93%	65%	2,140,888	7%	5%	31,936,874
Jason Hart	18,714,329	59%	41%	13,222,545	41%	29%	31,936,874
Steven Humphreys	18,533,846	58%	40%	13,403,028	42%	29%	31,936,874
Thomas Jahn	19,438,021	61%	42%	12,498,853	39%	27%	31,936,874
James Ousley	29,171,177	91%	64%	2,765,697	9%	6%	31,936,874
David B. Wright	31,017,805	97%	68%	919,069	3%	2%	31,936,874

Proposal No. 2 — Ratification of Independent Registered Public Accountants

The Stockholders voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2008, by the following vote:

	Voted	Percent Cast	Percent Outstanding
For	31,280,053	98%	68%
Against	622,601	2%	2%
Abstain	34,220	0%	0%
Total Shares Voted	31,936,874	100%	70%

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Mutual Release and Waiver Agreement with Former Protocom Shareholders dated July 19, 2007

10.2	Separation agreement with Mark Lustig dated April 11, 2008

10.3	Severance Agreement and Release with Thomas Jahn dated April 11, 2008

10.4	Employment Agreement between Grant Evans and ActivIdentity dated April 23, 2008

10.5	Facility Lease — Suresnes, France

10.6	Facility Lease — Australia

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 12th day of May 2008.

ActivIdentity Corporation

By:	/s/ MARK LUSTIG
Mark Lustig
Chief Financial Officer