Form 10-Q
period 2008-06-30
ACTIVIDENTITY CORP
filed 2008-08-11
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34137

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

As of July 31, 2008, the Registrant had outstanding 45,786,184 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	September 30,
	2008	2007 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$68,318	$30,639
Short-term investments	16,836	91,084
Accounts receivable, net of allowance for doubtful accounts	8,820	14,566
Inventories, net	2,336	2,146
Prepaid and other current assets	2,026	2,077
Total current assets	98,336	140,512

Investments	29,148	—
Property and equipment, net	3,390	4,267
Other intangible assets, net	4,784	6,695
Other long-term assets	1,098	1,104
Goodwill	—	35,874
Total assets	$136,756	$188,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$2,116
Accrued compensation and related benefits	6,597	6,942
Current portion of accrual for restructuring liability	611	733
Accrued and other current liabilities	4,178	3,484
Current portion of deferred revenue	9,478	10,349
Total current liabilities	22,887	23,624

Deferred revenue, net of current portion	2,582	2,752
Accrual for restructuring liability, net of current portion	1,118	1,574
Long-term deferred rent	496	705
Other long-term liabilities	479	—
Total liabilities	27,562	28,655
Minority interest	323	354

Commitments and contingencies (Notes 11 and 13)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
75,000,000 shares authorized, 45,786,184 and 45,732,623 issued and outstanding at June 30, 2008 and September 30, 2007, respectively	46	46
Additional paid-in capital	425,394	423,242
Accumulated deficit	(299,992)	(246,501)
Accumulated other comprehensive loss	(16,577)	(17,344)
Total stockholders’ equity	108,871	159,443
Total liabilities and stockholders’ equity	$136,756	$188,452

(1) Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Software	$5,983	$4,923	$17,017	$17,540
Hardware	3,175	5,670	11,090	13,778
Maintenance and support	5,140	5,691	15,255	14,465
Total revenue	14,298	16,284	43,362	45,783

Cost of revenue:
Software	1,086	1,344	2,772	2,930
Hardware	2,071	2,733	6,819	7,536
Maintenance and support	2,040	1,194	6,092	3,406
Amortization of acquired developed technology and patents	592	747	1,787	2,331
Total cost of revenue	5,789	6,018	17,470	16,203
Gross profit	8,509	10,266	25,892	29,580

Operating expenses:
Sales and marketing	5,827	6,127	19,548	19,053
Research and development	4,676	5,060	14,092	14,913
General and administration	2,626	4,405	8,267	9,784
Restructuring expense (recovery)	3	—	(70)	—
Amortization of acquired intangible assets	42	48	124	144
Impairment of goodwill	—	—	35,874	—
Total operating expenses	13,174	15,640	77,835	43,894
Loss from operations	(4,665)	(5,374)	(51,943)	(14,314)

Other income (expense):
Interest income, net	845	1,596	3,772	4,494
Other income (expense), net	(2,927)	1,099	(4,977)	2,431
Total other income (expense), net	(2,082)	2,695	(1,205)	6,925
Loss before income tax and minority interest	(6,747)	(2,679)	(53,148)	(7,389)
Income tax provision	(250)	(41)	(280)	(155)
Minority interest	14	(2)	32	(8)
Net loss	$(6,983)	$(2,722)	$(53,396)	$(7,552)
Basic and diluted net loss per share	$(0.15)	$(0.06)	$(1.17)	$(0.17)
Shares used to compute basic and diluted net loss per share	45,778	45,713	45,764	45,682

Other comprehensive income (loss):
Net Loss	$(6,983)	$(2,722)	$(53,396)	$(7,552)
Unrealized gain (loss) on short-term investment, net	(78)	—	(911)	364
Reclassification of unrealized loss on short-term investments	—	—	945	—
Foreign currency translation gain (loss)	(372)	(1,133)	(1,213)	(2,390)
Reclassification of currency translation loss on liquidation of investment in foreign entity	1,946	—	1,946	—
Comprehensive loss	$(5,487)	$(3,855)	$(52,629)	$(9,578)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in Thousands)

	Nine Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(53,396)	$(7,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,225	1,157
Amortization of acquired developed technology and patents	1,787	2,331
Non-realized foreign exchange gain	(1,470)	(2,394)
Amortization of acquired intangible assets	124	144
Stock-based compensation expense	2,127	1,799
Loss on disposal of property and equipment	20	25
Currency translation loss on liquidation of investment in foreign entity	1,946	—
Goodwill impairment charge	35,874	—
Investment impairment charge	3,812	—
Minority interest in ActivIdentity Europe S.A	(32)	8
Changes in:
Accounts receivable	6,339	7,839
Inventories	22	(519)
Prepaid and other assets	593	(166)
Accounts payable	(192)	1,944
Accrued compensation and related benefits	(714)	153
Accrual for restructuring liability	(581)	(508)
Accrued and other liabilities	666	453
Deferred revenue	(1,396)	(2,310)
Net cash provided by (used in) operating activities	(3,246)	2,404

Cash flows from investing activities:
Purchases of property and equipment	(264)	(1,815)
Purchases of short-term investments	(37,245)	(101,391)
Proceeds from sales and maturities of short-term investments	78,215	113,337
Other long-term assets	(63)	28
Net cash provided by investing activities	40,643	10,159

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	25	191
Net cash provided by financing activities	25	191
Effect of exchange rate changes	257	482
Net increase in cash and cash equivalents	37,679	13,236
Cash and cash equivalents, beginning of period	30,639	11,477
Cash and cash equivalents, end of period	$68,318	$24,713

Supplemental disclosures:
Cash paid (refund received) for income taxes, net	$(11)	$360

See accompanying notes to consolidated financial statements.

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

ActivIdentity® solutions support the convergence of physical and logical identity through strong authentication with smart card lifecycle management, enterprise single sign on, and data encryption and digital signature. ActivIdentity solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, as well as intelligent citizen services.

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

The accompanying condensed balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated balance sheet as of June 30, 2008, and statements of operations and comprehensive losses and cash flows for the three and nine months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2008.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.  There have been no significant changes in the Company’s critical accounting policies that were disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, other than the impact of the adoption of Financial Accounting Standards Board (FASB) Financial Interpretation Number (FIN) 48, Accounting for Income Tax Uncertainties, which affected the Company’s accounting for income taxes (see Note 3).

3. Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48.   FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit.  In addition, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of June 30, 2008, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan (2004 Plan). As of June 30, 2008, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which 8.0 million shares were subject to outstanding awards and 4.6 million shares were available for future grants under the 2004 Plan.

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

In August 2004, the Company’s stockholders approved the 2004 Plan, which replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of stock awards, stock appreciation rights, and cash awards.

In February 2007, the Company’s stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

The Company’s stock option activity is as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2007	7,226,603	$5.75	$3,879
Granted	428,000	4.12
Exercised	(4,781)	3.77
Forfeited	(446,143)	8.52
Outstanding at 12/31/2007	7,203,679	$5.48	$394
Granted	438,500	3.35
Exercised	—	—
Forfeited	(715,042)	5.97
Outstanding at 3/31/2008	6,927,137	$5.29	$—
Granted	2,120,000	2.22
Exercised	—	—
Forfeited	(1,108,569)	4.77
Outstanding at 6/30/2008	7,938,568	$4.54	$1,100
Exercisable at 6/30/2008	3,107,335	$5.95	$—

On April 23, 2008, two options were granted to the new Chief Executive Officer.  The first option, which represents the right to acquire 1.0 million shares, will vest solely upon satisfaction of a time-based vesting condition and will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter ratably over the subsequent thirty-six months.  The second option also represents the right to acquire 1.0 million shares and will vest only if the average closing stock price for the Company’s common stock over any given 90-day period within the first four years from the date of grant equals or exceeds $4.50 per share.  Once this condition has been met, the option will vest with respect to 500,000 shares and then will vest monthly thereafter with respect to the remaining 500,000 shares ratably over the subsequent twelve months.  Both options were granted outside of the 2004 Plan and as “inducement” awards as permitted under the NASDAQ Marketplace Rules.  Although the options were granted outside of the 2004 Plan, they are governed in all respects by the terms and conditions of that plan as if granted thereunder.

Stock options outstanding and exercisable as of June 30, 2008 are as follows:

	Options Outstanding
		Weighted
		Average
		Remaining		Options Exercisable
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Term (in Years)	Exercise Price	Number	Exercise Price
$2.18 - 4.23	3,130,076	6.94	$2.63	467,413	$3.46
4.24 - 5.00	2,508,914	5.58	4.44	771,702	4.42
5.01 - 6.82	912,003	5.61	6.19	742,335	6.36
7.10 - 8.95	1,287,375	3.68	7.86	1,025,685	7.60
9.04 - 11.18	100,200	3.69	9.43	100,200	9.43
	7,938,568	5.79	$4.54	3,107,335	$5.95

Restricted Stock and Restricted Stock Units

The Company periodically grants awards of restricted stock, which are issued but subject to vesting requirements, and restricted stock units, which result in the issuance of shares without an exercise price only upon the satisfaction of vesting requirements. Vesting may be time-based, performance-based or a combination of the two. During the first quarter of fiscal year 2008, 50,000 restricted stock units valued at a total of $206,000 were granted at no cost to non-employee directors. These awards will vest monthly over one year.  During the quarter ended June 30, 2008, 120,000 restricted stock units valued at a total of $348,000 were granted at no cost to non-employee directors.  These awards will vest monthly over one year, beginning on March 13, 2008, the date of the 2008 Annual Meeting of Stockholders, at which time these directors were elected.

Activity for the Company’s restricted stock and restricted stock units is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2007	216,014	$4.75
Granted	50,000	4.12
Vested	(21,319)	4.96
Cancelled	—	—
Nonvested at December 31, 2007	244,695	$4.60
Granted	—	—
Vested	(17,294)	4.18
Cancelled	(18,752)	4.12
Nonvested at March 31, 2008	208,649	$4.68
Granted	120,000	2.90
Vested	(65,064)	3.86
Cancelled	(90,612)	4.57
Nonvested at June 30, 2008	172,973	$3.82

Adoption of SFAS No. 123(R)

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, this expense has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rates differ for executive and non-executive employees and for employees located in France.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended June 30, 2008 and 2007.

The fair value of stock-based awards to employees that do not have a market or performance vesting condition is calculated using the Black-Scholes Merton option pricing model (the model).  The model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

For restricted stock and restricted stock unit awards, compensation is based on the fair market value of the stock on the actual grant date.

For awards that carry a market based vesting aspect, the fair value of the award is based on the results of a market simulation model (the simulation model) that evaluates the probability that the requisite market conditions needed for vesting will be achieved. The simulation model uses multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date.  The inputs to the simulation model include the Company’s stock price on the grant date, the historical volatility of the Company’s stock price over a period of time corresponding to the vesting period of the unit award as of the grant date, and the risk free interest rate, based on U.S. Treasury rates, as of the grant date whose applicable term also matches the vesting period. Based on whether the requisite market conditions are achieved during the multiple simulations the simulation model produces an expected future value of the stock on the vesting date. This future value is discounted back to the grant date and used as the requisite fair value of the unit award.

Valuation and Expense Information under SFAS No. 123(R)

The weighted-average fair value of stock-based compensation to employees that do not have a market based performance condition is based on the single option valuation approach.  Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9% - 3.4%	4.6% - 4.7%	2.4% - 4.2%	4.5% - 4.8%
Expected life (years)	4.8 – 5.4	4.8	4.8 – 5.4	4.8 – 6.1
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40.5% - 41.4%	41.1%	39.7% - 41.4%	41.1% - 55.0%
Weighted average expected volatility	41.3%	41.1%	40.9%	43.7%
Weighted average estimated forfeiture rate	40.0%	19.2%	39.5%	31.5%

Inputs to the simulation model did not differ significantly from the assumptions used in the single option valuation model.  For the market based options granted to the CEO on April 23, 2008, the anticipated vesting period was derived from the output of the simulation model and was calculated as 2.3 years for the first 500,000 options, the median time to vest.

The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under SFAS No. 123(R) for the three and nine months ended June 30, 2008 and 2007, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales—software	$32	$34	$97	$74
Cost of sales—hardware	16	13	50	32
Cost of sales—support and maintenance	14	29	48	66
Stock-based compensation expense included in cost of sales	62	76	195	172
Research and development	219	226	628	446
Sales and marketing	155	162	486	422
General and administrative	324	285	818	759
Stock-based compensation expense included in operating expenses	698	673	1,932	1,627
Stock-based compensation expense related to employee stock options	$760	$749	$2,127	$1,799

As of June 30, 2008, total unrecognized compensation costs related to non-vested stock options, restricted stock, and restricted stock units was $5.6 million, which will be recognized as an expense over a weighted average vesting period of approximately 3.0 years. The weighted average grant date fair value of options granted during the three and nine months ended June 30, 2008 was $1.02 and $1.16, respectively, and $2.08 and $2.26, for the three and nine months ended June 30, 2007, respectively.

5. Investments

Investments consist of corporate bonds and notes, commercial paper, certificates of deposit, and various auction rate securities (ARS).  All investments are classified as available-for-sale and are recorded at market value.

As of June 30, 2008, the Company held a total of $38.0 million, at historical cost, invested in ARS.  ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days.  The auctions historically have provided a liquid market for these securities.  The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Taxable Municipals, Derivative Product Companies, and Student Loans.

 Continued uncertainty in the credit markets has affected the Company’s holdings in ARS.  During the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008, $30.8 million, $41.9 million and $38.0 million, respectively, of ARS holdings at cost failed to settle at auction due to sell orders exceeding buy orders.  As a result, the Company now earns a “penalty” interest rate, which is typically a higher rate than would be paid if the auctions were successful, but which may not fully compensate the Company for the loss of liquidity in the securities.  Due to the failed auctions, the investments are currently considered illiquid until such time as auctions are again successful or these instruments are called or refinanced.  The CDO’s and the Derivative Product Companies’ auctions began failing in August 2007.  The Closed-end Mutual Funds, Taxable Municipals, and Student Loans failed initially in February 2008.  At present, all ARS holdings of the Company have experienced failed auctions and are, therefore, presently illiquid as no viable trading market exists for these securities.

The CDO are insured by financial guarantors.  At June 30, 2008, $11.5 million at cost of the CDO are guaranteed by Ambac and $14.5 million at cost are guaranteed by MBIA.  As of June 30, 2008, Ambac was rated Aa3 by Moody’s and AA by Standard and Poor’s and MBIA was rated A2 by Moody’s and AA by Standard and Poor’s.  Fitch has withdrawn rating coverage for the two financial guarantors effective June 26, 2008.  Both insurers are reported to be experiencing financial difficulty, which could further negatively affect their ratings and thus the ratings of the Company’s ARS holdings.

During the quarter ended June 30, 2008, as a result of the downgrade on the financial guarantors, several of the ARS investments were downgraded by the rating agencies from the historical AAA rating.  Following these downgrades of the guarantors, ratings of the ARS now range from AAA to AA by Standard and Poor’s and from Aaa to A2 by Moody’s.  All investments are current on all obligations, and all continue to pay interest at the applicable penalty rates.   Additionally, during the quarter ended June 30, 2008, $3.9 million at cost of the ARS holdings classified as short-term investments were called by the issuers at par, which provided the Company with liquidity on that portion of the ARS holdings without recognizing any loss on that portion of the Company’s investment.  We currently expect that the Closed-end Mutual Funds and the Taxable Municipals will be called within the next 1 to 12 months at par.  Based on this current expectation, these holdings are classified as short-term on the Company’s balance sheet as of June 30, 2008.  Changes in future expectations regarding these securities may result in reclassifications of these holdings in future periods.

To reflect the lack of liquidity, $33.0 million at cost, representing an estimated $30.0 million at fair market value as of March 31, 2008, of these investments, specifically the CDO, the Derivative Product Companies, and the Student Loan holding, were reclassified as long-term investments on the Company’s balance sheet as of March 31, 2008.  During the quarter ended June 30, 2008, none of the investments classified as long-term were liquidated and the Company currently has no short-term access to these funds.  Given the Company’s current cash balances and forecasted operational cash requirements, the Company could hold these assets to maturity, if necessary.

Historically, the fair value of ARS approximated par value due to the frequent interest rate resets.  However, the failed auctions have resulted, in most cases, in revised estimates of fair value that are less than par.  Management has reviewed these investments and has valued the holdings accordingly using a discounted cash flow methodology.

The Company reduced the carrying value of certain ARS investments by $0.9 million as of December 31, 2007, through Other Comprehensive Income, so as to reflect the Company’s view at the time that the impairment was of a temporary nature.  For the quarter ended March 31, 2008, the Company performed a valuation analysis, including reviews of the other-than-temporary impairment factors, and recorded an other-than-temporary impairment charge of $2.1 million to Other Income on the Consolidated Statement of Operations.  Concurrently, the temporary impairment of $0.9 million recorded in the quarter ended December 31, 2007, was reclassified from Other Comprehensive Income to Other Income on the Consolidated Statement of Operations for the period ended March 31, 2008.  For the quarter ended June 30, 2008, the Company recorded an additional other-than-temporary impairment charge of $0.8 million to Other Income on the Consolidated Statement of Operations, resulting in an estimated fair market valuation of $29.1 million for those ARS holdings classified as long-term as of June 30, 2008.  The additional impairment was predominately driven by the downgrades on the financial guarantors and the resulting impact on the underlying ARS holdings.  As a result of the downgrades, assumptions used in the valuation models changed, including an increase in the discount rates and a lengthening of certain expected terms.  $5.0 million of ARS holdings are classified as short-term as of June 30, 2008, and are valued at par, based on the Company’s current expectations that these securities will be called by the issuers within the next twelve months.

While the Company has used what it believes to be an appropriate valuation model for these securities and has attempted to incorporate all material identified risk factors into the analysis, the Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity and estimates regarding the probability of redemption in certain time periods. These estimates are also based on market conditions, which are currently in a state of uncertainty.  As a result, there is much independent judgment required in deriving these valuation conclusions.  Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity, default and other risks were made as part of management’s analysis and valuation of its ARS investments as of the quarter ended June 30, 2008.  While the Company believes that it has made reasonable judgments in its valuation exercise, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.  Therefore, the company intends to monitor these securities and the ARS markets in general, on a continuing basis.

The Company reviews its investment impairments in accordance with Emerging Issues Task Force Issue No. (EITF) 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Specifically, management analyzed the continued downward trend in the fair value of ARS holdings and concluded that the continuing uncertainty in these credit markets precluded classifying the impairment on ARS classified as long-term as temporary.

6. Accounts Receivable and Customer Concentration

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance, September 30, 2007	$237
Amounts charged to expense (net of write-off)	(2)
Recoveries / Adjustments to Provision	(80)
Impact of exchange rate	(3)
Balance, December 31, 2007	152
Amounts charged to expense (net of write-off)	5
Recoveries / Adjustments to Provision	77
Impact of exchange rate	22
Balance, March 31, 2008	256
Amounts charged to expense (net of write-off)	38
Recoveries / Adjustments to Provision	(142)
Impact of exchange rate	12
Balance, June 30, 2008	$164

Accounts receivable from significant customers in excess of 10% of total accounts receivable for the respective periods are summarized as follows:

	June 30,	September 30,
	2008	2007
Customer B	*	14%
Customer C	*	18%
	—	32%

* Customer accounted for less than 10% of outstanding accounts receivable

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Customer A	*	22%	*	19%
Customer C	13%	10%	13%	11%

* Customer accounted for less than 10% of revenue during the period

7. Inventories, net

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2008	2007
Components, gross	$1,395	$1,293
Reserve for excess and obsolete	(471)	(319)
Components, net	924	974
Finished Goods, gross	1,638	1,361
Reserve for excess and obsolete	(226)	(189)
Finished Goods, net	1,412	1,172
Total Inventory, net	$2,336	$2,146

8. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2007	Additions	June 30, 2008
Gross Carrying Amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	4,659	—	4,659
Other intangible assets at cost	21,981	—	21,981
Accumulated Amortization:
Acquired developed technology	(12,078)	(1,287)	(13,365)
Customer relationships	(1,722)	(124)	(1,846)
Patents	(1,486)	(500)	(1,986)
Total accumulated amortization	(15,286)	$(1,911)	(17,197)
Other intangible assets, net	$6,695		$4,784

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At June 30, 2008, the Company performed a SFAS No. 144 impairment review of intangible assets.  It was determined that no impairment of the carrying value of intangible assets of $4.8 million existed as of that date.  The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships
2008 (remaining 3 months)	$593	$41
2009	2,167	141
2010	666	—
2011	666	—
Thereafter	510	—
	$4,602	$182

9. Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. At December 1, 2007, the Company performed the annual impairment review and determined that no impairment on the carrying values of goodwill of $35.9 million existed as of that date.

During the quarter ended March 31, 2008, the Company’s stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill.  As a result, management undertook an impairment evaluation to estimate the fair value of the Company’s single reporting unit in relation to the book value of the Company (SFAS 142  - Step One Analysis).  Fair value as used in SFAS 142 is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in

a current transaction between willing parties that is other than a forced or liquidation sale.   Fair value was determined based on the market value of the Company’s stock at March 31, 2008.  Based on the Step One Analysis results, potential impairment was indicated, as the carrying value of the Company exceeded the fair value.  A SFAS 142 - Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008.  As a result of the analysis, the entire carrying value of goodwill was deemed fully impaired and written down to nil, as a non-cash charge to income.

Changes in goodwill are as follows (in thousands):

Balance, September 30, 2007	$35,874
Goodwill impaired during the period	—
Balance, December 31, 2007	35,874
Goodwill impaired during the period	(35,874)
Balance, March 31, 2008	$—
Balance, June 30, 2008	$—

10. Sales Warranty Reserve

Changes in sales warranty reserve are as follows (in thousands):

Balance, September 30, 2007	$78
Warranty costs incurred	(3)
Additions related to current period sales (net of adjustments)	19
Impact of exchange rates	—
Balance, December 31, 2007	$94
Warranty costs incurred	(4)
Additions related to current period sales (net of adjustments)	37
Impact of exchange rates	9
Balance, March 31, 2008	$136
Warranty costs incurred	(4)
Additions related to current period sales (net of adjustments)	22
Impact of exchange rates	—
Balance, June 30, 2008	$154

For the three and nine months ended June 30, 2008, the Company recorded approximately $22,000 and $78,000 of new provision, respectively, and incurred approximately $4,000 and $11,000 of warranty costs, respectively. The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheet.

11. Restructuring and Business Realignment Expenses

The Company has accounted for its 2002 restructuring under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs associated with restructuring activities initiated on or after January 1, 2003 are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employer’s Accounting for Postemployment Benefits, when applicable. All restructurings subsequent to December 15, 2002 have been accounted for under SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The following summarizes the restructuring activity (in thousands):

	2002 Restructuring	2004 Restructuring	2005 Restructuring
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Total
Balances, September 30, 2006	$2,744	$190	$65	$2,999
Cash payments	(572)	(138)	—	(710)
Impact of exchange rate changes	—	12	6	18
Balances, September 30, 2007	2,172	64	71	2,307
Adjustments to accruals for changes in estimates	—	—	(73)	(73)
Cash payments	(145)	(7)	—	(152)
Impact of exchange rate changes	—	—	2	2
Balances, December 31, 2007	2,027	57	—	2,084
Cash payments	(145)	(31)	—	(176)
Impact of exchange rate changes	—	(2)	—	(2)
Balances, March 31, 2008	1,882	24	—	1,906
Adjustments to accruals for changes in estimates	—	3	—	3
Cash payments	(153)	(28)	—	(181)
Impact of exchange rate changes	—	1	—	1
Balances, June 30, 2008	1,729	—	—	1,729
Less current portion	(611)	—	—	(611)
Long-term portion	$1,118	$—	$—	$1,118

2002 Restructuring

In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. The estimated remaining restructuring liability was increased by $87,000 in fiscal 2005 and $68,000 in fiscal 2006 due to changes in sublease assumptions. Cash payments for the remaining liability of $1.7 million as of June 30, 2008, for facility exit costs, net of sublease income, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement.

Relating to the 2004 restructurings, the Company recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. The 109 terminated employees include 19 employees in sales and marketing, 63 in research and development, 3 in manufacturing and logistics, and 24 in general and administrative functions. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. During the year ended September 30, 2006, the Company reduced the remaining liability by $13,000 related to higher than anticipated sublease income for the property in Canada.  Cash payments related to the workforce reduction were completed in fiscal year 2005.  After adjustments for changes in estimates of $3,000, cash payments related to the facility exit activities were completed in the quarter ended June 30, 2008.  At June 30, 2008, no liability related to the 2004 restructuring remained outstanding.

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

In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and 1 in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. When the final cash payments related to the facility exit costs were completed in fiscal year 2006 the facility exit costs were reduced by $39,000. The term of the lease expired in August 2006 and at March 31, 2008 no liability exists for this facility. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000 and $68,000 remained for a pending legal settlement for one employee. In the first quarter of fiscal 2008, the Company eliminated the remaining workforce reduction liability of $73,000 following a favorable legal settlement.  At June 30, 2008, no liability related to workforce reduction remained for this restructuring plan.

12. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(6,983)	$(2,722)	$(53,396)	$(7,552)
Denominator:
Weighted average number of shares outstanding	45,778	45,713	45,764	45,682
Basic net loss per share	$(0.15)	$(0.06)	$(1.17)	$(0.17)
Diluted net loss per share	$(0.15)	$(0.06)	$(1.17)	$(0.17)

For the above periods, the Company had securities outstanding that were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. At June 30, 2008 and 2007, approximately 8.2 million and 6.6 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, were excluded from the determination of diluted net loss per share as the effect of such shares was anti-dilutive.

13. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

Future minimum lease payments under all leases are as follows (in thousands):

Fiscal Year Ending September 30,
2008 (remaining 3 months)	$1,064
2009	3,694
2010	2,807
2011	1,121
Thereafter	—
$8,686

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses (see Note 11).

Gross rent expense under all operating leases was $0.8 million and $0.7 million, respectively, for the three months and $2.3 million and $2.2 million, respectively, for the nine months ended June 30, 2008 and 2007.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at June 30, 2008 or September 30, 2007.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at June 30, 2008 or September 30, 2007.

14. Segment Information

The Company operates in one segment, Digital Identity Solutions and, accordingly, is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total

Three months ended June 30, 2008
Total revenue	$6,572	$6,448	$1,278	$14,298
Capital expenditures	19	34	8	61
Depreciation and amortization of fixed assets	216	104	14	334

Nine months ended June 30, 2008
Total revenue	$18,402	$21,144	$3,816	$43,362
Capital expenditures	80	138	46	264
Depreciation and amortization of fixed assets	680	317	228	1,225

Three months ended June 30, 2007
Total revenue	$6,077	$9,492	$715	$16,284
Capital expenditures	383	180	56	619
Depreciation and amortization of fixed assets	188	128	83	399

Nine months ended June 30, 2007
Total revenue	$17,824	$25,827	$2,132	$45,783
Capital expenditures	1,249	459	107	1,815
Depreciation and amortization of fixed assets	599	337	221	1,157

June 30, 2008
Goodwill	$—	$—	$—	$—
Long-lived assets	5,892	976	2,404	9,272
Total assets	120,326	11,137	5,293	136,756

September 30, 2007
Goodwill	$7,748	$6,345	$21,781	$35,874
Long-lived assets	7,017	1,008	4,041	12,066
Total assets	143,346	17,098	28,008	188,452

For the three months ended June 30, 2008 and 2007, the United States, France, and the United Kingdom accounted for 43%, 14%, and 9% compared to 32%, 11%, and 24% respectively, of the Company’s total net revenue.  For the nine months ended June 30, 2008 and 2007, the United States, France, and the United Kingdom accounted for 36%, 15%, and 11% compared to 35%, 14%, and 20% respectively, of the Company’s total net revenue.  No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

15. Subsequent Events

Stockholder Rights Agreement

The Board of Directors of the Company authorized and declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.001 par value (“Common Stock”), of the Company outstanding as of July 25, 2008 (the “Record Date”).  The description and terms of the Rights are set forth in the Stockholder Rights Agreement dated July 25, 2008 (the “Rights Agreement”), between the Company and American Stock

Transfer & Trust Company (the “Rights Agent”).  Additionally, for each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement), one Right will be issued.  Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series A Junior Participating Cumulative Preferred Stock, $0.001 par value (the “Series A Preferred Stock”), at a price of $11.00 per unit (the “Exercise Price”).  If any Acquiring Person (as defined in the Rights Agreement) acquires 20% or more of ActivIdentity’s Common Stock, there would be a triggering event causing significant dilution in the voting power of such person or group.  Until there is a triggering event, the rights trade with the Company’s Common Stock.  The Rights Plan will continue in effect until June 30, 2018, unless earlier redeemed or exchanged, as provided in the Rights Agreement.

New Chief Financial Officer / Chief Operating Officer

On August 1, 2008, the Company entered into an Employment Agreement with Jacques Kerrest to serve as the Chief Financial Officer and Chief Operating Officer of the Company.  Mr. Kerrest will commence his duties on a part-time basis on August 4, 2008, and on a full-time basis on August 18, 2008.  Mr. Kerrest will receive an annual salary of $325,000 with a target bonus of 65%, which amount will be pro rated for fiscal 2008 and which can be paid out at double that amount if so determined by the Compensation Committee.  Mr. Kerrest will also receive two inducement options to purchase shares of the Company’s Common Stock.  The first option, which represents the right to acquire up to 650,000 shares, will vest solely upon satisfaction of a time-based vesting condition and will vest with respect to one-quarter of the shares on August 4, 2009, and with respect to the remaining shares monthly thereafter over the subsequent 36 months.  The second option represents the right to acquire up to 700,000 shares and will vest only if the average closing stock price for the Company’s Common Stock over any given 90-day period within the first four years from the date of grant equals or exceeds $4.50 per share.  Once this condition has been met, the option will vest with respect to 350,000 shares and then will vest monthly thereafter with respect to the remaining 350,000 shares over the subsequent twelve months.  Both options will vest immediately if following a Change of Control (as defined in the Employment Agreement), Mr. Kerrest is removed as Chief Financial Officer or Chief Operating Officer and such removal is other than for Cause (as defined in the Employment Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends, as well as future actions by third parties.  The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

Company products enable strong authentication utilizing a range of security methods and devices such as Smart Employee ID, Enterprise Single Sign On (SSO), Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin ® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications and physical locations.

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

Company Strategy:  In March and April 2008, the Company experienced significant turnover among members of the Board of Directors and senior level officers.  As a result of these changes, the Company essentially has a new Board and management team and they are currently assessing the strategic focus and priorities for the Company.  In connection with this assessment, the Board is expected to consider a number of potential actions over the next 12 months, including a potential return of capital to stockholders, either through a stock repurchase plan or special dividend, acquisitions or divestitures of assets and product lines to reorganize the Company in line with its strategic focus and further restructurings of the Company and its operations.  Any of these actions could significantly affect the Company’s operations, financial results, prospects and stock price.

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

Financial Performance Indicators:   The Company has a long and often complicated sales cycle dependent on a relatively small number of large deals, which can result in significant revenue fluctuations between periods.  The typical sales cycle is six to nine months for an enterprise customer and over twelve months for a network service provider or government.  As a result, in addition to monitoring financial performance based on reported revenues, management analyzes the probability of future transactions in the open deal pipeline when assessing financial condition and operating performance.  Trends in deferred revenues, maintenance renewal contracts, and customer, geographic, or product mix are also integral to management’s decision making process.

Strategic Initiatives:  The Company is currently aligning its business model to shadow customer markets more effectively, focusing product lines on employer-to-employee, government-to-citizen, and business-to-consumer strategic initiatives.  The Company is also developing financial performance benchmarks to quantify the financial impacts of the revised strategic alignment and provide additional tools to assist management in assessing the Company’s financial condition.  Restructuring and related cost cutting plans implemented to date have helped to streamline the Company and management will continue to identify areas for strategic improvement, in both revenue growth and cost containment.

Unusual Items:  During the quarter ended June 30, 2008, the Company liquidated an inactive foreign subsidiary, ActivCard Developments Pty. Ltd.  As a result of the liquidation, $1.9 million of accumulated translation adjustment was reclassified from the Accumulated Other Comprehensive Loss component of equity on the balance sheet to Other Expense on the Condensed Consolidated Statement of Operations.  The accumulated losses resulted from the historic translation of the foreign entity’s Australian Dollar denominated local books in the Company’s consolidation process. In addition, ARS investments were marked to market resulting in an other-than-temporary impairment of $0.8 million for the quarter.

Results of operations

Revenue

Total revenue, period-over-period changes and mix by product type are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Software	$5,983	$4,923	$1,060	22%	$17,017	$17,540	$(523)	-3%
Hardware	3,175	5,670	(2,495)	-44%	11,090	13,778	(2,688)	-20%
Maintenance and support	5,140	5,691	(551)	-10%	15,255	14,465	790	5%
Total revenue	$14,298	$16,284	$(1,986)	-12%	$43,362	$45,783	$(2,421)	-5%
Product Mix:
Software	42%	30%			39%	38%
Hardware	22%	35%			26%	30%
Maintenance and support	36%	35%			35%	32%
	100%	100%			100%	100%

The business has varying revenue streams, each of which is unique in terms of its recurring nature, transactional pricing, and volume characteristics.  Software revenues are driven by irregularly occurring and unpredictable orders of significant size that are dependent on the closing of the transactions for revenue recognition purposes and can result in significant variances period over period.  As hardware revenues are generally derived from the sale of software products, the variability in software revenue is the driving factor in the fluctuations of this revenue stream, although timing of hardware sales may lag the initial sale of related software.   Maintenance revenue is tied directly to the installed base of customers, which fluctuates with the ability to attract new customers and the level of renewal activity with existing customers.  The timing of closure of software transactions in the pipeline is the single most relevant trend in the Company’s recorded revenue.  The economic uncertainty that is currently affecting the global market has had an adverse impact on the Company’s ability to finalize sales transactions, especially large dollar deals.

Software revenue is comprised of sales of standard software and professional services associated with customization, installation, integration, and training.  Client software revenue improved $0.5 million or 93% quarter-over-quarter, with a $0.3 million deal with a United States government agency driving the increase.  Authentication software revenue increased $0.7 million or 112% quarter-over-quarter on a general increase in deal size. Year-to-date, the major drivers of the variance in software revenue included Card Management and Single Sign On software revenue decreases of $2.0 million and $1.2 million respectively, offset by increases in Authentication software revenue ($1.3 million increase) and Client software revenue ($0.8 million increase).  The timing of deal closures continues to be the most relevant trend in the fluctuation of software revenue.

Hardware revenue is comprised of Tokens, Readers, Smartcards and related equipment, generally to support sales of related software products.   Smartcard and Reader revenues were down $2.1 million quarter-over-quarter and $2.0 million year-over-year influenced by the $2.0 million decrease in Card Management software revenue for the nine months ended June 30, 2008.  Token revenue decreased $0.4 million year-over-year as a result of losing a significant customer in 2007 as a result of consolidation in the European banking industry.

Maintenance revenue is comprised of software customer support agreements and is directly tied to the installed base of software customers.  The decrease quarter-over-quarter in maintenance revenue was primarily timing related.  During the quarter ended June 30, 2007, $0.4 million of maintenance revenue adjustments were recorded to recognize revenue on specific deferred transactions.  Due to the recognition of these deferrals and other adjustments, maintenance revenue in the quarter ended June 30, 2007, was 18% above the quarterly average for fiscal year 2007 maintenance revenue.  The increase in year-over-year maintenance revenue continues the trend noted in the previous quarter, which is driven by increases in the installed base of software customers.

Period-over-period changes in revenue by geography and as a percentage of total revenue, is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
North America	$6,572	$6,077	$495	8%	$18,402	$17,824	$578	3%
Europe	6,448	9,492	(3,044)	-32%	21,144	25,827	(4,683)	-18%
Asia Pacific	1,278	715	563	79%	3,816	2,132	1,684	79%
Total revenue	$14,298	$16,284	$(1,986)	-12%	$43,362	$45,783	$(2,421)	-5%
Geographic Mix:
North America	46%	37%			42%	39%
Europe	45%	58%			49%	56%
Asia Pacific	9%	5%			9%	5%
	100%	100%			100%	100%

The increase quarter-over-quarter for North America revenue was driven by improved software sales of $1.1 million offset by a decrease of $0.6 million in maintenance and support revenue, primarily resulting from the recognition of previously deferred maintenance revenue in the quarter ended June 30, 2007.

The decrease quarter-over-quarter for Europe revenue was the result of a $2.6 million decrease in hardware revenue sales, driven in part by the decrease in year-over-year Card Management software revenue.  Total software revenue in Europe was down quarter-over-quarter by $0.5 million.  Year-over-year hardware revenue in Europe decreased $3.9 million.  Reductions in total software revenue in Europe year-over-year ($2.0 million decrease) were partially offset by increases in maintenance and support revenue ($1.2 million increase).  As noted in the prior quarter, the Company lost a significant European customer in 2007 due to consolidation in the banking industry.

Increases in Asia Pacific revenue remain strong as the Company improves market penetration and continues to close significant transactions.  Quarter-over-quarter, software revenue increased $0.5 million.  Year-over-year, software revenue increased $1.1 million and hardware revenue increased $0.7 million.

Period-over-period changes in hardware and software revenue by customer sector and as a percentage of total hardware and software revenue, is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Enterprise	$6,006	$4,831	$1,175	24%	$17,451	$15,364	$2,087	14%
Government	1,935	3,997	(2,062)	-52%	6,428	10,191	(3,763)	-37%
Financial	1,217	1,765	(548)	-31%	4,228	5,763	(1,535)	-27%
Total hardware and software revenue	$9,158	$10,593	$(1,435)	-14%	$28,107	$31,318	$(3,211)	-10%
Customer Sector Mix:
Enterprise	66%	45%			62%	49%
Government	21%	38%			23%	33%
Financial	13%	17%			15%	18%
	100%	100%			100%	100%

Enterprise sales improved quarter-over-quarter as $0.5 million of prior period deferred software revenue was recognized during the quarter ended June 30, 2008.  In addition, software revenue for the enterprise sector increased $0.9 million (primarily attributable to increases in Authentication and Single Sign On product sales), offset by a decrease of $0.3 million in hardware revenue.  Year-over-year, the increase in enterprise sector revenue was driven by a $1.4 million increase in hardware revenue on improved Token, Smartcard, and USB key sales driven in part by a $0.7 million increase in enterprise software sales.

Government sector revenue continues to suffer from general fiscal constraints on government spending under current economic conditions.  The Company continues to pursue government sector sale; the rate of deal closure, however,  has been trending down and the total time to close individual deals has been increasing.  Year-over-year, hardware revenue decreased $2.3 million, software revenue decreased $1.1 million, and professional services revenue decreased $0.3 million.

Financial sector revenue decreased quarter-over-quarter due to a decrease in hardware revenues of $0.6 million.  The decrease in financial sector revenue year-over-year is primarily attributable to the loss of a major customer during the quarter ended March 31, 2007, due to consolidation in the European banking industry.  Year-over-year, decreases in hardware sales revenue were $1.7 million.

Cost of revenue

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Software	$1,086	$1,344	$(258)	-19%	$2,772	$2,930	$(158)	-5%
As a % of software revenue	18%	27%			16%	17%
Hardware	$2,071	$2,733	$(662)	-24%	$6,819	$7,536	$(717)	-10%
As a % of hardware revenue	65%	48%			61%	55%
Maintenance and support	$2,040	$1,194	$846	71%	$6,092	$3,406	$2,686	79%
As a % of maintenance and support revenue	40%	21%			40%	24%
Amortization of acquired dev. technology & patents	$592	$747	$(155)	-21%	$1,787	$2,331	$(544)	-23%

Total cost of revenue	$5,789	$6,018	$(229)	-4%	$17,470	$16,203	$1,267	8%

Cost of software revenue includes the cost of professional services associated with the customization, installation and integration services.  Software margins improved quarter-over-quarter due to an increase in stand-alone software sales.  For the quarter ended June 30, 2008, stand-alone software sales represented 70% of total software sales compared to 64% of total software sales for the quarter ended June 30, 2007.  Stand-alone software sales require less installation and customization expense per sale.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of hardware products as well as logistics, operations, and adjustments to reserves for warranty and inventory.  Hardware costs of revenue fell in absolute dollars on lower hardware revenue.  The lower volumes negatively impacted margins, specifically for readers (margins decreased 10 percentage points quarter-over-quarter) and smartcards (margins decreased 18 percentage points quarter-over-quarter).

Cost of maintenance and support revenue consists primarily of personnel costs and expenses incurred in providing support and on-site consulting services, including absorbed research and development departmental costs such as sustaining engineering efforts.   The trend identified originally in the quarter ended December 31, 2007, continued in the current quarter, specifically, an increase in sustaining engineering costs incurred by the development team on a larger installed base and a more detailed financial allocation of engineering activities during the period.  In absolute dollars, the effect of the increase in absorbed Research and Development costs for the nine months ended June 30, 2008, compared to the same period in the prior year explains $2.7 million of the variance.

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

Sales and marketing

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales and marketing	$5,827	$6,127	$19,548	$19,053
Percentage change from comparable prior period	-5%		3%
As a percentage of net revenue	41%	38%	45%	42%
Headcount, end of period	99	112

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.  Expected savings associated with reduced headcount have not been realized to date due to severance expense recorded year to date associated with the December 2007 cost cutting plan and subsequent severance associated with the 2008 resignations of the Company’s CEO and CFO, portions of which are allocated to sales and marketing as a result of corporate allocation.

Research and development

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development, net	$4,676	$5,060	$14,092	$14,913
Percentage change from comparable prior period	-8%		-6%
As a percentage of net revenue	33%	31%	32%	33%
Headcount, end of period	116	136

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

Decreases in research and development expenses, net, were the result of increased percentages of spend for support and sustaining engineering efforts made by the development team on a growing installed based that were absorbed into cost of revenues.  Quarter-over-quarter, an additional $1.0 million was absorbed to cost of revenue.   Year-over-year, an additional $2.7 million was absorbed to cost of revenue.  Offsetting these decreases quarter-over-quarter were higher outsourcing costs of $0.3 million, and increased severance expense of $0.2 million.  Year-over-year, outsourcing costs for offshore engineering  increased $0.4 million, severance expense increased $0.8 million, and the weak United States dollar adversely impacted consolidated research and development expenses, as more than 50% of costs are incurred in foreign currencies.  Savings associated with the reduced headcount have been offset by the impact of the weakening U.S. dollar over the prior year.

General and administrative

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
General and administration	$2,626	$4,405	$8,267	$9,784
Percentage change from comparable prior period	-40%		-16%
As a percentage of net revenue	18%	27%	19%	21%
Headcount, end of period	42	50

General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance and an allocation of facilities and information technology costs.

General and administrative expenses were abnormally high in the quarter ended June 30, 2007, due to the recording of the Protocom earn-out provision settlement ($0.9 million) and the write-off of a sales tax receivable ($0.3 million).  Bad debt expense quarter-over-quarter decreased $0.3 million.  Year-over-year, bad debt expense decreased $0.4 million, primarily as a result of a $1.8 million lower trade accounts receivable balance.  Year-over-year, cost savings associated with the headcount reduction have been offset by severance expense.

Restructuring expenses

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any.

During the three months ended December 31, 2007, the Company reversed an accrual of $73,000 for a potential liability related to ongoing legal proceedings brought by a terminated employee in France. The court hearing the case ruled in favor of the Company. During the quarter ended June 30, 2008, an adjustment was recorded to the facility exit costs related to the 2004 Canada restructuring, resulting in $3,000 of additional expense.

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

Amortization of acquired intangibles and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization of acquired intangible assets	$42	$48	$124	$144
Percentage change from comparable prior period	-13%		-14%
As a percentage of net revenue	0%	0%	0%	0%

Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. During the quarter ended March 31, 2008, based on indicators of potential impairment, the Company performed an impairment review of goodwill and determined the carrying value of goodwill of $35.9 million was fully impaired.  As a result, goodwill of $35.9 million was written off as a non-cash charge to income during the second fiscal quarter.  As of June 30, 2008, the Company has a nil balance for goodwill.

Interest income (expenses)

Interest income and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$845	$1,596	$3,772	$4,494
Percentage change from comparable prior period	-47%		-16%
As a percentage of net revenue	6%	10%	9%	10%

Interest income (expense) consists of interest income on cash, cash equivalents, and investments.

Interest income, net, decreased quarter-over-quarter due to the combination of moving a significant portion of the investment portfolio principal from investments (net decrease of $59.1 million from June 30, 2007) into cash and cash equivalents that earn a lower rate of return, the continued usage of cash in the operations of the business, and the decrease in prevailing market interest rates earned on investments.  Interest income has trended down throughout fiscal year 2008 as positions in ARS have been liquidated into cash and cash equivalents.  The Company expects interest income to fluctuate in the future depending on interest rate variability and the composition of the investment portfolio.

Other income (expenses)

Other income (expense) and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Other income (expense)	$(2,927)	$1,099	$(4,977)	$2,431
Percentage change from comparable prior period	-366%		-305%
As a percentage of net revenue	20%	7%	11%	5%

Other income (expense), net, is primarily comprised of foreign exchange gains or losses and other-than-temporary impairment of ARS holdings.

For the quarter ended June 30, 2008, the Company recorded an other-than-temporary impairment on ARS of $0.8 million a reclassification of accumulated translation adjustment losses on the liquidation of an inactive Australian subsidiary of $1.9 million, and a loss of $0.2 million on foreign exchange.  Year-to-date, other-than-temporary impairment on ARS amounted to $3.8 million.  Year-to-date foreign exchange gains amounted to $0.8 million, primarily resulting from the revaluation of intercompany balances denominated in other than functional currencies on local entities’ accounting books.  Other income for the three and nine months ended June 30, 2007, are primarily related to foreign exchange gains based on a weakening United States dollar during the period.

Income taxes

The income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions based on estimates of annualized taxable income. The income tax provision, as adjusted for current period activity, was approximately $250,000 and $41,000 for the three months ended June 30, 2008 and 2007, respectively, and $280,000 and $155,000 for the nine months ended June 30, 2008 and 2007, respectively.  The effective tax rate differs from the statutory rates as the Company has recorded a 100% valuation allowance related to the deferred tax assets and does not consider the generation of taxable income to realize these benefits to be more likely than not.

The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit. In addition, upon adoption of FIN 48, the Company also reclassified approximately $384,000 from short-term to long-term income tax payable.  On October 1, 2007, the Company had approximately $479,000 of unrecognized tax benefits, which, if recognized, will be recorded as an income tax benefit in the consolidated statement of operations.  Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time. The Company’s policy to include interest and penalties related to unrecognized tax benefits with the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.  At October 1, 2007, an insignificant amount of interest and penalties are included in long-term taxes payable.

The Company and/or its subsidiaries files income tax returns in the U.S. and various states, as well as various other foreign jurisdictions. The Company is currently not the subject of any income tax examinations. In general, the earliest open year subject to examination is the year ended December 31, 2002, although depending upon jurisdiction, tax years may remain open subject to limitations.

Minority interest

Minority interest represents the minority interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

Liquidity and capital resources

The following sections discuss the effect of changes in the balance sheet, cash flows, and contractual obligations on the liquidity and capital resources.

Balance Sheet and Cash Flows

Cash, Cash Equivalents, and Investments

The following table summarizes the cash, cash equivalents, and investments (dollars in thousands):

	June 30, 2008	September 30, 2007	Increase (Decrease)
Cash and cash equivalents	$68,318	$30,639	$37,679
Short-term investments	16,836	$91,084	(74,248)
Long-term investments	29,148	—	29,148
	$114,302	$121,723	$(7,421)

The portfolio of cash, cash equivalents, and marketable securities is managed by several financial institutions.  Due to uncertainty in the investment market that has affected the liquidity of ARS holdings, the Company reclassified $30.0 million of investments at fair market value ($33.0 million at cost) to long-term as of March 31, 2008.  During the quarter ended March 31, 2008, an other-than-temporary impairment charge of $3.0 million was recorded.  During the quarter ended June 30, 2008, an additional other-than-temporary impairment of long-term investments reduced the balance an additional $0.8 million.  As investments have matured or been liquidated, the proceeds are being held in cash and cash equivalents until the uncertainties in the credit markets improve.  Total cash, cash equivalents, and investments were down $7.4 million from September 30, 2007, as a result of the investment impairments ($3.8 million year-to-date) combined with the operational usage of cash in the business ($3.3 million cash used in operating activities) and the purchase of $0.3 million of property and equipment.

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

The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Nine Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
Net cash provided by (used in) operating activities	$(3,246)	$2,404	$(5,650)
Net cash provided by investing activities	$40,643	$10,159	$30,484
Net cash provided by (used in) financing activities	$25	$191	$(166)

Operating Activities

Net cash provided by operating activities decreased $5.7 million for the nine months ended June 30, 2008, as compared to the corresponding period in fiscal year 2007. Year-to-date compared to the prior year, increases in net loss after adjustment for non-cash charges resulted in a net usage of cash of $3.5 million.  Benefits to cash from accounts receivable collections decreased $1.5 million year-over-year.  Payments on outstanding trade payables and accrued compensation decreased cash balances by $3.0 million year-over-year.  Reductions in outstanding deferred revenue liabilities were $0.9 million less in fiscal 2008, benefiting cash flows period-over-period.  The timing of collection of interest on investments benefited cash year-over-year by driving a decrease in prepaid and other assets of $0.8 million.  Inventory change in fiscal year 2008 was minimal compared to a sizable inventory build in fiscal 2007, resulting in a benefit to cash of $0.5 million year-over-year.

Investing Activities

Net cash provided by investing activities increased $30.5 million for the nine months ended June 30, 2008, as compared to the corresponding period in fiscal year 2007.  The Company liquidated a net $29.0 million of short-term investments into cash and cash equivalents, year-over-year, combined with a $1.5 million decrease in property and equipment purchases, year-over-year.

Financing Activities

Net cash provided by financing activities decreased $0.2 million for the nine months ended June 30, 2008, as compared to the corresponding period in fiscal year 2007 due to a decrease in the exercise of stock options, rights, and warrants.

Accounts Receivable, net

The following table summarizes accounts receivable, net (in thousands):

	June 30,	September 30,
	2008	2007	Decrease
Accounts receivable, net	$8,820	$14,566	$(5,746)

The decrease in accounts receivable at June 30, 2008 compared to September 30, 2007, resulted from a combination of improved collections and a general decrease in bookings between periods.  Days sales outstanding (DSO) in accounts receivable as of June 30, 2008, and September 30, 2007, were 53 days and 95 days, respectively.

Deferred Revenue, net

The following table summarizes deferred revenue (in thousands):

	June 30, 2008	September 30, 2007	Increase (Decrease)
Maintenance and support	$9,057	$10,893	$(1,836)
Product	3,003	2,208	795
Total	$12,060	$13,101	$(1,041)

Reported as:
Current	$9,478	$10,349	$(871)
Noncurrent	2,582	2,752	(170)
Total	$12,060	$13,101	$(1,041)

The $1.8 million decrease in maintenance and support deferred revenue is primarily attributable to timing of a large renewal maintenance contract that expired at June 30, 2008, for which the renewal support had not been invoiced at period end.  Deferred maintenance associated with this contract was $1.5 million at September 30, 2007.  The increase in deferred product revenue at June 30, 2008, was primarily attributable to the deferral of $0.7 million of software revenue on a transaction for which the Company did not have persuasive evidence of an arrangement at period end.

Contractual Obligations

The following summarizes contractual obligations at June 30, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$8,686	$1,064	$6,501	$1,121	$—

(1)           Represents the remaining three months of the 2008 fiscal year.

(2)           Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses exclusive of expected sublease income of approximately $0.6 million.

Jason Hart resigned as Chief Executive Officer as of November 1, 2007. In connection with the termination of Mr. Hart’s employment, the Company agreed to pay Mr. Hart severance in an amount equal to one year of base salary, which is $290,000, and to provide for continued health insurance coverage for up to one year.  As of June 30, 2008, Mr. Hart’s severance was paid in full.  On March 10, 2008, Mark Lustig informed the Company of his intent to resign as Chief Financial Officer.  Pursuant to a separation agreement, Mr. Lustig received a one-time separation payment of $85,937, which includes a pro rated 2008 bonus.  As of June 30, 2008, Mr. Lustig’s separation payment was paid in full.  Thomas Jahn resigned as Chief Executive Officer on April 11, 2008.  In connection with the termination of Mr. Jahn’s employment, the Company agreed to pay Mr. Jahn severance in the amount of $400,000, provide up to eighteen months of benefits continuation under COBRA, accelerate the vesting of certain unvested restricted stock units, and extend the exercise period of outstanding vested stock options such that they remain exercisable for one year from the date of resignation.  During the three months ended June 30, 2008, $110,000 was paid to Mr. Jahn and as of June 30, 2008, $290,000 remained to be paid.

On December 5, 2007, the Company announced a cost cutting plan to be implemented in the first and second quarters of fiscal 2008.  The plan was implemented to reduce worldwide headcount and to consolidate certain business functions.  During the quarter ended June 30, 2008, the severance costs estimate was revised downward by $300,000 to $1.0 million, of which all has been paid as of June 30, 2008.  The final headcount reduction was 25.

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2,  Software Revenue Recognition, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force Issue No. (EITF) 00-21,  Revenue Arrangements with Multiple Deliverables, and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other services, or a combination of these items.

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

Service revenue includes revenue from training, installation and consulting. From time-to-time, the Company develops and license software to customers that requires some customization, modification or production. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours.  Revenues under these arrangements are presented as a component of software revenue on the income statement as the related project revenues, including both the license and service components, are less than 10% of total net revenues.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the accompanying consolidated balance sheets. At June 30, 2008 and September 30, 2007, the balances of unbilled work-in-process on the books were immaterial.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The Company bases its estimates and judgments on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments.  Actual results could therefore differ from the current estimates. Significant estimates made in the accompanying financial statements are:

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

•

Valuation of Investment Portfolio — The Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity as well as estimates regarding future actions by third parties, such as the redemption of securities. Many of these estimates are based on market conditions, which are currently in a state of uncertainty. Accordingly, assumptions of expected terms, redemption expectations, expected cash flows, and evaluations of liquidity and default risk were made as part of management’s analysis and valuation of its ARS investments as of period-end. If the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.

•

Goodwill— In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. At December 1, 2007, the Company performed the annual impairment review and determined that no impairment on the carrying values of goodwill of $35.9 million existed as of that date.During the quarter ended March 31, 2008, the Company’s stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill. As a result, management undertook an impairment evaluation to estimate the fair value of the Company’s single reporting unit in relation to the book value of the Company (SFAS 142 — Step One Analysis). Based on the Step One Analysis results, potential impairment was indicated. A SFAS 142 - Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008. As a result of the analysis, the entire carrying value of goodwill was deemed impaired and written down to nil, as a non-cash charge to income.

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

•

Share Based Payments - The Company estimates the value of employee stock options on the date of grant using the Black-Scholes Merton option pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of the stock price.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange rate sensitivity

The Company is exposed to currency exchange fluctuations as the Company sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to losses of $0.2 million and gains of $1.1 million for the quarters ended June 30, 2008 and 2007, respectively, as recorded in the consolidated statement of operations.  For the nine months ended June 30, 2008 and 2007, the fluctuation of foreign currencies amounted to gains of $0.8 million and $2.4 million, respectively.

During the three and nine months ended June 30, 2008, of total sales, approximately 65% and 61%, respectively, were invoiced in U.S. Dollars.  Although the Company purchases many components in U.S. Dollars, approximately half of expenses are denominated in other currencies, primarily in Euros, Australian Dollars and British Pounds.  Because more revenue is U.S. Dollar-denominated than expenses, a decline in the value of the U.S. Dollar could adversely affect operating results.

Interest rate sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents, and investment holdings. The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time the Company makes these investments and may differ from the rates the Company has secured in the past.

At June 30, 2008, the Company held $68.3 million of cash and cash equivalents, $16.9 million in short-term investments, and $29.1 million in long-term investments for a total of $114.3 million.  Cash and cash equivalents consist primarily of cash and money-market funds.  Short-term investments are primarily comprised of U.S. government agency securities, corporate notes and bonds, certificates of deposit, and ARS.  Long-term investments consist of ARS.  Based on the cash, cash equivalents and investments at June 30, 2008, a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest income and cash flows by approximately $0.5 million.

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

As of June 30, 2008, the Company held a total of $38.0 million, at historical cost, invested in ARS.  ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days.  The auctions historically have provided a liquid market for these securities.  The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Taxable Municipals, Derivative Product Companies, and Student Loans.

Continued uncertainty in the credit markets has affected the Company’s holdings in ARS.  During the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008, $30.8 million, $41.9 million and $38.0 million, respectively, of ARS holdings at cost failed to settle at auction due to sell orders exceeding buy orders.  As a result, the Company now earns a “penalty” interest rate, which is typically a higher rate than would be paid if the auctions were successful, but which may not fully compensate the Company for the loss of liquidity in the securities.  Due to the failed auctions, the investments are currently considered illiquid until such time as auctions are again successful or these instruments are called or refinanced.  The CDO’s and the Derivative Product Companies’ auctions began failing in August 2007.  The Closed-end Mutual Funds, Taxable Municipals, and Student Loans failed initially in February 2008.  At present, all ARS holdings of the Company have experienced failed auctions and are, therefore, presently illiquid as no viable trading market exists for these securities.

The CDO are insured by financial guarantors.  At June 30, 2008, $11.5 million at cost of the CDO are guaranteed by Ambac and $14.5 million at cost are guaranteed by MBIA.  As of June 30, 2008, Ambac was rated Aa3 by Moody’s and AA by Standard and Poor’s and MBIA was rated A2 by Moody’s and AA by Standard and Poor’s.  Fitch has withdrawn rating coverage for the two financial guarantors effective June 26, 2008.  Both insurers are reported to be experiencing financial difficulty, which could further negatively affect their ratings and thus the ratings of the Company’s ARS holdings.

During the quarter ended June 30, 2008, as a result of the downgrade on the financial guarantors, several of the ARS investments were downgraded by the rating agencies from the historical AAA rating.  Following these downgrades of the guarantors, ratings of the ARS now range from AAA to AA by Standard and Poor’s and from Aaa to A2 by Moody’s.  All investments are current on all obligations, and all continue to pay interest at the applicable penalty rates.   Additionally, during the quarter ended June 30, 2008, $3.9 million at cost of the ARS holdings classified as short-term investments were called by the issuers at par, which provided the Company with liquidity on that portion of the ARS holdings without recognizing any loss on that portion of the Company’s investment.  We currently expect that the Closed-end Mutual Funds and the Taxable Municipals will be called within the next 1 to 12 months at par.  Based on this current expectation, these holdings are classified as short-term on the Company’s balance sheet as of June 30, 2008.  Changes in future expectations regarding these securities may result in reclassifications of these holdings in future periods.

To reflect the lack of liquidity, $33.0 million at cost, representing an estimated $30.0 million at fair market value as of March 31, 2008, of these investments, specifically the CDO, the Derivative Product Companies, and the Student Loan holding, were reclassified as long-term investments on the Company’s balance sheet as of March 31, 2008.  During the quarter ended June 30, 2008, none of the investments classified as long-term were liquidated and the Company currently has no short-term access to these funds.  Given the Company’s current cash balances and forecasted operational cash requirements, the Company could hold these assets to maturity, if necessary.

Historically, the fair value of ARS approximated par value due to the frequent interest rate resets.  However, the failed auctions have resulted, in most cases, in revised estimates of fair value that are less than par.  Management has reviewed these investments and has valued the holdings accordingly using a discounted cash flow methodology.

The Company reduced the carrying value of certain ARS investments by $0.9 million as of December 31, 2007, through Other Comprehensive Income, so as to reflect the Company’s view at the time that the impairment was of a temporary nature.  For the quarter ended March 31, 2008, the Company performed a valuation analysis, including reviews of the other-than-temporary impairment factors, and recorded an other-than-temporary impairment charge of $2.1 million to Other Income on the Consolidated Statement of Operations.  Concurrently, the temporary impairment of $0.9 million recorded in the quarter ended December 31, 2007, was reclassified from Other Comprehensive Income to Other Income on the Consolidated Statement of Operations for the period ended March 31, 2008.  For the quarter ended June 30, 2008, the Company recorded an additional other-than-temporary impairment charge of $0.8 million to Other Income on the Consolidated Statement of Operations, resulting in an estimated fair market valuation of

$29.1 million for those ARS holdings classified as long-term as of June 30, 2008.  The additional impairment was driven by the downgrades on the financial guarantors and the resulting impact on the underlying ARS holdings.  As a result of the downgrades, assumptions used in the valuation models changed, including an increase in the discount rates and a lengthening of certain expected terms.  $5.0 million of ARS holdings are classified as short-term as of June 30, 2008, and are valued at par, based on the Company’s current expectations that these securities will be called by the issuers within the next twelve months.

While the Company has used what it believes to be an appropriate valuation model for these securities and has attempted to incorporate all material identified risk factors into the analysis, the Company must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity and estimates regarding the probability of redemption in certain time periods. These estimates are also based on market conditions, which are currently in a state of uncertainty.  As a result, there is much independent judgment required in deriving these valuation conclusions.  Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity, default and other risks were made as part of management’s analysis and valuation of its ARS investments as of the quarter ended June 30, 2008.  While the Company believes that it has made reasonable judgments in its valuation exercise, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.  Therefore, the company intends to monitor these securities and the ARS markets in general, on a continuing basis.

The Company reviews its investment impairments in accordance with Emerging Issues Task Force Issue No. (EITF) 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Specifically, management analyzed the continued downward trend in the fair value of ARS holdings and concluded that the continuing uncertainty in these credit markets precluded classifying the impairment on ARS classified as long-term as temporary.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures:  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.

The Company’s CEO and acting CFO evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the CEO and acting CFO concluded that the disclosure controls and procedures were not operating effectively because the material weakness discussed below for the quarter ended December 31, 2007 has not been fully remediated as of the quarter ended June 30, 2008.  Further, an additional material error relating to revenue recognition and internal controls was identified during the third quarter close.  In light of the material weakness, the Company performed analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.  Management determined that, pursuant to this definition, a material weakness existed in the Company’s internal control over financial reporting at December 31, 2007, and June 30, 2008, as follows:

•                  Revenue Recognition - The Company had controls in place to review significant revenue transactions and ensure revenue accounting was in accordance with the Company’s revenue recognition policy.  These controls were not effective during the quarter ended December 31, 2007, as their operation failed to ensure that all conditions required for revenue recognition were met.  More specifically, the controls failed to identify outstanding obligations in relation to certain contracts and that persuasive evidence of an arrangement had not been obtained prior to period end for another contract. As a result, a material adjustment was recorded to defer hardware, license and maintenance revenue to future periods.

•                  Revenue Recognition - For the quarter ended June 30, 2008, another material revenue adjustment was recorded post accounting close to defer software revenue associated with two contracts for which persuasive evidence of an arrangement was not formally evidenced prior to period end.  The adjustment has been recorded and is properly reflected in the financial statements included in this quarterly report on Form 10-Q for the period ended June 30, 2008.

(b) Changes in Internal Control over Financial Reporting: There was no change in internal control over financial reporting (as defined in Rules 13a–15(f) and 15(d)–15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, other than those activities described further below.

 Since December 31, 2007, the Company has taken steps to modify existing controls and/or implement new internal controls to remediate the material weakness identified above.  These steps included additional training, to enable financial personnel to perform the review and approval of revenue transactions and prevent or detect any similar revenue recognition issues.  In addition, the Company initiated more timely and comprehensive communications between the revenue accounting, legal, and operations teams to ensure revenue agreements were properly reviewed and approved, including evidencing this approval more formally.  As a result of the material weakness identified in the third quarter, management intends to initiate additional remediation to ensure the control is operating effectively in the fourth quarter.  As of the date of this filing, the Company believes that it has made progress in the implementation of these corrective actions toward remediation of the material weakness.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Results of Operations and Financial Condition

A restated description of the risk factors associated with our business is set forth below.  The description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1 of our Annual report on 10-K for the fiscal year ended September 30, 2007.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations.

We have a history of losses and may experience losses in the foreseeable future.

We have not achieved profitability and may incur losses for the foreseeable future. During the three and nine months ended June 30, 2008, our net losses were $7.0 million and $53.4 million, respectively, and in fiscal year 2007, we incurred losses of approximately $9.3 million.  As of June 30, 2008, our accumulated deficit was $300.0 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

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

Over the past several years, we have implemented extensive cost cutting measures and have incurred significant restructuring charges as we have attempted to streamline operations, improve efficiency, and reduce costs.   We expect that we will undertake further restructuring initiatives in the future as we realign our business around areas of strategic focus.  Although we believe that it has been and will continue to be necessary to reduce the size and cost of our operations to improve our performance, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who have been terminated as part of our restructuring activities possessed specific knowledge or expertise that may prove to have been important to our operations and their absence may create significant difficulties. These efforts may not result in anticipated cost savings, making it difficult for us to achieve profitability. These cost reduction initiatives may also preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our product offerings, competitiveness or long-term prospects.

We derive revenue from only a limited number of products and do not have a diversified product base.

Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of our future revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded or if we divest existing product lines as part of our strategic realignment, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our prior restructuring initiatives to focus on just our core products and do not expect to diversify our product offerings in the foreseeable future. By limiting our product offerings in the future, we will likely increase the risks associated with not having a more diversified product base.

Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners and customers. One customer (Novell) accounted for more than 10% of our total revenue during the nine months ended June 30, 2008.  Two customers (EDS and Novell) each accounted for more than 10% of our total revenue during the nine months ended June 30, 2007. Additionally, a substantial portion of our total revenue is generated from the governmental sector. The government business accounted for 29% of total product revenue in fiscal year 2007 and 23% of total product revenue for the nine months ended June 30, 2008. We expect future potential revenue variability in this sector due to variable government ordering patterns and frequent delays associated with larger programs.

Our operating results could be adversely affected if any of the following events occur:

•	The loss of the above or other significant customers;
•	The failure of any of our significant channel partners to renew their contracts upon expiration;
•	The divestiture of products or product lines, which could cause the loss of that revenue and the further dependence on remaining customers; or
•	Delays in orders from governmental agencies.

We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue and the occurrence of any of the above events could further extend our reliance on remaining customers.

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

•                                          The relative mix of our license and services revenue, as well as the relative mix of product offerings, which could change in connection with strategic realignment initiatives; and

•                                          The application of new accounting regulations that could negatively impact results.

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

As of June 30, 2008, we held a total of $38.0 million, at historical cost, invested in ARS.  ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days.  The auctions historically have provided a liquid market for these securities.  We investment in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Taxable Municipals, Derivative Product Companies, and Student Loans.

 Continued uncertainty in the credit markets has affected our holdings in ARS.  During the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008, $30.8 million, $41.9 million and $38.0 million, respectively, of ARS holdings at cost failed to settle at auction due to sell orders exceeding buy orders.  As a result, we now earn a “penalty” interest rate, which is typically a higher rate than would be paid if the auctions were successful, but which may not fully compensate us for the loss of liquidity in the securities.  Due to the failed auctions, the investments are currently considered illiquid until such time as auctions are again successful or these instruments are called or refinanced.  The CDO’s and the Derivative Product Companies’ auctions began failing in August 2007.  The Closed-end Mutual Funds, Taxable Municipals, and Student Loans failed initially in February 2008.  At present, all of our ARS holdings have experienced failed auctions and are, therefore, presently illiquid as no viable trading market exists for these securities.

The CDO are insured by financial guarantors.  At June 30, 2008, $11.5 million at cost of the CDO are guaranteed by Ambac and $14.5 million at cost are guaranteed by MBIA.  As of June 30, 2008, Ambac was rated Aa3 by Moody’s and AA by Standard and Poor’s and MBIA was rated A2 by Moody’s and AA by Standard and Poor’s.  Fitch has withdrawn rating coverage for the two financial guarantors effective June 26, 2008.  Both insurers are reported to be experiencing financial difficulty, which could further negatively affect their ratings and thus the ratings of our ARS holdings.

During the quarter ended June 30, 2008, as a result of the downgrade on the financial guarantors, several of the ARS investments were downgraded by the rating agencies from the historical AAA rating.  Following these downgrades of the guarantors, ratings of the ARS now range from AAA to AA by Standard and Poor’s and from Aaa to A2 by Moody’s.  All investments are current on all obligations, and all continue to pay interest at the applicable penalty rates.   Additionally, during the quarter ended June 30, 2008, $3.9 million at cost of the ARS holdings classified as short-term investments were called by the issuers at par, which provided us with liquidity on that portion of the ARS holdings without recognizing any loss on that portion of our investment.  We currently expect that the Closed-end Mutual Funds and the Taxable Municipals will be called within the next 1 to 12 months at par.  Based on this current expectation, these holdings are classified as short-term on our balance sheet as of June 30, 2008.  Changes in future expectations regarding these securities may result in reclassifications of these holdings in future periods.

To reflect the lack of liquidity, $33.0 million at cost, representing an estimated $30.0 million at fair market value as of March 31, 2008, of these investments, specifically the CDO, the Derivative Product Companies, and the Student Loan holding, were reclassified as long-term investments on our balance sheet as of March 31, 2008.  During the quarter ended June 30, 2008, none of the investments classified as long-term were liquidated and we currently have no short-term access to these funds.  Given our current cash balances and forecasted operational cash requirements, we could hold these assets to maturity, if necessary.

Historically, the fair value of ARS approximated par value due to the frequent interest rate resets.  However, the failed auctions have resulted, in most cases, in revised estimates of fair value that are less than par.  We have reviewed these investments and have valued the holdings accordingly using a discounted cash flow methodology.

We reduced the carrying value of certain ARS investments by $0.9 million as of December 31, 2007, through Other Comprehensive Income, so as to reflect our view at the time that the impairment was of a temporary nature.  For the quarter ended March 31, 2008, we performed a valuation analysis, including reviews of the other-than-temporary impairment factors, and recorded an other-than-temporary impairment charge of $2.1 million to Other Income on the Consolidated Statement of Operations.  Concurrently, the temporary impairment of $0.9 million recorded in the quarter ended December 31, 2007, was reclassified from Other Comprehensive Income to Other Income on the Consolidated Statement of Operations for the period ended March 31, 2008.  For the quarter ended June 30, 2008, we recorded an additional other-than-temporary impairment charge of $0.8 million to Other Income on the Consolidated Statement of Operations, resulting in an estimated fair market valuation of $29.1 million for those ARS holdings classified as long-term as of June 30, 2008.  The additional impairment was driven by the downgrades on the financial guarantors and the resulting impact on the underlying ARS holdings.  As a result of the downgrades, assumptions used in the valuation models changed, including an increase in the discount rates and a lengthening of certain expected terms.  $5.0 million of ARS holdings are classified as short-term as of June 30, 2008, and are valued at par, based on our current expectations that these securities will be called by the issuers within the next twelve months.

While we have used what we believe to be an appropriate valuation model for these securities and have attempted to incorporate all material identified risk factors into the analysis, we must make certain estimates and assumptions when assessing the value of the investment portfolio, including estimates of fair value and liquidity and estimates regarding the probability of redemption in certain time periods. These estimates are also based on market conditions, which are currently in a state of uncertainty.  As a result, there is much independent judgment required in deriving these valuation conclusions.  Accordingly, assumptions of expected terms, expected cash flows, and evaluations of liquidity, default and other risks were made as part of management’s analysis and valuation of our ARS investments as of the quarter ended June 30, 2008.  While we believe we have made reasonable judgments in our valuation exercise, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, we may be required to significantly change the recorded value of these securities, or other securities that make up the investment portfolio.  Therefore, we intend to monitor these securities and the ARS markets in general, on a continuing basis.

If a liquid market for these securities does not develop, the ARS holding may require us to recognize additional impairment charges.  Any of these events could adversely affect our results of operations and our financial condition.  A material change in these underlying estimates and assumptions could significantly change the reported value of the securities and could cause us to take significant charges for additional write-downs in value.

We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted.

We rely on certain key employees, including our Chief Executive Officer, President and Chief Financial Officer.  In recent years, there has been significant and recurring turnover in all levels of management.  In March 2008, our Chief Financial Officer, Mark Lustig, announced his resignation, effective in May 2008.  In April 2008, Grant Evans became our Chief Executive Officer following the resignation of Thomas Jahn.  In August 2008, we hired a new Chief Financial Officer / Chief Operating Officer, Jacques Kerrest.  We may experience further turnover in management in the future and, as a result, we face challenges in effectively managing our operations during these periods of transition.  If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to manage our business effectively may be impacted.

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

We believe smartcards are an emerging platform for providing digital identity for network applications and for the procurement of services from private enterprise and government agencies. Our business model is premised on the smartcard becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smartcard deployment and use.  Should platforms or form factors other than the smartcard emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, such as Microsoft’s recent introduction of Windows Vista, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results could be negatively affected. Additionally, consolidation within this industry has created a more difficult competitive environment for us and may result in the broader adoption of competing platforms and systems.

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

Partially due to our restructuring efforts over the past several years, we have become increasingly dependent on a smaller number of employees.  If these key employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled key employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees if needed to fill these positions. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent as the need should arise. New employees must learn the ActivIdentity organization, products, and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the Company and our turnover rate may be higher as a result of our restructuring activities where key employees decided to leave on their own accord. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity or ability to respond quickly to the competitive environment.

We may be adversely affected by operating in international markets.

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the nine months ended June 30, 2008 and 2007, markets outside of North America accounted for 58% and 61% respectively, of total revenue.

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

•                                          Fluctuations in currency exchange rates; and

•                                          Fluctuations in business activity.

While we present our financial statements in U.S. Dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British Pounds.  Some revenue transactions are denominated in foreign currencies as well.  Significant fluctuations in exchange rates between the United States

Dollar and foreign currencies may adversely affect our future operating results.  The fluctuation of foreign currencies amounted to losses of $0.2 million and gains of $1.1 million for the quarters ended June 30, 2008 and 2007, respectively, as recorded in the consolidated statement of operations.  For the nine months ended June 30, 2008 and 2007, the fluctuation of foreign currencies amounted to gains of $0.8 million and $2.4 million, respectively.

We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and may have similar write-downs in future periods.

We recorded an impairment charge of $35.9 million to goodwill during the quarter ended March 31, 2008, and had previously recorded similar charges in 2005.  Due to our declining stock price, we conducted a goodwill impairment analysis and determined the full carrying value of our goodwill was impaired.  As of June 30, 2008, we have no goodwill on our balance sheet.

We may terminate additional non-core activities in the future or determine that our long-lived assets or acquired intangible assets have been impaired. Any future termination or impairment related charges could be significant and would have a material adverse effect on our financial position and results of operations.

As of June 30, 2008, we had $4.8 million of other intangible assets, representing approximately 3% of our total assets.  If our estimates of future undiscounted cash flows to be derived from the use of our other intangible assets drop below the carrying value of such assets, an additional impairment charge may be required.

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

In addition, despite precautions that we take, it may be possible for competitors to copy or reverse-engineer aspects of our current or future products, to independently develop similar or superior technology, or to design around the patents we own. Monitoring unauthorized use and transfer of our technology is difficult and technology piracy currently is and can be expected to continue to be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as in the United States. It may be necessary to enforce our intellectual property rights through litigation, arbitration or other adversarial proceedings, which could be costly and distracting to management and which could put our rights at risk as others may seek to have our rights declared invalid.  Additionally, there is no assurance that we would prevail in any such proceedings or that the recoveries from any such proceedings would exceed our enforcement costs.

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

It may be difficult for a third party to acquire the Company, which could affect the price of our common stock.

In July 2008, we adopted a stockholder rights agreement, which is sometimes also called a “poison pill.”  This agreement has the effect of discouraging a stockholder from acquiring more than 20% of our issued and outstanding common stock without prior approval of our Board of Directors.   We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us, for a period of three years,  from engaging in a business combination with a person who acquires more than 15% of our common stock unless Board of Director or shareholder approval were obtained.  Defensive measures such as the stockholder rights agreement and Section 203 are expected to have the effect of discouraging coercive hostile takeover attempts where the Board does not support the transaction.  Any delay or prevention of a change of control transaction could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a premium over the then current market price for their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of ActivCard Corp. (1)

3.2	Bylaws of ActivCard Corp. (2)

4.1	Stockholder Rights Agreement, dated as of July 25, 2008, by and between ActivIdentity Corporation and American Stock Transfer & Trust Company (3)

10.1	Employment Agreement between Jacques Kerrest and ActivIdentity dated August 1, 2008 (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Company’s Registration Statement on Form S-4 (File No. 333-100067), filed September 25, 2002 and incorporated by reference herein.

(2)	Previously filed with the Company’s Registration Statement on Form S-4 (File No. 333-105558), filed May 23, 2003 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (File No. 001-34137), filed July 25, 2008 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form 8-K (File No. 001-34137), filed August 4, 2008 and incorporated by reference herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 11th day of August 2008.

ActivIdentity Corporation

By:	/s/ Jerome Pintar
Jerome Pintar
Vice President Finance (Principal Financial Officer)