Form 10-K
period 2008-09-30
ACTIVIDENTITY CORP
filed 2008-12-15
CIK 1183941

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

OR

☐ Transition Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

ACTIVIDENTITY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0485038 (I.R.S. Employer Identification No.)
6623 Dumbarton Circle, Fremont, CA (Address of principal executive offices)	94555 (Zip Code)

(510) 574-0100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock, $0.001 par value per share	Nasdaq Global Market
Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Registrant's common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 31, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $110 million based upon the closing sales price of the common stock as reported on the Nasdaq Global Market on such date. Shares of the Registrant's common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 2008, the Registrant had outstanding 45,786,184 shares of common stock.

Documents Incorporated by Reference

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

 ACTIVIDENTITY CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2008

        The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, expected operating results, and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we disclaim any intent to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Risk Factors," and elsewhere in this Annual Report.

 PART I

ITEM 1.    BUSINESS

        ActivIdentity Corporation (the "Company" or "ActivIdentity"), formerly known as ActivCard Corp., was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States.

        ActivIdentity is a global leader in identity assurance and credential management. Our strategy in providing smart identity solutions addresses the key ID 360 market-driving sectors: Employer to Employee, Business to Customer, and Government to Citizen.

        Our solutions strategy leverages our identity assurance platform and credential management system to apply a common approach to registration / enrollment, authentication, authorization, auditing, credential issuance / management, and use of credentials across each of the ID 360 market segments. Our approach takes into account that organizations in all ID 360 market segments require the assurance of a trusted chain of identity that allows them to conduct their day-to-day business in the digital age with the same level of confidence as face-to-face transactions.

        Though identities may be repeatedly captured, verified, enrolled, used, and tracked by disparate systems with little interaction, our identity assurance platform allows organizations to leverage the relative trust levels of the credentials and use the same security infrastructure across diverse user communities (such as citizens, employees, contractors, partners, suppliers, and customers) and applications (such as driver's license, employee identification badge, remote access token, and supplier procurement access portal).

        ActivIdentity has been a pioneer of the identity assurance market and is a key supporter and driver of standards in this technology area, engaging with global standards bodies such as GlobalPlatform, ISO, and ANSI. Our approach to identity assurance embraces a wide variety of authentication devices and authentication methods. Smart cards, soft tokens, hard tokens, USB tokens, or mobile phones can be enrolled, issued a certificate, and managed through their life-cycle via ActivIdentity's identity assurance platform.

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

        Traditionally, organizations have used user names and static passwords as the only method of authenticating users and granting access to their systems. However, with the increase in the threat of sophisticated hacker tools used to guess passwords, static passwords provide only a weak layer of security when used alone and increase the exposure to enterprise information access by unauthorized users. Passwords alone are not only less secure, but they are expensive to maintain.

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

Our Strategy and Vision

        Our strategy and focus is to provide an open standards based identity assurance platform, including strong authentication, credential management and single sign-on, integrated with industry leading identity management and physical access to partners such as Cisco Inc. (Cisco), Electronic Data Systems, an HP company (EDS), Entrust Inc. (Entrust), Hewlett Packard (HP), Honeywell International Inc. (Honeywell), IBM Global Services (IBM), Lenel Systems International Inc. (Lenel), Microsoft Corporation (Microsoft), Novell Inc. (Novell), Northrop Grumman (Northrop), Oracle Corporation (Oracle), Sun Microsystems Inc. (Sun Microsystems), Unisys Corp. (Unisys) and others.

        Together with our partners, we deliver end-to-end smart employee identification (ID) and smart citizen ID solutions that help our customers meet voluntary requirements and mandatory legislation such as eSign, Homeland Security Presidential Directive 12 (HSPD 12), Health Insurance Portability and Accountability Act of 1996 (HIPAA), Graham Leach Bliley, Federal Financial Institutions

Examination Council (FFIEC), banking guidelines, the Sarbanes-Oxley (SOX) Act of 2002, BASEL II, and Consumer Information Protection (SB 1386).

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

Industry Solutions:

Employer to Employee (Smart Employee ID)

        For business and government organizations seeking to deploy a single and secure intelligent ID badge allowing employees, contractors, customers and business partners to access corporate facilities (physical) and information technology (IT) (logical) resources, ActivIdentity provides a Smart Employee ID solution that enables secure access, communications and transactions while reducing administration costs and improving user convenience.

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

        In February 2007, the ActivIdentity ActivID Card Management System was selected for the U.S. General Services Administration (GSA) USA Access program. The USA Access program is a managed service operated by EDS and Northrop which enables U.S. federal government agencies to credential employees, contractors, and affiliates to meet the requirements of HSPD-12. To date, 67 government agencies with 860,000 employees have signed up for the new service to issue their PIV ID cards by the end of October 2008.

Business to Customer (Smart Customer ID)

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

Government to Citizen (Smart Citizen ID)

        For government agencies seeking to deploy secure and intelligent ID badges to employees or citizens, ActivIdentity offers a range of leading solutions for issuance, management and usage of smart cards and USB tokens specifically designed to meet the demanding needs of governments around the world. These solutions help governments reduce security risks and improve efficiencies while ensuring compliance to the latest standards and mandates such as FIPS 140, FIPS 201, US Department of Defense Common Access Card (CAC), and the Unified Police Security Architecture (UPSA). Many government agencies worldwide rely on ActivIdentity solutions, including the US Department of Defense (DoD), Department of Treasury, Department of Energy, and the Singapore Defence Science and Technology Agency (DSTA).

Technology Solutions:

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

        4TRESS™—A complete suite of authentication servers enabling two-factor security for remote access and web authentication, addressing the requirements of enterprise, banking and other service providers. Whether seeking smart card, token, or biometric authentication for employees, contractors, partners, or customers, organizations can look to ActivIdentity.

        ActivID™—The market-leading suite of device and credential management products from ActivIdentity that allow business and government customers to securely deploy and manage smart cards and USB tokens containing a variety of credentials including Public Key Infrastructure (PKI) certificates, one-time passwords, static passwords, demographic data, and virtually any other application. ActivID card management systems offer proven reliability and have issued over 11 million smart cards for U.S. federal employees.

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

Sales and Support

        We market and sell our products and technologies through our worldwide direct touch sales force and through a network of partners including system integrators (SIs), original equipment manufacturers (OEMs), value added distributors (VADs), and value added resellers (VARs). Our direct touch sales force focuses on named accounts within the top 2,000 companies worldwide and government agencies, working in concert with our channel sales and business development teams supporting initiatives with our OEM, SI, VAD and VAR partners.

        Our worldwide headquarters are located in Fremont, California. We have sales offices in the U.S. (California and Virginia), Australia, France, Germany, and the United Kingdom.

        Our channel partners typically integrate and resell products from a variety of suppliers and add value with consulting, implementation and support services to address end user requirements. We currently have over 250 partners in some 40 plus countries worldwide. These partners include VADs, VARs and some of the largest SIs in the world such as: Alternative Technology Resources, Inc., Articon-Integralis AG, BT, COMPUTERLINKS, Econis AG, EDS, Fujitsu, HP, InTechnology plc (formally Allasso), IBM, Logica CMG, Northrup, Omnetica Limited, Protect Data AB (acquired by Check Point Software Technologies Ltd.), Sun Microsystems, and Unisys.

        We have OEM and reseller relationships with HP that provide ActivIdentity software in its ProtectTools security bundle for notebook and desktop computers, plus a new solution released in the summer of 2008 which secures access to multi-function printers (MFPs) using smart cards conforming to the CAC and PIV standards. We also have relationships with Novell which offers Novell Secure Login Single Sign-On (SSO) based on ActivIdentity SSO technology, and with Sun Microsystems which resells the ActivIdentity product line along with its identity management and desktop solutions.

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

Customer Concentration

        Sales of our products and services are concentrated among specific customers. In fiscal year 2008, Novell accounted for more than 10% of our total revenue. In fiscal year 2007, EDS and Novell each accounted for more than 10% of our total revenue.

Marketing

        We have organized our marketing efforts into three functional groups to support our business strategies as follows:

Product and Solutions Marketing

        The product and solutions marketing team is responsible for synthesizing data from key customers, partners, and industry analysts to assist us in defining next generation solutions/products. Furthermore, the product and solutions marketing team develops all sales and market messaging, positioning, collateral and selling tools to enable our sales force and channel partners to capitalize on market opportunities and effectively position and sell our products.

Channel and Partner Marketing

        Our channel and partner marketing organization defines and implements integrated marketing programs to increase brand and product awareness, plus capture mindshare and enthusiasm for ActivIdentity solutions with channel and partner sales forces.

Corporate Marketing Services

        Corporate marketing efforts include Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, associations marketing, and seminars. Our marketing programs target G2000 and government decision makers, information technology managers, and service providers using a high value approach addressing business problem solving and return on investment.

Strategic Partners

        Our business development efforts are focused on establishing and developing collaborative relationships with strategic industry partners. We have developed and maintained significant relationships during the year with a variety of identity management, physical security, and technology partners appropriate to the Employer to Employee industry sector. In addition, there has been a concerted effort to pursue and develop new relationships, driven by our growth in the Business to Customer and Government to Citizen industry sectors. The goals of our business development team are to ensure that ActivIdentity has the key partnerships and leverage to reach our target markets and maintain interoperability with key technologies required to meet evolving market requirements. Strategic relationships assist us in expanding our sales, marketing and technical capabilities and increase the distribution and market awareness of our solutions.

        Our strategic partners include:

  •
  EDS—Integrates and supports our solutions primarily for government projects, where government agencies are looking to attain identity assurance of their employees, the most recognized deployment being the U.S. Department of Defense. During 2007, EDS extended our joint successes globally by securing a major government project in EMEA in addition to long-standing U.S. federal government deployments, including the General Services Administration (GSA) Managed Service Offering (MSO). The GSA MSO provides software to provision and manage smart card deployments for a number of U.S. federal government agencies.

  •
  HP—An ActivIdentity customer for almost a decade, has deployed ActivIdentity strong authentication products to its employees and business partners worldwide to secure access to their network resources. Building on the successful internal deployment, HP is now an OEM of ActivIdentity software and hardware to offer smart card protection for their multifunction printers, notebooks and desktop personal computers. In addition, HP has positioned and sold our identity assurance offerings to a number of their customers during this last fiscal year.

  •
  IBM—Has implemented our software and hardware products in government, enterprise, healthcare and financial markets. Our Smart Employee ID solution is featured in the IBM Institute for Electronic Government in Washington DC to demonstrate the combined value of integrated identity management, smart card and credential management, strong authentication, single sign-on, and physical security. In addition, IBM is a major player in computing systems for banking and is investigating offering 4TRESS Server and two-factor authorization to its clients.

  •
  Northrop—Continues to be our partner since its initial awards on the Scientific and Engineering Workforce Procurement (SEWP) and the U.S. federal government General Services Administration (GSA) Smart ID contracts through which several federal agencies implemented Actividentity solutions. During the last 12 months, Northrop has also started an internal smart badging initiative and has purchased a number of licenses enabling the use of our Identity Assurance suite.

  •
  Novell—Currently our largest OEM partner offers Novell SecureLogin single sign-on, a re-branded derivative of ActivIdentity's SecureLogin product, to its customers worldwide. In addition, ActivIdentity offers a full range of identity assurance products integrated with Novell's Identity and Access Management suite.

  •
  Sun Microsystems—A long time ActivIdentity partner since our joint success with the DoD Common Access Card (CAC). Sun Microsystems chose ActivIdentity's Identity Assurance solution in 2006 to deploy their JavaBadge smart employee ID cards internally. Furthermore, under their global reseller contract with us, Sun has sold ActivIdentity software complementing its Identity and Access Management suite and Virtualization suite to a number of their strategic customers (globally) during the 2008 fiscal year.

        Our technology partners include leading companies in a number of technical classifications related to the ecosystems apropos to our target industry sectors. A number of technical classifications traverse the three industry sectors we target, Employer to Employee, Business to Customer, and Government to Citizen, whilst others address one or two sectors only. We have relationships with PKI vendors such as Entrust, Inc., Exostar, Microsoft, VeriSign, Inc. and Verizon; device vendors such as Gemalto, Giesecke & Devrient, HID, Oberthur Card Systems, and SCM Micro; identity and access management vendors such as IBM, Microsoft, Novell, Oracle, and Sun Microsystems; and physical access control system providers such as Cisco, Honeywell, Legic, Lenel, Software House, and Tyco International Ltd. These relationships enable ActivIdentity to offer open solutions that integrate with products from industry-leading vendors providing our customers and prospects with peace of mind and freedom of choice.

        As we exit the 2008 fiscal year, ActivIdentity has a clear business model as it pertains to collaboration with strategic partners. The actual delivery of products/solutions has many options such as sell through, sell alongside, sell as a service or sell as an embedded component with any or all of these being appropriate based on the customer's desires. Successful execution of a strategic partnership is not, however, solely related to the delivery aspect. It is also governed by executive buy-in and alignment of core values as they relate to supporting the requirements of common target industry segments.

Research and Development

        We have research and development teams in Canberra (Australia), Fremont (California), and Suresnes (France) that are responsible for the design, development, and release of our products. The research and development function is organized into product management, product architecture, development, quality assurance, and documentation disciplines. When appropriate, we also integrate into our products third-party technology that we purchase or license to shorten our time to market. The focus of our research and development efforts is to bring to market enhanced versions of our existing products, as well as new products, in order to address customer needs while maintaining compliance with government and industry standards. Our research and development expenses, net, were $18.9 million, $19.9 million, and $19.6 million respectively in fiscal 2008, 2007 and 2006.

Operations

        We have established relationships with hardware manufacturers and assemblers and software reproducers. Additionally, we have outsourcing arrangements for product warehousing and fulfillment services. Our global production and distribution capacity supports our current requirements and can readily be increased by augmenting existing production lines with current suppliers. We maintain ownership of all manufacturing tools, molds and software, supply all critical components, and define all manufacturing processes and quality control processes, thereby granting us the ability to relocate the manufacturing process should any unforeseen interruption occur.

        Our hardware products are manufactured by third-party vendors based in China and Singapore. Our hardware products are shipped directly to our distribution partners and customers, or to corporate warehouses in Fremont, Hong Kong (China), Singapore, and Suresnes for subsequent distribution. Software products are produced and packaged in Fremont and Suresnes.

Intellectual Property

        Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely on a combination of patents, trade secrets, copyright and trademark law, and nondisclosure agreements, to protect our intellectual property and proprietary rights. We have entered into confidentiality and licensing agreements with our employees, contractors, partners and distributors, as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation, and other proprietary information.

        We have a large patent portfolio with approximately 100 patents issued and an additional 100 pending patent applications in the U.S. and abroad. In July 2006, we acquired certain patents and related intellectual property in the area of digital identity management from a third party for approximately $4.0 million to enhance our patent position. In June 2005 we out-licensed on an exclusive basis, with retained rights for internal use, certain of our biometric patents and pending patent applications for $4.1 million. We continue to file patent applications both in the U.S. and abroad to protect key technologies and innovations provided by our research and development efforts. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged.

Competition

        The information technology security industry is highly competitive and evolving, and we may be unable to compete successfully in the future, which may harm our business. These markets are characterized by rapidly changing technology and industry standards, evolving user needs and the frequent introduction of new products.

        We believe that the principal factors affecting competition in our markets include product functionality, performance, scalability, flexibility and features of products, use of open standards technology, quality of service and support, reputation, and total cost of ownership.

        We intend to leverage our financial strength by investing in the development of comprehensive, flexible, and cost-effective security solutions that adhere to industry standards and provide advanced features and functions for specific markets. In addition, we will continue to leverage our leadership position in the U.S. federal government market to expand our business to address customer needs, develop our channel partners, and implement new promotional campaigns to increase the awareness and adoption of our solutions.

        Our principal competitors include:

  •
  Strong Authentication Technology—Aladdin Knowledge Systems Inc., CA Inc., Entrust, RSA Security (the security division of EMC Corporation), and VeriSign

  •
  Enterprise Single Sign-On—Citrix Inc., Evidian Inc., Imprivata Inc., IBM, Metapass Inc., Passlogix Inc., and Sentillion Inc.

  •
  Secure Information and Transactions—Aladdin Knowledge Systems Inc., Entrust, RSA Security, Thales Group, Vasco Data Security International Inc., and VeriSign

  •
  Device and Credential Management—Bell ID and Intercede Group plc.

Backlog

        Our backlog for products at any point in time is not significant because products are generally shipped upon receipt of order. We do not believe that our backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled prior to shipment with little or no penalty.

Seasonality

        The sales cycle for our products is typically long and subject to a number of significant factors over which we have little control, such as customers' internal budgeting process and approval of large purchases. For example, our revenue stream is dependent on the U.S. and other governmental agencies' fiscal year budget cycles and spending patterns. Additionally, the current crisis in the financial industry may have an impact on our financial sector customers, including potential deferrals of information technology spending.

Geographic Information

        The information regarding net revenue, capital expenditures, depreciation and amortization of fixed assets, goodwill, long-lived assets and total assets set forth in Note 16—Segment Information to the consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

        At September 30, 2008, we had 260 employees, of whom 115 were engaged in research and development, 74 in sales and marketing, 16 in professional services, 15 in customer support, 34 in general and administrative, and 6 in operations. We consider our relationships with our employees to be satisfactory. None of our employees is party to a collective bargaining agreement.

Executive Officers

        The following table sets forth information regarding our executive officers as of November 30, 2008:

Name	Age	Position
Grant Evans	50	Chief Executive Officer and Chairman of the Board
Jacques Kerrest	62	Chief Financial Officer and Chief Operating Officer

        Grant Evans has served as our Chairman of the Board since March 2008 and was appointed Chief Executive Officer in April 2008. Mr. Evans served from January 2003 to March 2007 as the Chief Executive Officer and as a Director of A4Vision, Inc., a developer and manufacturer of machine vision technology for identity security. Prior to this, he served from March 1999 to March 2002 as the Executive Vice President at Identix, a publicly traded developer and manufacturer of identification technology solutions. Mr. Evans was also previously Vice President and General Manager of Identicator Technology and was responsible for leading that company's strategic direction and launching the commercial biometric market. Mr. Evans was a member of the board of directors of 3VR and Bioscrypt and has served on the following advisory boards: Congressman Honda's Blue Ribbon Security Board for Homeland Security, American Electronics Executive Advisory Committee and the Comdex Advisory Board on Security.

        Jacques Kerrest has served as our Chief Financial Officer and Chief Operating Officer since August 2008. From September 2004 until March 2008, Mr. Kerrest served as the Chief Financial Officer of Virgin Media, Inc. From June 2003 to August 2004, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, N.V. From August 1997 to May 2003, Mr. Kerrest was the Senior Vice President and Chief Financial Officer of Harte-Hanks, Inc. From August 1995 to July 1997, Mr. Kerrest served as the Chief Financial Officer of Chancellor Broadcasting Company. From 1993 to July 1995, Mr. Kerrest was the Chief Financial Officer of Positive Communications, Inc. Mr. Kerrest holds a master's degree in International Management from the American Graduate School of International Management and an MBA degree from the Institut D'Etudes Politiques de Paris.

Available Information

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, are available free of charge through our website at www.actividentity.com as soon as reasonably practicable after we electronically file or furnish the reports with or to the SEC.

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

        We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2008, 2007, and 2006, we incurred losses of approximately $76.5 million, $9.3 million, and $22.5 million, respectively. As of September 30, 2008, our accumulated deficit was $323.1 million, which represents our net losses since inception. Although our cash balance is sizable, it may not last long enough for our operations to become profitable.

        We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis thereafter. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate. Current concern over a potential global economic slowdown could slow customer orders, as well as anticipated revenue growth, and could further delay our prospects for operating profitability.

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

        Substantially all of our revenue is derived from the sale of our digital identity systems and products. We anticipate that substantially all of our future revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded or if we divest existing product lines as part of our ongoing strategic realignment, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our prior restructuring initiatives to focus on just our core products and do not expect to diversify our product offerings in the foreseeable future.

         Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

        Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and original equipment manufacturers. Historically, we have experienced a concentration of revenue through certain of our channel partners to customers. In fiscal 2008, Novell accounted for more than 10% of our total revenue. In fiscal 2007 and 2006, two customers (EDS and Novell) each accounted for more than 10% of our total revenue. Additionally, a substantial portion of our total revenue is generated from the governmental sector. In fiscal 2008, 2007 and 2006, worldwide government business accounted for approximately 20%, 27%, and 28% respectively of total product revenue. We expect future revenue variability in this sector due to fluctuations in government ordering patterns and frequent delays associated with larger programs.

        Our operating results could be adversely affected if any of the following events occur:

  •
  The loss of the above or other significant customers;

  •
  The failure of any of our significant channel partners to renew their contracts upon expiration, or the termination by these partners of these contracts;

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

        Our quarterly revenue, expense levels and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below the guidance we have provided, or otherwise not meet investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

  •
  The size and timing of customer orders which are received unevenly and unpredictably throughout a fiscal year and may be subject to seasonality relating to the U.S. government's fiscal year and related spending patterns;

  •
  The mix of products licensed and types of license agreements;

  •
  The effect of generally accepted accounting principles on the timing of revenue recognition; for example, if prices for our products or services vary significantly, we may not maintain vendor specific objective evidence of fair value which could result in deferring revenue to future periods;

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

  •
  The application of new accounting regulations, which could negatively impact results; and

  •
  Changes in currency exchange rates.

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

        Furthermore, the implementation process can be subject to delays resulting from issues associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenues would also occur over this period. This interaction, thereby can negatively impact the results of our operations in the near term, resulting in unanticipated fluctuations between periods.

         We invest in securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value of our assets.

        During fiscal 2008, we reclassified $33.0 million at cost of our investments in certain auction rate securities (ARS) from short-term to long-term investments as the auctions for these holdings effectively ceased with no indication as to when or if these auctions would resume in the future. Given these developments and the resultant consequences of the lack of liquidity for these investments, coupled with other developments in the credit markets in general, we recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008. We hold an additional $3.7 million of ARS in short-term investments, valued at par as of September 30, 2008. These particular ARS investments have had liquidity events recently and we, therefore, expect that these will be called in full and at par within twelve months. We continually monitor all of our ARS investments and evaluate any changes as to impairment factors on a continual basis.

        ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. Our investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Derivative Product Companies, and Student Loans. Uncertainty in the financial markets has affected the liquidity of our ARS holdings and resulted in a significant increase in the risks related to the ARS investments classified as long-term, specifically the CDO and Derivative Product Companies, and to a lesser degree, the Student Loan holdings. During fiscal 2008, $12.3 million of ARS, specifically the Closed-end Mutual Funds and Taxable Municipals, were called at par. Based on the liquidity provided by these holdings during the year, we continue to classify our remaining Closed-end Mutual Funds holdings as short-term. However, future changes in the market regarding these securities may result in reclassifications and/or revaluations in future periods.

        Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions that began in August 2007 have resulted, in most cases, in revised estimates of fair value that are less than par. We have reviewed the ARS investments classified as long-term and have valued these holdings accordingly using a discounted cash flow methodology.

        While we have used what we believe to be an appropriate valuation model for these securities and have attempted to incorporate all known and significant risk factors into the analysis, we must still make certain estimates and assumptions when assessing the value of the investment portfolio. These estimates are based on market conditions, which are currently in a state of heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions. Accordingly, assumptions regarding cash flows, liquidity, default and other risks were made as part of management's analysis and valuation of our ARS holdings as of the year ended September 30, 2008. During the fourth quarter, based on an escalation of issues in the credit markets, we determined that the various risks associated with these holdings had increased dramatically, resulting in an additional $17.4 million impairment of ARS, bringing the total year-to-date impairment to $21.2 million.

        We believe we have made reasonable judgments in our valuation exercise. If the relevant assumptions, estimates, or the related analyses still prove incorrect or, if due to additional information received in the future, management's conclusions could change, we may be required to change the recorded value of these securities, or other securities that make up the investment portfolio. We will continue to carefully monitor these securities and the ARS markets, and work diligently to recover any lost value through all available means.

        If a liquid market for these securities does not develop, the ARS holdings may require us to recognize additional impairment charges. Any of these events could adversely affect our results of operations and our financial condition. A material change in these underlying estimates and assumptions could significantly change the reported value of the securities and could cause us to take charges for additional write-downs in value.

         We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted. Employee turnover could adversely impact our revenues, costs and productivity.

        In recent years, there has been significant and recurring turnover in all levels of management. In March 2008, our Chief Financial Officer, Mark Lustig, announced his resignation, effective in May 2008. In April 2008, Grant Evans became our Chief Executive Officer following the resignation of Thomas Jahn. In August 2008, we hired a new Chief Financial Officer / Chief Operating Officer, Jacques Kerrest. In November 2008, our President, Yves Audebert, was terminated. We may experience further turnover in management in the future and, as a result, we face challenges in effectively managing our operations during these periods of transition. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted.

        Partially due to our restructuring efforts over the past several years, we have become increasingly dependent on a smaller number of employees. If key employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled key employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees to fill these positions. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent as the need should arise. New employees must learn the ActivIdentity organization, products, and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the Company and our turnover rate may be higher if key employees decided to leave on their own accord. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity or ability to respond quickly to the competitive environment.

         The market for some of our products is still developing and if the industry adopts standards or platforms different from our platform, then our competitive position would be negatively affected.

        The market for digital identity products is still emerging and is also experiencing consolidation. The evolution of the market is in a constant state of flux that may result in the development of different network computing platforms and industry standards that are not compatible with our current products or technologies.

        We believe smart cards are an emerging platform for providing digital identity for network applications and for the procurement of services from private enterprise and government agencies. A key element of our business model is premised on the smart card becoming a common access platform for network computing in the future. Further, we have focused on developing our products for certain operating systems related to smart card deployment and use. Should platforms or form factors other than the smart card emerge as a preferred platform or should operating systems other than the specific systems we have focused on emerge as preferred operating systems, our current product offerings could be at a disadvantage. If this were to occur, our future growth and operating results would be negatively affected. Additionally, consolidation within this industry has created a more difficult competitive environment and may result in the broader adoption of competing platforms and systems.

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

        Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International sales and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the fiscal years ended September 30, 2008, 2007 and 2006, markets outside of North America accounted for 58%, 59%, and 57% respectively, of total revenue.

        We face a number of additional risks inherent in doing business in international markets, including:

  •
  Unexpected changes in regulatory requirements;

  •
  Potentially adverse tax consequences;

  •
  Export controls relating to encryption technology;

  •
  Tariffs and other trade barriers;

  •
  Difficulties in staffing and managing international operations;

  •
  Laws that restrict our ability, and make it costly, to reduce our workforce;

  •
  Changing political conditions;

  •
  Exposures to different legal standards; and

  •
  Burden of complying with a variety of laws and legal systems.

        While we present our financial statements in U.S. Dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British Pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. Dollar and foreign currencies may adversely affect our future operating results. Due to fluctuations in foreign currencies we recorded a loss of $2.0 million in fiscal 2008, a gain of $3.4 million in fiscal 2007, and a gain of $0.2 million in fiscal 2006, on our consolidated statements of operations.

         We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and goodwill and may have similar write-downs in future periods.

        We recorded an impairment charge of $35.9 million to goodwill during the quarter ended March 31, 2008, and had previously recorded goodwill impairments in 2005. Due to our declining stock price, we conducted a goodwill impairment analysis and determined the full carrying value of our goodwill was impaired. As of September 30, 2008, we have no goodwill on our balance sheet.

        We may terminate additional non-core activities in the future or determine that our long-lived assets or acquired intangible assets have been impaired. Any future termination or impairment related charges could have an adverse effect on our financial position and results of operations.

        As of September 30, 2008, we had $4.2 million of other intangible assets, representing approximately 4% of our total assets. If our estimates of future undiscounted cash flows to be derived from the use of our other intangible assets drop below the carrying value of such assets, an additional impairment charge may be required.

         Our operating results could suffer if we are subject to intellectual property infringement claims.

        We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restriction on the use of such proprietary rights. There is a risk that our products infringe on the proprietary rights of third parties. Potential infringement or invalidity claims may be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights. However, we may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

        In addition, despite precautions that we take, it may be possible for competitors to copy or reverse-engineer aspects of our current or future products, to independently develop similar or superior technology, or to design around the patents we own. Monitoring unauthorized use and transfer of our technology is difficult and technology piracy currently is and can be expected to continue to be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as in the United States. It may be necessary to enforce our intellectual property rights through litigation, arbitration or other adversarial proceedings, which could be costly and distracting to management and which could put our rights at risk as others may seek to have our rights declared invalid. Additionally, there is no assurance that we would prevail in any such proceedings, or that the recoveries from any such proceedings would exceed our enforcement costs.

         We may have exposure to additional tax liabilities as a result of inter-company transfer pricing policies.

        As a multinational organization, we conduct business and are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment and analysis is required in determining our worldwide income tax provision and related tax liabilities. In the ordinary course of a global business, inter-company transactions and calculations result in a variety of uncertain tax positions. Our inter-company pricing policies are subject to audits in the various foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or potential tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

         It may be difficult for a third party to acquire the Company, which could affect the price of our common stock.

        In July 2008, we adopted a stockholder rights agreement, which is sometimes also called a "poison pill." This agreement has the effect of discouraging a stockholder from acquiring more than 20% of our issued and outstanding common stock without prior approval of our Board of Directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us, for a period of three years from engaging in a business combination with a person who acquires more than 15% of our common stock unless our Board of Directors or shareholders' approval is obtained. Defensive measures such as the stockholder rights agreement and Section 203 are expected to have the effect of discouraging coercive hostile takeover attempts where the Board does not support the transaction. Any delay or prevention of a change of control transaction could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a premium over the then current market price for their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have no unresolved staff comments as of the date of this filing.

ITEM 2.    PROPERTIES

        Our properties consist primarily of leased office facilities for sales, marketing, research and development, support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the lease expiration dates (or the applicable cancellation period) and approximate square footage of the facilities that we lease globally as of September 30, 2008.

Location	Area Leased	Lease Expiration
Fremont, California(1)	41,000	February 2011
Suresnes, France	31,000	June 2009
Canberra, Australia	9,300	December 2008
Centreville, Virginia	5,000	June 2010

    (1)
    Includes approximately 12,000 square feet of office space vacated as part of our 2002 restructuring plan which has been subleased since July 2005.

        We also lease various other smaller properties primarily for our sales and marketing personnel under leases, which are generally for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 15—Commitments and Contingencies to the consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we have been named as a defendant in legal actions arising from our normal business activities, which we believe will not have a material adverse effect on us or our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ActivIdentity Corporation's common stock trades on the NASDAQ Global Market under the symbol "ACTI".

        The table below sets forth for the periods indicated the high and low closing sale prices of our common stock on the NASDAQ Global Market.

	High	Low
Fiscal 2008:
Quarter ended September 30, 2008	$2.88	$2.26
Quarter ended June 30, 2008	2.99	2.18
Quarter ended March 31, 2008	3.69	2.50
Quarter ended December 31, 2007	5.15	3.39
Fiscal 2007:
Quarter ended September 30, 2007	5.16	4.21
Quarter ended June 30, 2007	5.15	4.22
Quarter ended March 31, 2007	5.50	4.57
Quarter ended December 31, 2006	5.56	4.38

        The number of record holders of the shares of our common stock was 151 as of October 31, 2008, which does not include stockholders whose shares are held in trust by other entities.. We estimate that we have approximately 4,125 non-objecting beneficial owners of our common stock.

        We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition, and other factors our Board of Directors may deem relevant.

        Information regarding equity compensation plans set forth in Note 2—Stock-Based Compensation to the consolidated financial statements, is hereby incorporated by reference into this part II, item 5.

Stock Performance Graph

        We list our common stock on the NASDAQ Global Market. The following graph compares the cumulative total stockholder return on our common stock from September 30, 2003 through September 30, 2008, with the cumulative total return of (i) the NASDAQ Global Market System Composite Index (NASDAQ Composite Index) and (ii) the NASDAQ Computer Index (NASDAQ Computer Index) over the same periods. The NASDAQ Computer Index is a broad industry index that contains companies we consider to be our principal competitors, as well as other NASDAQ-listed companies in the following industries: computer services, internet, software, computer hardware, electronic office equipment and semiconductors. This graph assumes an initial investment of $100 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and may not be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ActivIdentity Corporation, The NASDAQ Composite Index
And The NASDAQ Computer Index

*
$100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08
ActivIdentity	$100.00	$75.15	$53.00	$57.53	$63.16	$27.66
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
NASDAQ Computer	100.00	99.32	113.13	119.80	144.37	109.15

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

	Year Ended September 30,				Nine months ended September 30, 2004
	2008	2007	2006	2005
Revenue	$59,009	$59,553	$53,375	$42,156	$26,910
Cost of revenue	23,673	20,555	19,820	19,166	11,435

Gross profit	35,336	38,998	33,555	22,990	15,475

Operating expenses:
Sales and marketing	25,602	25,282	26,889	28,725	18,462
Research and development	18,867	19,935	19,560	17,534	14,605
General and administration	11,380	12,124	12,647	11,402	6,980
Restructuring expense (net of adjustments)	(70)	—	805	2,482	3,529
Amortization of acquired intangible assets	165	186	719	1,117	43
Impairment of acquired intangible assets	—	—	—	2,352	45
Write-down of goodwill	35,874	—	—	9,426	—
In-process research and development	—	—	—	1,319	383

Total operating expenses	91,818	57,527	60,620	74,357	44,047

Loss from operations	(56,482)	(18,529)	(27,065)	(51,367)	(28,572)

Other income (expense):
Interest income, net	4,659	6,208	4,694	4,107	3,085
Other income (expense), net	(25,190)	3,440	173	(456)	150
Equity in net loss of Aspace Solutions Limited	—	—	—	—	(2,431)

Total other income (expense), net	(20,531)	9,648	4,867	3,651	804

Loss before income tax, minority interest and other investors' interest in Aspace Solutions Limited	(77,013)	(8,881)	(22,198)	(47,716)	(27,768)
Income tax provision	506	(429)	(378)	(255)	(44)
Minority interest	50	12	104	45	113
Other investors' interest in Aspace Solutions Limited	—	—	—	—	292

Net loss	$(76,457)	$(9,298)	$(22,472)	$(47,926)	$(27,407)

Basic and diluted loss per common share:
Net loss per share	$(1.67)	$(0.20)	$(0.50)	$(1.11)	$(0.65)

Shares used to compute basic and diluted net loss per share	45,770	45,694	45,307	43,361	42,251

	As of September 30,
	2008	2007*	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$79,829	$121,723	$128,047	$153,554	$214,063
Working capital	72,168	115,527	124,155	145,220	201,064
Goodwill	—	35,874	35,874	36,162	19,462
Total assets	117,601	188,452	200,988	215,347	251,086
Minority interest	304	354	373	1,240	1,394
Total stockholders' equity	89,354	159,443	168,953	187,419	218,531

*
$1.4 million has been reclassified from non-current to current deferred revenue as of September 30, 2007, to correct an error identified in the deferred revenue reconciliation during fiscal year 2008. The reclassification resulted in a reduction of working capital by $1.4 million for fiscal 2007. This reclassification had no other effect on our reported financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See discussion of forward-looking statements at the beginning of this Annual Report on Form 10-K.

OVERVIEW

        ActivIdentity Corporation is a provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-customer and government-to-citizen solutions. Trusted identity is the core of the ActivIdentity platform enabling security for data, networks, applications, passwords and credentials, web, email and documents, transactions, and converged security.

        ActivIdentity® solutions support the convergence of physical and logical identity through strong authentication with smart card lifecycle management, adding enterprise single sign on, and data encryption and digital signature. ActivIdentity solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, and intelligent citizen services.

        Our products enable strong authentication utilizing a range of security methods and devices such as Smart Employee ID, Enterprise SSO, Strong Authentication, Secure Information and Transactions, and Smart Citizen ID. ActivIdentity products include SecureLogin ® SSO, ActivClient™ smart card middleware, ActivID™ Card Management System, 4TRESS™ AAA Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications and physical locations.

        Our customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

        More than 15 million users and 4,000 customers at businesses, government agencies, and financial institutions worldwide rely on solutions from ActivIdentity to safely and efficiently interact electronically.

         Our Strategy:    In March and April 2008, we experienced significant turnover among members of the Board of Directors and senior level officers. As a result of these changes, we essentially have a new Board and management team, and they are currently assessing our strategic focus and priorities. In connection with this assessment, the Board is expected to consider a number of potential actions over the next 12 months, including a potential return of capital to stockholders, either through a stock repurchase plan or special dividend, acquisitions or divestitures of assets and product lines to reorganize the Company in line with its strategic focus, and further restructurings of our operations. Any of these actions could significantly affect our operations, financial results, prospects and stock price.

         Industry Outlook:    We believe the digital identity market is a rapidly emerging global industry, driven by new government regulations, growing awareness of the risks of identity theft, and the growth in electronic commerce. While the industry is still in the early stage of development, industry-wide standards are evolving. A significant element of our business model is premised on the smart card becoming a common access platform for protecting an organization's assets, including network infrastructures, employees, customers, and confidential data. Issues driving industry growth and standardization are often unique across our target customer base, especially in international locations. We continue to monitor the evolution of the digital identity market and adapt products and services to best position the Company to realize competitive advantage. Additional challenges and risks that our product lines face include, but are not limited to: price and product feature competition, evolving technological change in the network security market, and risk of bugs and other errors in the software.

         Financial Performance Indicators:    We have a long and often complicated sales cycle dependent on a relatively small number of large deals, which can result in significant revenue fluctuations between periods. The typical sales cycle is six to nine months for an enterprise customer and over twelve months for a network service provider or government agency. As a result, in addition to monitoring financial performance based on reported revenues, management analyzes the probability of future transactions in the open deal pipeline when assessing financial condition and operating performance. Trends in deferred revenues, maintenance renewal contracts, and customer, geographic, or product mix are also integral to management's decision making process.

         Strategic Initiatives:    We are currently aligning our business model to shadow customer markets more effectively, focusing product lines on employer-to-employee, government-to-citizen, and business-to-customer strategic initiatives. We are also developing financial performance benchmarks to quantify the financial impacts of the revised strategic alignment and provide additional tools to assist management in assessing our financial condition. Restructuring and related cost cutting plans implemented to date have helped to streamline the Company and management will continue to identify areas for strategic improvement, in both revenue growth and cost containment.

SIGNIFICANT EVENTS

         Restructurings:    As of September 30, 2008, we are still obligated to pay $1.6 million (net of sub-lease income) for the vacated Fremont, California facility over the remaining lease term ending February 2011.

         Significant or Unusual Items:    During fiscal year 2008 the following items impacted our net loss.

  •
  Other-than-temporary impairment of investments—During the quarter ended March 31, 2008, certain auction rate securities were reduced to a value that we deem to be the fair market value of these securities resulting in a $3.0 million expense recorded through other income. During the quarter ended June 30, 2008, an additional impairment of $0.8 million was recorded. During the quarter ended September 30, 2008, an additional impairment of $17.4 million was recorded.

  •
  Goodwill impairment—During the quarter ended March 31, 2008, goodwill was determined to be fully impaired and a $35.9 million expense recorded through operating expenses.

  •
  Severance expense—At September 30, 2008, employee headcount was 260, down 19% or 62 employees from September 30, 2007. Associated with the reduction in headcount, we recorded $2.8 million in severance expense, primarily through operating expenses, for fiscal year 2008 as we continue to realign our business in accordance with our revised strategic initiatives. Cost savings associated with the headcount reduction should be recognized in fiscal year 2009 as our strategic realignment is executed.

  •
  Liquidation of inactive foreign subsidiary—During the quarter ended June 30, 2008, we liquidated an inactive foreign subsidiary resulting in $1.9 million of accumulated translation adjustment loss being reclassified from equity to other income. The accumulated losses resulted from the historic translation of the foreign entity's Australian dollar denominated local books in the Company's consolidation process.

  •
  Foreign exchange losses—For the year ended September 30, 2008, we recorded a realized loss on foreign exchange of $0.4 million and an unrealized loss on foreign exchange of $1.6 million on our consolidated statement of operations. Realized losses resulted from foreign exchange rate fluctuations between the initiation and settlement of transactions denominated in a non-functional currency of the associated entity. Unrealized losses resulted from the revaluation of assets and liabilities denominated in a non-functional currency on the balance sheets of the associated entities. The losses were primarily driven by fourth quarter strengthening of the U.S. dollar, specifically against the Euro, British Pound, and Australian dollar.

RESULTS OF OPERATIONS

Executive Summary

  •
  Our revenues for the fiscal year ended September 30, 2008 were $59.0 million, essentially flat compared to revenue of $59.6 million for the fiscal year ended September 30, 2007.

  •
  Our gross profit for the year ended September 30, 2008 was $35.3 million, a decrease of $3.7 million, or 9% compared to gross profit of $39.0 million for the year ended September 30, 2007. Gross margin declined by approximately 5 percentage points in fiscal 2008 compared to 2007.

  •
  Our net loss for the year ended September 30, 2008 was $76.5 million, an increase of $67.2 million, or 723% compared to net loss of $9.3 million for the year ended September 30, 2007.

Comparison of Fiscal Years ended September 30, 2008, 2007 and 2006

        Certain prior periods' revenues and cost of revenues have been reclassified to conform with the current period's presentation. See further discussion of reclassified amounts in Note 1—Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements.

REVENUE

        Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Twelve Months Ended September 30,
			Percentage Change			Percentage Change
	2008	2007		2007	2006
Software	$19,589	$19,363	1%	$19,363	$21,236	-9%
Hardware	15,078	16,894	-11%	16,894	14,294	18%
Service	24,342	23,296	4%	23,296	17,845	31%

Total revenue	$59,009	$59,553	-1%	$59,553	$53,375	12%

        The business has varying revenue streams, each of which is unique in terms of its recurring nature, transactional pricing, and volume characteristics. Software revenues are driven by irregularly occurring and unpredictable orders of significant size that are dependent on the closing of the transactions for revenue recognition purposes and can result in significant variances period over period. As hardware revenues are generally derived from the sale of software products, the variability in software revenue is the driving factor in the fluctuations of this revenue stream, although timing of hardware sales may lag the initial sale of related software. Maintenance revenue, the most significant component of service revenue, is tied directly to the installed base of customers, which fluctuates with the ability to attract new customers and the level of renewal activity with existing customers. The timing of closure of software transactions in the pipeline is the single most relevant trend in the Company's recorded revenue.

        Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of software. While total software revenue remained essentially flat in fiscal 2008 compared to fiscal 2007, authentication software revenue increased $2.7 million or 85% and client middleware revenue increased $1.6 million or 96%, offset by decreases in card management software of $2.6 million or 39% and single sign on software of $1.4 million or 24%. Fluctuations in software revenue are driven primarily by the timing of the closure of relatively large transactions and are not indicative of a long-term trend in the business.

        The decrease in software revenue of 9% in fiscal 2007 compared to fiscal 2006 is mainly attributable to a strong fourth quarter of fiscal 2006 in the government business that did not recur in fiscal 2007. Among the factors attributed to the lower government software revenue are lower U.S. governmental spending in fiscal 2007 and delays in the timing of large deals.

        Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement sales of related software products. Hardware revenue decreased $1.8 million or 11% in fiscal 2008 compared to the prior year. Increased revenue of $0.8 million (to $10.2 million for fiscal 2008) or 8% on token sales was offset by a $1.7 million or 38% decrease in smart cards and a $0.9 million or 40% decrease in readers. Decreases in card management software revenues were a significant driver in the decrease of smart card and reader sales during the year.

        The increase in hardware revenue of 18% between fiscal 2007 and 2006 was driven primarily by an increase of $1.9 million in smart cards sales as a result of continued acceptance of our card management system software, particularly by European governmental agencies. Additionally, we saw an increase of approximately $0.7 million in hardware sales as a result of stronger token business in Europe primarily to the financial sector.

        Service revenue consists of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting. Fiscal 2008 post-contract customer support revenue increased $0.6 million, to $19.8 million, or 3% over fiscal 2007 on a growing installed customer base. Professional service revenue on projects not essential to the functionality of software increased $0.5 million, to $4.5 million, or 14% over the prior fiscal year. While service revenue continued to trend upward, the year over year rate of growth was down in fiscal 2008 compared to fiscal 2007 as revenue spiked in 2007 on the renewal of several significant expired maintenance contracts.

        Service revenue increased 31% in fiscal 2007 compared to fiscal 2006 due to increased maintenance revenue on a growing installed customer base and the renewal of several significant expired maintenance contracts.

        Revenue by geography, as a percentage of total revenue, is as follows:

	Twelve Months Ended September 30,
	2008	2007	2006
North America	42%	41%	43%
Europe	50%	54%	50%
Asia Pacific	8%	5%	7%

Total Revenue	100%	100%	100%

        North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient, the ActivIdentity Card Management System and Single Sign On to various departments of the U.S. federal government and our enterprise customers. Revenue in North America has remained relatively flat as a percentage of total revenue over the last three years.

        As a percentage of total net revenue, European revenue spiked in fiscal year 2007 on increased demand from government agencies for our Smart Employee identification solutions. The loss of a significant customer in Europe during fiscal year 2007 to consolidation in the banking industry negatively impacted fiscal year 2008 European revenues. Total revenues in Europe were down $2.8 million in fiscal 2008, from 54% to 50% of total revenue, driven primarily by decreased hardware sales.

        Asia Pacific sales as a percentage of total revenue increased from 5% in fiscal 2007 (total sales of $3.1 million) to 8% in fiscal 2008 (total sales of $4.9 million), on increased sales revenue of $1.8 million. Software revenue in the Asia Pacific region increased $0.9 million, primarily resulting from increased software revenue in Australia. Hardware revenue increased $0.8 million, with $0.5 million of the increase attributable to hardware sales in Singapore.

        Hardware and software revenue (product revenue) by customer category as a percentage of total hardware revenue and software revenue is as follows:

	Twelve Months Ended September 30,
	2008	2007	2006
Enterprise	62%	55%	49%
Government	20%	27%	28%
Financial	18%	18%	23%

	100%	100%	100%

        Total product revenue decreased $1.6 million in fiscal 2008 compared to fiscal 2007. Enterprise sector revenue increased $1.2 million for fiscal 2008, driven by increased hardware sales. Financial sector revenue was flat year-over-year. Government sector revenue decreased $2.8 million for fiscal

2008 on weaker hardware sales of $2.3 million and weaker software sales of $0.5 million. Total government sales suffered on general fiscal concerns as spending was curtailed throughout the sector.

        Comparing 2007 to 2006, the increase in percentage of revenue from the enterprise sector is mainly due to the strengths seen in the card management business. The financial sector experienced a year over year decrease in percentage of total revenue as a result of a slowdown in the client and authentication business. The governmental sector includes sales to U.S. federal government as well as other domestic and foreign governmental agencies and was relatively flat year over year in terms of percentage of total product revenues.

COST OF REVENUE

        Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,			Twelve Months Ended September 30,
			Percentage Change			Percentage Change
	2008	2007		2007	2006
Software	$963	$1,303	-26%	$1,303	$1,891	-31%
As a percentage of software revenue	5%	7%		7%	9%
Hardware	9,551	9,036	6%	9,036	8,541	6%
As a percentage of hardware revenue	63%	53%		53%	60%
Service	10,779	7,267	48%	7,267	6,616	10%
As a percentage of service revenue	44%	31%		31%	37%
Amortization of acquired developed technology and patents	2,380	2,949	-19%	2,949	2,772	6%

Total cost of revenue	$23,673	$20,555	15%	$20,555	$19,820	4%

  Cost of Software Revenue

        Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. Cost of software revenue was down in fiscal 2008 on a $0.3 million decrease in professional services revenue on customized software arrangements. Margins on customized software deals improved slightly in fiscal 2008 over the prior year. Cost of software revenue decreased in fiscal 2007 on a $0.5 million decrease in professional service revenue on customized software arrangements. Margins on customized software deals improved slightly in 2007 over the prior year.

  Cost of Hardware Revenue

        Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, warranty costs and charges related to excess and obsolete inventory. Hardware product margins are influenced by numerous factors including hardware product mix, inventory adjustments, pricing, geographic mix and foreign currency exchange rates. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually to our hardware margins. The majority of our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers that accordingly have lower margins compared to tokens, which are manufactured for us by contract manufacturers and yield higher gross margins.

        In 2008, cost of hardware revenue increased $0.5 million as margins were adversely impacted due to competitive pressures, especially in emerging markets in the Asia Pacific sector. In absolute dollars terms, cost of hardware revenue increased by approximately $0.5 million in 2007 from 2006 as a result of additional inventory cost associated with higher hardware revenue. Margins improved in 2007 mainly as a result of a higher volume of high margin tokens shipped during fiscal year 2007.

  Cost of Service Revenue

        Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting. Cost of service revenue increased $3.5 million in fiscal 2008. Increased sustaining engineering costs incurred by the development team on a growing installed customer base resulted in a $2.9 million increase in costs over fiscal 2007. Costs associated with providing professional services increased approximately $0.6 million on increased professional service revenue not essential to the functionality of software. The allocation of additional sustaining engineering costs adversely impacted margins.

        Absolute cost of service revenue increased in fiscal 2007 over fiscal 2006 on a 31% increase in service revenue. Margins improved year over year as the significant fixed costs associated with providing maintenance and support were spread over an increasing revenue stream from the growing installed customer base.

  Amortization of Acquired Developed Technology and Patents

        Amortization of acquired developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from third parties. Decreases in amortization expense in fiscal 2008 are in line with the scheduled amortization of acquired developed technology and patents, as certain items become fully amortized. On a year over year comparison, there was an increase of $0.2 million between fiscal years 2007 and 2006 related to amortization of a patent acquired in the fourth quarter of fiscal 2006. We expect to amortize approximately $2.2 million related to acquired technology in fiscal 2009.

OPERATING EXPENSES

        A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing for recognition of revenue can cause significant variations in operating results across periods.

  Sales and Marketing

        Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2008	2007	2006
Sales and marketing	$25,602	$25,282	$26,889
Percentage change from comparable prior period	1%	-6%
As a percentage of total revenue	43%	42%	50%
Headcount, end of period (includes professional services employees)	90	110	107

        Sales and marketing expenses consist primarily of salaries and other payroll expenses such as stock-based compensation, commissions, travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

        Sales and marketing expenses remained relatively flat in fiscal year 2008 from the prior year. Headcount reductions were concentrated in the final half of fiscal 2008 and current year cost savings were offset by increased severance expense.

        Sales and marketing expenses decreased by $1.6 million or 6% in fiscal 2007 compared to 2006 primarily due to the following: $0.9 million lower facilities / IT allocation due to the change in regional headcount mix, $0.4 million of lower spending associated with headcount related and discretionary expenses such as travel, communication and office expenses and $0.3 million of higher absorption of customer and professional support to cost of sales on a larger customer and professional support installed base.

  Research and Development

        Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2008	2007	2006
Research and development	$18,867	$19,935	$19,560
Percentage change from comparable prior period	-5%	2%
As a percentage of total revenue	32%	33%	37%
Headcount, end of period	115	137	134

        Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and allocations of facilities and information technology costs.

        During fiscal year 2008, an additional $2.9 million of research and development expenses on sustaining engineering projects were allocated to cost of service revenues. Offsetting this decrease in 2008 research and development expenses were increased spend on outsourced services of $0.4 million, increased severance associated with headcount reduction of $0.8 million, and a weakening U.S. dollar in the first three quarters which increased the cost of expenses incurred in foreign jurisdictions. Over half of our research and development costs are incurred in a currency other than the U.S. dollar.

        In fiscal 2007, research and development expense increased by $0.4 million or 2% from fiscal 2006 primarily as a result of costs relating to increased staffing levels, particularly in the United States, of approximately $0.8 million. The higher concentration of employees in the United States also contributed to a higher facilities allocation of approximately $0.3 million. These increases were partly offset by approximately $0.7 million of lower year over year discretionary spending primarily on items such as travel, office expenses and outside services.

  General and Administration

        General and administration expenses and period-over-period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2008	2007	2006
General and administration	$11,380	$12,124	$12,647
Percentage change from comparable prior period	-6%	-4%
As a percentage of total revenue	19%	20%	24%
Headcount, end of period	34	46	42

        General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and an allocation of facilities and information technology costs.

        The $0.7 million decrease in general and administrative expenses for the year ended September 30, 2008, was primarily related to a one-time expense for the Protocom earn-out settlement recorded in fiscal 2007 of $0.9 million. Cost savings associated with the reduced headcount were offset by severance expenses recorded during the year.

        General and administrative expenses decreased by $0.5 million or 4% in fiscal 2007 compared to fiscal 2006. Adjustments to stock-based compensation for revised forfeiture rates reduced expenses by $0.6 million and reductions in consulting and auditing fees reduced expenses by an additional $1.3 million. These reductions were offset by a $0.9 million charge related to the Protocom earn-out settlement and increased salary and related costs of $0.6 million.

  Restructuring Expenses

        Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any. For a discussion of ongoing restructuring plans, see Note 11—Restructuring Liability to the consolidated financial statements.

        During fiscal 2008, we reversed an accrual of $0.1 million for a potential liability related to ongoing legal proceedings brought by a terminated employee in France, as the court hearing ruled in favor of the Company.

        During fiscal year 2006, we recorded a restructuring charge of $0.7 million for workforce reduction and $0.1 million for facility exit costs, offset by several insignificant adjustments to prior period restructuring accruals.

        Although we do not expect to incur any significant additional charges related to previous restructurings, a change in the estimated sublease income from, or time required to sublease exited facilities, or any other changes could result in future charges to the statement of operations. Future restructuring activity could result in additional charges.

  Amortization of Acquired Intangible Assets

        Amortization of acquired intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions. Amortization of acquired intangibles was relatively flat in fiscal 2008. Amortization decreased by $0.5 million during fiscal 2007 from $0.7 million in fiscal 2006 reflecting the decline in scheduled amortization of costs related to the Protocom acquisition. We expect to record amortization of acquired intangible assets of approximately $0.1 million in fiscal year 2009.

  Write-down of Goodwill

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we test recorded goodwill and intangibles with indefinite lives for impairment at least annually. During the quarter ended March 31, 2008, based on indicators of potential impairment, we performed an impairment review of goodwill and determined the carrying value of goodwill of $35.9 million was fully impaired. As a result, goodwill of $35.9 million was written off as a non-cash charge to profit and loss. As of September 30, 2008, we have no remaining balance in goodwill.

INTEREST INCOME

        Interest income and period over period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2008	2007	2006
Interest income	$4,659	$6,208	$4,694
Percentage change from comparable prior period	-25%	32%
As a percentage of total revenue	8%	10%	9%

        Interest income consists of interest income on our cash, cash equivalents, and investments.

        Interest income decreased $1.5 million or 25% in fiscal year 2008 as prevailing market interest rates fell during the year combined with moving a significant portion of our investment portfolio into lower yield cash and cash equivalents from short-term investments. In addition, total cash and equivalents decreased $8.1 million as a result of cash used in operating activities.

        Interest income increased $1.5 million or 32% between fiscal years 2007 and 2006 primarily as a result of changes in the portfolio mix of investments. Yields were improved by moving funds from short-term U.S. government and agency securities to high grade corporate notes and bonds, including auction rate securities. We expect interest income to fluctuate in the future depending on interest rate variability, the composition of the investment portfolio, and continued usage of cash to fund operations.

OTHER INCOME (EXPENSE), NET

        Other income (expense) and period over period changes are as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2008	2007	2006
Other income (expense)	$(25,190)	$3,440	$173
Percentage change from comparable prior period	-832%	1888%
As a percentage of total revenue	43%	6%	0%

        Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of intercompany balances, and other-than-temporary impairment of investments.

        In fiscal 2008, other expense consisted of:

  •
  Other-than-temporary impairment of auction rate security holdings of $21.2 million (see Note 4—Investments to the consolidated financial statements for additional discussion).

  •
  A $1.9 million loss associated with the reclassification of accumulated translation adjustment losses on the liquidation of an inactive Australian subsidiary.

  •
  Unrealized foreign exchange losses of $1.6 million, primarily on the revaluation of assets and liabilities denominated in other than the functional currency of the associated entity. The strengthening of the U.S. dollar in the fourth quarter was the driver of the unrealized loss.

  •
  Realized foreign exchange losses of $0.4 million on the settlement of transactions denominated in other than the functional currency of the associated entity, driven by the strengthening of the U.S. dollar in the fourth quarter.

        In fiscal 2007, foreign exchange gains totaled $3.4 million, primarily due to a weakening U.S. dollar during the period.

INCOME TAX PROVISION

        Income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. Income tax provision (benefit) was ($506,000), $429,000, and $378,000 in fiscal 2008, 2007, and 2006, respectively. The fiscal year 2008 tax benefit is related to a change in French tax code making research and tax credits generated in France refundable within three years if not used to offset income. We recorded a tax benefit of $881,000 in fiscal 2008 based on our estimates of these refundable tax credits. Generally, our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

MINORITY INTEREST

        In February 2003, we completed the change in domicile of the publicly listed company, ActivIdentity Europe S.A. (formerly known as ActivCard S.A) from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivIdentity Europe S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivIdentity Europe S.A. During fiscal years 2006, we purchased an additional 173,736 outstanding securities of ActivIdentity Europe S.A. No additional shares were acquired during fiscal years 2008 and 2007. The minority interest in ActivIdentity Europe S.A. at September 30, 2008, is approximately 0.2%, representing outstanding common shares and ADS of ActivIdentity Europe S.A. that were not exchanged or sold to us as of that date. Minority interest was $50,000, $12,000, and $104,000 in fiscal 2008, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        We adjusted fiscal year 2006 cash flows from operating activities to include non-realized foreign exchange gain or loss adjustments to net income to conform to the 2008 and 2007 periods' presentation. This reclassification had no other effect on our reported financials.

        The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

Balance Sheet and Cash Flows

CASH, CASH EQUIVALENTS, AND INVESTMENTS

        The following table summarizes our cash, cash equivalents, and investments (in thousands):

	September 30, 2008	September 30, 2007	Increase (Decrease)
Cash and cash equivalents	$70,173	$30,639	$39,534
Short-term investments	9,656	91,084	(81,428)
Long-term investments	11,752	—	11,752

	$91,581	$121,723	$(30,142)

        As a result of liquidity issues, during fiscal year 2008 we reclassified $33.0 million at cost, or $11.8 million at fair value as of September 30, 2008, of our auction rate security holdings to long-term investments. Due to ongoing issues in the credit markets, we liquidated a significant portion of our remaining short-term investments into cash and cash equivalents during the year. At September 30, 2008, short-term investments included $6.0 million invested in corporate notes and bonds, and $3.7 million invested in closed-end mutual fund ARS. Total cash, cash equivalents, and investments were down $30.1 million primarily as a result of a $21.2 million impairment of ARS and $8.1 million of cash used in operating activities.

        We believe that our cash and cash equivalent and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products, or technologies. A portion of our cash may be used to acquire or invest in complementary businesses, or to acquire products or to obtain the right to use complementary technologies.

        The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Twelve Months Ended September 30,			Twelve Months Ended September 30,
	2008	2007	Increase (Decrease)	2007	2006	Increase (Decrease)
Net cash used in operating activities	$(8,129)	$(5,603)	$(2,526)	$(5,603)	$(19,268)	$13,665
Net cash provided by investing activities	47,749	23,892	23,857	23,892	17,393	6,499
Net cash provided by financing activities	25	191	(166)	191	70	121

  Operating Activities

        Cash used in operations was $2.5 million more in fiscal 2008 than in the prior year and $13.7 million less in fiscal 2007 than in the prior year.

        The $2.5 million unfavorable variance between fiscal year 2008 and 2007 was primarily the result of:

  •
  ($3.0) million greater net loss after adjustment for non-cash items. The greater net loss was driven by a $3.7 million reduction in gross profit over the prior year with benefits from a reduction in operating expense, excluding goodwill impairment, of $1.6 million and reductions in tax expense of $0.9 million offset by lower interest income of $1.5 million year-over-year;

  •
  ($1.6) million, ($0.3) million, and ($0.8) million adverse effect on cash from accounts receivable, accounts payable, and accrued compensation activity, respectively. Accounts receivable balances continued to fall year-over-year, but at a lower rate than the previous year, on improved collections performance. Accrued compensation liabilities decreased on lower accrued commissions and bonuses as a result of the severance activity during the year;

  •
  ($3.1) million adverse effect on cash from the recording of long-term receivables associated with future tax refunds on French research and development credits resulting from new tax legislation enacted in 2008; and

  •
  $0.7 million, $4.5 million, and $1.2 million benefit to cash from inventory, accrued liability, and deferred revenue activities, respectively. Inventory balances spiked in fiscal 2007 and were reduced in fiscal year 2008 on improved inventory management. The increase in accrued liabilities was driven by the adoption of FIN 48 and the increase of unrecognized tax benefits during the year combined with additional timing variances. Variances in deferred revenues were primarily timing related.

        The $13.7 million favorable variance between fiscal year 2007 and 2006 was primarily the result of:

  •
  $9.0 million less net loss after adjustment for non-cash items. The reduction in net loss was driven by a $5.4 million increase in gross profit and a $3.1 million reduction in operating expenses, year-over-year;

  •
  $15.0 million benefit to cash from accounts receivable activity. Accounts receivable balances spiked at September 30, 2006, on significant fourth quarter fiscal 2006 revenue. Receivable balances were reduced in fiscal 2007 on lower period-end revenues and improved collections; and

  •
  ($8.3) million and ($1.8) million adverse effect on cash from deferred revenue and accrued liability activities, respectively. Deferred revenue balances spiked at September 30, 2006, as sales increased 26% over the prior fiscal year. Deferred revenue balances decreased at September 30, 2007, primarily resulting from the timing of deal closures and related revenue recognition. Variances in accrued liabilities were primarily timing related.

  Investing Activities

        Cash provided by investing activities was $23.9 million more in fiscal 2008 than in the prior year and $6.5 million more in fiscal 2007 than in the prior year.

        The $23.9 million favorable variance between fiscal year 2008 and 2007 was primarily the result of:

  •
  $21.9 million benefit to cash from the proceeds of the sale or maturity of investments as short-term investments were transferred into cash and cash equivalents as a result of the uncertainty in the credit markets; and

  •
  $1.8 million less of acquisitions of property and equipment as the Company aggressively managed its cost containment initiatives.

        The $6.5 million favorable variance between fiscal year 2007 and 2006 was primarily the result of:

  •
  $1.0 million benefit to cash from the proceeds of the sale or maturity of investments, primarily related to the timing of maturities;

  •
  $4.7 million less of acquisitions, including purchases of patents and related intellectual property. The Company acquired $4.0 million of patents and related intellectual property in fiscal 2006; and

  •
  $0.6 million less of acquisitions of minority interest as no minority interest was repurchased in fiscal 2007.

  Financing Activities

        Issuance of stock upon the exercise of warrants and stock options provided cash from financing activities of $25,000, $191,000, and $70,000 in fiscal years 2008, 2007, and 2006, respectively.

ACCOUNTS RECEIVABLE, NET

        The following table summarizes our accounts receivable, net (in thousands):

	September 30, 2008	September 30, 2007	Increase (Decrease)
Accounts receivable, net	$11,792	$14,566	$(2,774)

        The reduction in our accounts receivable balance is primarily driven by improved collection performance. Days sales outstanding (DSO) in accounts receivable as of September 30, 2008 and 2007 were 66 days and 95 days, respectively. Our DSO is primarily affected by timing of revenue transactions and collections performance. The percentage of outstanding receivables less than thirty days past due improved from 86% at September 30, 2007, to 94% at fiscal year-end 2008.

DEFERRED REVENUE, NET

        The following table summarizes our deferred revenue (in thousands):

	September 30, 2008	September 30, 2007*	Increase (Decrease)
Service	$9,589	$10,972	$(1,383)
Product	2,560	2,129	431

Total	$12,149	$13,101	$(952)

Reported as:
Current	$11,024	$11,710	$(686)
Noncurrent	1,125	1,391	(266)

Total	$12,149	$13,101	$(952)

    *
    Certain amounts have been reclassified in prior years to conform with the current year's presentation of service revenue in the income statement. Additionally, $1.4 million has been reclassified from non-current to current deferred revenue as of September 30, 2007.

        The $1.4 million decrease in Service deferred revenue at September 30, 2008, is primarily related to the annual renewal of a large maintenance contract that had not been received as of period end. The renewal was finalized in October 2008. At September 30, 2007, this contract accounted for an additional $1.5 million of deferred service revenue classified as current. At September 30, 2008, the company deferred a $0.5 million hardware sale, as terms of delivery were not finalized in accordance with our revenue recognition policy.

Contractual Obligations

        The following summarizes our contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases	$7,586	$3,662	$3,924	—	—

Subsequent Events

        Departure of Executive Officer—On November 14, 2008, Yves Audebert's employment as our President and Chief of Engineering was terminated.

        Entry into a Material Definitive Agreement—On November 14, 2008, our Board of Directors approved an amendment to the 2004 Equity Incentive Plan to allow non-employee directors to elect to receive some or all of their future cash retainers and meeting fees in the form of options and/or stock awards.

        New Executive Vice President, Worldwide Sales and Field Operations—On December 7, 2008, Michael Sotnick began serving as the Company's Executive Vice President of Worldwide Sales and Field Operations. Pursuant to an employment agreement between Mr. Sotnick and the Company, he will receive an annual salary of $250,000 with an annual bonus targeted at 100% of his base salary, contingent on criteria measured against the achievement of Company-wide objectives. Mr. Sotnick also received options to purchase 600,000 shares of Company common stock at a per share exercise price equal to the closing sale price of the Company's common stock on the date of grant. The options will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter over the next three years. The options were granted as an inducement award under NASDAQ Marketplace Rule 4350 and are subject to the terms and conditions of the Company's 2004 Equity Incentive Plan as if granted under that plan. In the event the Company exceeds its revenue goal from January 1, 2009, to September 30, 2009, the Company will grant an option to purchase 350,000 shares at a per share exercise price equal to the closing sale price of the Company's common stock on the date of grant, subject to Mr. Sotnick's continued employment on such grant date. If granted, this option would vest with respect to one-quarter of the underlying shares on the date of grant, and with respect to the remaining shares in equal monthly installments over the next three years.

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

Revenue Recognition

        We recognize revenue in accordance with accounting principles generally accepted in the U.S., as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other professional services, or a combination of some or all of these items.

        Subject to the additional conditions described below, revenue is not recognized until: (1) persuasive evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) delivery has occurred; and (4) collection of the corresponding receivable is reasonably assured.

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

        For multiple element arrangements that contain one or more deliverables for which the functionality is dependent on the software, the arrangement fee is subject to SOP 97-2, and is allocated among each element, based on VSOE of fair value of each element if VSOE of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements only, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE does not exist to allocate the fee to the separate elements and the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the contractual PCS period. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

        Professional service revenue is recognized separately from the software element when the services are performed and when VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services. Revenue under these arrangements is presented as a component of service revenue on the statement of operations.

        PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades, on a when and if available basis. Revenues from advance payments for PCS contracts are recognized on a straight-line basis over the term of the contract.

        Even though delivery of PCS and services has started, if all of the criteria in SOP 97-2 for revenue recognition are not met, PCS and service revenue recognition may not commence. At the time all the criteria in SOP 97-2 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the longer of the remaining PCS or service period.

        For arrangements where we have provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

        For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services is recognized using the percentage-of-completion method in accordance with SOP 81-1. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenues under these arrangements are presented as a component of software revenue on the statement of operations as the related project revenues, including both the license and service components, are less than 10% of total net revenues. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At September 30, 2008 and 2007, the balances of unbilled work-in-process on the books were not significant.

        We have one ongoing reseller arrangement in which we earn a fixed percentage of license and maintenance revenue earned by the reseller from the end-user. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for maintenance renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for maintenance renewals in this arrangement. Accordingly, for the bundled sales of license and maintenance, the Company recognizes revenue on a straight-line basis over the term of the maintenance period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with the our standard end-user pricing model. For the year ended September 30, 2008, $3.5 million or 18% of total software revenue and $4.0 million or 16% of total service revenue was allocated for this arrangement.

        For single element arrangements, revenue from stand alone product sales is recognized upon shipment (unless shipping terms determine otherwise), net of estimated returns and/or certain estimated future price changes. Our practice is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end-user is known and has been qualified. In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

Loss Contingencies

        We record loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This Statement establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to profit and loss and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks ("reserves for general contingencies") are not permitted.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements are:

  •
  Fair Value of Investments—Our investments are recorded at our best estimate of fair market value, with unrealized gains or losses classified as temporary in nature included in other comprehensive income in the consolidated balance sheet. Impairments considered other-than-temporary are recorded in other income. We use a variety of valuation techniques to access the fair value of investments, including quoted prices in active markets and other observable market indicators. For investments that do not have an active trading market, such as our long-term auction rate securities, we estimate fair value using a discounted cash flow methodology. Significant assumptions in our cash flow models include timing of cash flows, liquidity risk, and default risk. If the relevant assumptions, estimates, or methodologies prove incorrect or, if due to additional information received in the future, our conclusions would change, we may be required to change the recorded value of our investments and record additional impairments.

  •
  Allowance for Doubtful Accounts—We provide an allowance for doubtful accounts receivable based on account aging, historical bad debt experience, and ongoing evaluations of customer creditworthiness. Changes in the allowance are included as a component of general and administrative expense in the consolidated statement of operations. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

  •
  Inventory Valuation—We provide for slow moving and obsolete inventories based on historical experience and forecasts of product demand. A change in the value of the inventory is included as a component of cost of hardware revenue. If sales of inventory on-hand are less than our current projections or if there is a change in technology making certain inventory obsolete, we may be required to record additional charges which may adversely affect our margins and results of operations.

  •
  Long-Lived Assets—As events or circumstances indicate, we perform a review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management's current assessment, material write-downs of long-lived assets may be required, adversely affecting our results of operations.

  •
  Other Intangible Assets—We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

  •
  Goodwill—We periodically assess goodwill for impairment, at least annually. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill each December 1, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments used include analysis of future cash flow which management believes to be an important factor in the determination of the fair value of the Company's sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We recorded a goodwill impairment charge in fiscal 2005 and again in fiscal 2008. At September 30, 2008, we had no goodwill balance remaining.

  •
  Restructuring Expense—In connection with our 2005, 2004, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. In fiscal 2008 and 2006, we recorded additional charges or adjustments associated with changes in our estimates for future severance and lease payments.

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

  •
  Stock Based Compensation—We estimate the value of employee stock options on the date of grant using the Black-Scholes Merton model. The determination of fair value of share-based payment awards on the date of grant using this option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. For awards that carry a market based vesting aspect, the fair value of the award is based on the results of a market simulation model (the simulation model) that evaluates the probability that the requisite market conditions needed for vesting will be achieved. The simulation model uses multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date. The inputs to the simulation model include the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date, and the risk free interest rate, based on relevant U.S. Treasury rates, as of the grant date. Based on whether the requisite market conditions are achieved during the multiple simulations the simulation model produces an expected future value of the stock on the vesting date. This future value is discounted back to the grant date and used as the requisite fair value of the unit award.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, we increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit. In addition, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. We are required to adopt SFAS No. 157 in the first quarter of fiscal 2009 for financial assets and liabilities and the first quarter of fiscal 2010 for all other assets and liabilities. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 157 on our financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 become effective for fiscal years beginning after November 15, 2007, and management will adopt this standard on October 1, 2008. We believe that the adoption of SFAS No. 159 will not have a material effect on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact of the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact of the provisions of SFAS No. 160 and will adopt this standard on October 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will evaluate the impact of the provisions of SFAS No. 161 and will adopt this standard on October 1, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risks, specifically with respect to foreign currency exchange rates, interest rate volatility, and concentration of credit risk, especially on auction rate security investments. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.

  Exchange Rate Sensitivity

        We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international sales by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. Due to fluctuations in foreign currencies we recorded a loss of $2.0 million in fiscal 2008, a gain of $3.4 million in fiscal 2007, and a gain of $0.2 million in fiscal 2006, on our consolidated statements of operations on the revaluation of assets and liabilities and settlement of current period transactions.

        During fiscal 2008, 2007, and 2006, of total sales, approximately 62%, 58%, and 68%, respectively, were invoiced in U.S. dollars. Although we purchase many of our components in U.S. Dollars, approximately half of our expenses are denominated in other currencies, primarily in Euros, Australian Dollars and British Pounds.

  Interest Rate Sensitivity

        We are exposed to interest rate risk as a result of our significant cash, cash equivalents and investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

        At September 30, 2008, we held $70.2 million of cash and cash equivalents, $9.6 million in short-term investments, and $11.8 million in long-term investments, for a total of $91.6 million. Our cash and cash equivalents consist primarily of cash and money-market funds. Our short-term investments are primarily comprised of U.S. government and government agency securities, corporate notes and bonds, auction rate securities, and certificates of deposit. Our long-term investments consist of auction rate securities. Based on our cash, cash equivalents and investments at September 30, 2008, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $350,000.

  Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentration of credit risk include cash, cash equivalents, investments, and accounts receivable. Cash and cash equivalents are held with high credit quality financial institutions. Short-term investments consist primarily of U.S. government and government agency backed corporate notes and bonds, commercial paper, and auction rate securities.

        During fiscal 2008, we reclassified $33.0 million at cost of our investments in ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008. We hold an additional $3.7 million of ARS in short-term investments, valued approximately at par as of September 30, 2008.

        ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. Our investments in ARS represent interests in CDO, Derivative Product Companies, Student Loans, and Closed-end Mutual Funds. Uncertainty in the financial markets has affected the liquidity of our ARS holdings and resulted in a significant increase in the risks related to the ARS investments classified as long-term, specifically the CDO and Derivative Product Companies, and to a lesser degree, the Student Loan holdings. During fiscal 2008, $12.3 million of ARS, specifically the Closed-end Mutual Funds and Taxable Municipals, were called at par. Based on the liquidity provided by these holdings during the year, we continue to classify our remaining Closed-end Mutual Funds holdings as short-term. However, future changes in the market regarding these securities may result in reclassifications in future periods.

        Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions that began in August 2007 have resulted, in most cases, in revised estimates of fair value that are less than par. We have reviewed those investments classified as long-term and have valued the holdings accordingly using a discounted cash flow methodology.

        While we have used what we believe to be an appropriate valuation model for these securities and have attempted to incorporate all known and significant risk factors into the analysis, we still must make certain estimates and assumptions when assessing the value of the investment portfolio. These estimates are based on market conditions, which are currently in a state of heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions. Accordingly, assumptions regarding cash flows, liquidity, default and other risks were made as part of management's analysis and valuation of our ARS holdings as of the year ended September 30, 2008.

        During the fourth quarter, based on an escalation of issues in the credit markets, we determined that the risks associated with liquidity and default had increased, resulting in an additional $17.4 million impairment of ARS, bringing the year-to-date impairment to $21.2 million.

        We believe we have made reasonable judgments in our valuation exercise. If the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management's conclusions would change, we may be required to change the recorded value of these securities, or other securities that make up the investment portfolio.

        We sell the majority of our products and services to a limited number of customers. If the financial conditions or results of operations of any one of the large customers deteriorates substantially, our operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers and maintains reserves for estimated credit losses on customers as necessary. We generally do not require collateral from customers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are presented in Item 15 and follow the signature page.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Our management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, the CEO and CFO concluded that as of September 30, 2008, our disclosure controls and procedures were not effective because the material weaknesses identified in the quarters ended December 31, 2007 and June 30, 2008, have not been fully remediated as of year-end.

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

        In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Management believes that, as of September 30, 2008, the Company's internal control over financial reporting was not effective based on material weaknesses identified in the revenue recognition process.

        A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected. Management determined that, pursuant to this definition, material weaknesses existed in the Company's internal control over financial reporting at September 30, 2008 as follows:

  Revenue Recognition—The Company had controls in place to review significant revenue transactions and ensure revenue accounting was in accordance with the Company's revenue recognition policy. These controls were not effective during the year and failed to identify material adjustments necessary to defer revenue to future periods during quarters one, three, and four. In all cases, the adjustments were identified post-close and adjusting entries were recorded prior to issuance of the quarterly or annual reports.

    •
    Quarter ended December 31, 2007—The revenue review and approval control failed to identify outstanding obligations in relation to certain contracts and that persuasive evidence of an arrangement had not been obtained prior to period end for another contract.

    •
    Quarter ended June 30, 2008—The revenue review and approval control failed to identify two contracts for which persuasive evidence of an arrangement was not formally evidenced prior to period end.

    •
    Quarter ended September 30, 2008—The revenue review and approval control failed to identify one transaction for which evidence was not available to support that delivery had occurred prior to cut-off. The related hardware products were delivered to a third party freight forwarding location prior to period end but not processed for delivery to the end-user until after period end. No contemporaneous evidence was available to support that risk of ownership had passed to the customer prior to cut-off.

        Since September 30, 2008, management has undertaken further steps to remediate the above identified material weaknesses, including a reorganization of the revenue accounting and order management departments to consolidate related operations under a newly created Director of Sales Management and Analysis. In addition, a new Revenue Recognition Manager with extensive software industry background was hired. During fiscal year 2009, the order to cash process will be reengineered to streamline data flows and enhance the review and approval process for sales transactions.

        In light of the material weaknesses identified during the year, management performed analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the financial statements included in this annual report on Form 10-K fairly present in all material respects the Company's financial condition, results of operations, and cash flows for the periods presented.

        In addition, the Company's accounting firm, BDO Seidman, LLP, has issued an attestation report, set forth below, regarding the Company's internal control over financial reporting as of September 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

        We have audited ActivIdentity Corporation's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ActivIdentity Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management's failure to design and maintain controls over revenue recognition has been identified and described in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated December 12, 2008 on those financial statements.

        In our opinion, ActivIdentity Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria. We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the company after the date of management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ActivIdentity Corporation as of September 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 12, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
December 12, 2008

Changes in Internal Control over Financial Reporting

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        The information required by this item will be included under the captions "Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, to be filed in connection with our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

        We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.actividentity.com and any waivers from or amendments to the code of ethics, if any, will be posted on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be included under the caption "Executive Compensation" in our Proxy Statement, to be filed in connection with our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be included under the captions "Security Ownership by Certain Beneficial Holders" and "Equity Compensation Plan Information" in our Proxy Statement, to be filed in connection with our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be included under the caption "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement, to be filed in connection with our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be included under the caption "Ratification of Independent Public Accountants" in our Proxy Statement, to be filed in connection with our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.     Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of ActivIdentity Corporation
3.2(2)	Bylaws of ActivIdentity Corporation
3.3(12)	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of ActivIdentity Corporation
4.1(1)	Specimen common stock certificate (front and reverse)
4.2(1)	Form of ActivCard Corp. Director Common Stock Warrant
4.3(3)	Form of ActivCard Corp. Common Stock Warrant
4.4(12)	Stockholder Rights Agreement, dated as of July 25, 2008 between ActivIdentity Corporation and American Stock Transfer & Trust Company, as Rights Agent
10.1(1)	2002 Stock Option Plan of ActivCard Corp.
10.2(1)	Lease Agreement, as amended, between the John Arrillaga Survivor's Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000
10.3(9)	Facility Lease dated January 22, 2008—Suresnes, France
10.4+(4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996
10.5(1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002
10.6(5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003
10.7(6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers' and ActivCard Corp. dated July 26, 2005

Exhibit Number	Exhibit Description
10.8(7)	2004 Equity Incentive Plan of ActivCard Corp.
10.9(8)	Form of Restricted Stock Unit Director Grant Agreement
10.10(3)	Form of Restricted Stock Unit Grant Agreement
10.11(9)	Employment Agreement between Grant Evans and ActivIdentity dated April 23, 2008
10.12(10)	Employment Agreement between Jacques Kerrest and ActivIdentity dated August 1, 2004
10.13(11)	Patent Purchase and Assignment Agreement dated July 6, 2006
10.14(9)	Mutual Release and Waiver Agreement with Former Protocom Shareholders dated July 19, 2007
10.15(13)	Severance Agreement and Release, dated November 1, 2007, by and between ActivIdentity and Jason Hart
10.16(9)	Separation Agreement with Mark Lustig dated April 11, 2008
10.17(9)	Severance Agreement and Release with Thomas Jahn effective April 11, 2008
10.18(9)	Facility Lease—Canberra, Australia
10.19(15)	Employment Agreement between Michael Sotnick and ActivIdentity, effective December 7, 2008
10.20(14)	First Amendment to 2004 Equity Incentive Plan of ActivIdentity Corp.
10.21(14)	ActivIdentity Corp. Non-Employee Directors' Equity Compensation Program
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+
Confidential treatment has been granted with respect to certain portions of this exhibit.

(1)
Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed September 25, 2002 (File No. 333-100067).

(2)
Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed May 23, 2003 (File No. 333-105558).

(3)
Incorporated by reference from the Registrant's Annual Report on form 10-KT filed December 14, 2004.

(4)
Incorporated by reference from ActivCard S.A.'s Registration Statement on Form F-1 filed on March 6, 2000 (File No. 333-11540).

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

(7)
Incorporated by reference from the Registrant's Definitive Proxy Statement on Schedule 14A, filed July 12, 2004.

(8)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed November 5, 2004.

(9)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, filed May 12, 2008.

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed August 4, 2008.

(11)
Incorporated by reference from the Registrant's amended Annual Report on Form 10-K/A, filed December 20, 2007.

(12)
Incorporated by reference from the Registrant's Registration Statement on Form 8-A filed on July 25, 2008.

(13)
Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed December 14, 2007.

(14)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed November 20, 2008.

(15)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed December 11, 2008

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 12th day of December, 2008.

ACTIVIDENTITY CORPORATION
By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant Evans and Jacques Kerrest, jointly and severally, his attorney-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GRANT EVANS Grant Evans	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 12, 2008
/s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	December 12, 2008
/s/ ROBERT BRANDEWIE Robert Brandewie	Director	December 12, 2008
/s/ JIM FRANKOLA Jim Frankola	Director	December 12, 2008
/s/ JASON HART Jason Hart	Director	December 12, 2008

Name	Title	Date

/s/ STEVEN HUMPHREYS Steven Humphreys	Director	December 12, 2008
/s/ JAMES OUSLEY James Ousley	Director	December 12, 2008
/s/ DAVID B. WRIGHT David B. Wright	Director	December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

        We have audited the accompanying consolidated balance sheets of ActivIdentity Corporation as of September 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ActivIdentity Corporation at September 30, 2008, and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As described in note 1 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" effective October 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ActivIdentity Corporation's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2008 expressed an adverse opinion thereon.

BDO Seidman, LLP

San Francisco, California
December 12, 2008

ACTIVIDENTITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$70,173	$30,639
Short-term investments	9,656	91,084
Accounts receivable, net of allowance for doubtful accounts of $317 and $237	11,792	14,566
Inventories, net	1,760	2,146
Prepaid and other current assets	1,696	2,077

Total current assets	95,077	140,512
Investments	11,752	—
Property and equipment, net	2,877	4,267
Other intangible assets, net	4,150	6,695
Other long-term assets	3,745	1,104
Goodwill	—	35,874

Total assets	$117,601	$188,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,652	$2,116
Accrued compensation and related benefits	5,935	6,942
Current portion of accrued restructuring liability	616	733
Accrued and other current liabilities	3,682	3,484
Current portion of deferred revenue	11,024	11,710

Total current liabilities	22,909	24,985
Deferred revenue, net of current portion	1,125	1,391
Long-term portion of accrued restructuring liability, net of current portion	962	1,574
Long-term deferred rent	430	705
Other long-term liabilities	2,517	—

Total liabilities	27,943	28,655

Minority interest	304	354
Commitments and contingencies (Notes 11 and 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,786,184 and 45,732,623 issued and outstanding	46	46
Additional paid-in capital	426,141	423,242
Accumulated deficit	(323,053)	(246,501)
Accumulated other comprehensive loss	(13,780)	(17,344)

Total stockholders' equity	89,354	159,443

Total liabilities and stockholders' equity	$117,601	$188,452

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended September 30,
	2008	2007	2006
Revenue:
Software	$19,589	$19,363	$21,236
Hardware	15,078	16,894	14,294
Service	24,342	23,296	17,845

Total revenue	59,009	59,553	53,375

Cost of revenue:
Software	963	1,303	1,891
Hardware	9,551	9,036	8,541
Service	10,779	7,267	6,616
Amortization of acquired developed technology and patents	2,380	2,949	2,772

Total cost of revenue	23,673	20,555	19,820

Gross profit	35,336	38,998	33,555

Operating expenses:
Sales and marketing	25,602	25,282	26,889
Research and development	18,867	19,935	19,560
General and administration	11,380	12,124	12,647
Restructuring expense (net of adjustments)	(70)	—	805
Amortization of acquired intangible assets	165	186	719
Write-down of goodwill	35,874	—	—

Total operating expenses	91,818	57,527	60,620

Loss from operations	(56,482)	(18,529)	(27,065)

Other income (expense):
Interest income, net	4,659	6,208	4,694
Other income (expense), net	(25,190)	3,440	173

Total other income (expense), net	(20,531)	9,648	4,867

Loss before income tax and minority interest	(77,013)	(8,881)	(22,198)
Income tax provision	506	(429)	(378)
Minority interest	50	12	104

Net loss	$(76,457)	$(9,298)	$(22,472)

Net loss per share	$(1.67)	$(0.20)	$(0.50)

Shares used to compute basic and diluted net loss per share	45,770	45,694	45,307

Other comprehensive income (loss):
Net loss	$(76,457)	$(9,298)	$(22,472)
Unrealized gain (loss) on short-term investment, net	(1,075)	394	1,093
Reclassification of unrealized loss on short-term investments	945	—	—
Foreign currency translation gain (loss)	1,748	(3,321)	(465)
Reclassification of currency translation loss on liquidation of investments in foreign entity	1,946	—	—

Comprehensive loss	$(72,893)	$(12,225)	$(21,844)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except shares)

	Common Shares			Deferred Employee Stock-Based Compensation		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity	Comprehensive Loss
	Shares	Amount
Balances, September 30, 2005	45,595,618	$46	$417,763	$(615)	$(214,731)	$(15,044)	$187,419
Exercise of options	41,904	—	70	—	—	—	70
Issuance of restricted stock units net of cancellations	50,000	—	—	—	—	—	—
Deferred stock-based compensation, forfeitures	(14,270)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,693	615	—	—	3,308
Minority interest	—	—	1	—	—	(1)	—
Comprehensive loss:
Net loss	—	—	—	—	(22,472)	—	(22,472)	$(22,472)
Unrealized gains on short-term investments	—	—	—	—	—	1,093	1,093	1,093
Foreign currency translation	—	—	—	—	—	(465)	(465)	(465)

Total comprehensive loss	—	—	—	—	—	—	—	$(21,844)

Balances, September 30, 2006	45,673,252	46	420,527	—	(237,203)	(14,417)	168,953
Exercise of options	33,134	—	191	—	—	—	191
Issuance of restricted stock units net of cancellations	26,237	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,518	—	—	—	2,518
Minority interest	—	—	6	—	—	—	6
Comprehensive loss:
Net loss	—	—	—		(9,298)	—	(9,298)	$(9,298)
Unrealized gains on short-term investments	—	—	—	—	—	394	394	394
Foreign currency translation	—	—	—	—	—	(3,321)	(3,321)	(3,321)

Total comprehensive loss	—	—	—	—	—	—	—	$(12,225)

Balances, September 30, 2007	45,732,623	46	423,242	—	(246,501)	(17,344)	159,443
Exercise of options	6,843	—	25	—	—	—	25
Issuance of restricted stock units net of cancellations	46,718	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,874	—	—	—	2,874
Minority interest	—	—	—	—	—	—	—
Cumulative effect of adoption of FIN 48	—	—	—	—	(95)	—	(95)
Comprehensive loss:
Net loss	—	—	—	—	(76,457)	—	(76,457)	$(76,457)
Unrealized loss on short-term investments, net of reclassifications	—	—	—	—	—	(130)	(130)	(130)
Foreign currency translation, net of reclassifications	—	—	—	—	—	3,694	3,694	3,694

Total comprehensive loss	—	—	—	—	—	—	—	$(72,893)

Balances, September 30, 2008	45,786,184	$46	$426,141	$—	$(323,053)	$(13,780)	$89,354

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(76,457)	$(9,298)	$(22,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,566	1,576	1,504
Amortization of acquired developed technology and patents	2,380	2,949	2,772
Un-realized foreign exchange (gain) loss	1,782	(3,610)	(518)
Amortization of acquired intangible assets	165	186	719
Stock-based compensation expense	2,874	2,518	3,308
Loss on disposal of property and equipment	24	25	173
Currency translation loss on liquidation of investments in foreign entity	1,946	—	—
Goodwill impairment charge	35,874	—	—
Investment impairment charge	21,209	—	—
Minority interest in ActivIdentity Europe S.A	(50)	(12)	(104)
Changes in:
Accounts receivable	2,643	4,254	(10,713)
Inventories	402	(313)	83
Prepaid and other current assets	872	924	574
Long-term income taxes receivable	(3,074)	—	—
Accounts payable	(444)	(135)	250
Accrued compensation and related benefits	(838)	4	244
Accrued restructuring liability	(729)	(710)	(1,219)
Accrued and other liabilities	2,598	(1,896)	(79)
Deferred revenue	(872)	(2,065)	6,210

Net cash used in operating activities	(8,129)	(5,603)	(19,268)

Cash flows from investing activities:
Purchases of property and equipment	(307)	(2,099)	(2,147)
Purchases of short-term investments	(37,245)	(156,721)	(118,839)
Proceeds from sales and maturities of short-term investments	85,165	182,795	143,881
Cash used in acquisitions, net of cash received	—	—	(746)
Cash used in acquisition of patents and related intellectual property	—	—	(3,998)
Acquisition of ActivIdentity Europe S.A. minority interest	—	—	(561)
Other long-term assets	136	(83)	(197)

Net cash provided by investing activities	47,749	23,892	17,393
Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	25	191	70
Effects of exchange rate changes on cash and cash equivalents	(111)	682	115

Net increase (decrease) in cash and cash equivalents	39,534	19,162	(1,690)
Cash and cash equivalents, beginning of period	30,639	11,477	13,167

Cash and cash equivalents, end of period	$70,173	$30,639	$11,477

Supplemental disclosures:
Cash paid (refund received) for income taxes, net	$(11)	$360	$256

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        ActivIdentity Corporation (the "Company" or "ActivIdentity"), formerly knows as ActivCard Corp., is a global leader in identity assurance and credential management. Our strategy in providing smart identity solutions addresses the key ID 360 market-driving sectors: Employer to Employee, Business to Customer, and Government to Citizen.

        Our solutions strategy leverages our identity assurance platform and credential management system to apply a common approach to registration / enrollment, authentication, authorization, auditing, credential issuance / management, and use of credentials across each of the ID 360 market segments. Our approach takes into account that organizations in all ID 360 market segments require the assurance of a trusted chain of identity that allows them to conduct their day-to-day business in the digital age with the same level of confidence as face-to-face transactions.

        Though identities may be repeatedly captured, verified, enrolled, used, and tracked by disparate systems with little interaction, our identity assurance platform allows organizations to leverage the relative trust levels of the credentials and use the same security infrastructure across diverse user communities (such as citizens, employees, contractors, partners, suppliers, and customers) and applications (such as driver's license, employee identification badge, remote access token, and supplier procurement access portal).

        ActivIdentity has been a pioneer of the identity assurance market and is a key supporter and driver of standards in this technology area, engaging with global standards bodies such as GlobalPlatform, ISO, and ANSI. Our approach to identity assurance embraces a wide variety of authentication devices and authentication methods. Smart cards, soft tokens, hard tokens, USB tokens, or mobile phones can be enrolled, issued a certificate, and managed through their life-cycle via ActivIdentity's identity assurance platform.

        ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a société anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity held approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal year 2006, the Company purchased additional ActivCard S.A securities and currently holds approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADS of ActivCard S.A. not exchanged or sold have been recorded as a minority interest on the consolidated balance sheets. In March 2005, ActivCard S. A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries at September 30, 2008, 2007 and 2006. All intercompany accounts and transactions have been eliminated in consolidation.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the fair value of investments, the provision for doubtful accounts, the provision for obsolete and excess inventories, depreciation and amortization, valuation of other intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation, and contingencies.

        Cash, Cash Equivalents, and Investments—The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. Short-term investments are reported at market value, based on quoted market prices, with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. Certain investments have been reclassified to long-term based on issues in the credit market affecting the liquidity of the securities. Long-term investments are reported at fair value, based on the application of valuation models. If the impairment on long-term securities is determined to be other-than-temporary, the unrealized loss is recorded through other income. The gain or loss from sale of securities sold is recognized on the specific identification method.

        Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintains its cash, cash equivalents, and short-term investments with high credit quality financial institutions and investments consist of U.S. government and government agency securities, corporate notes and bonds, commercial paper, and auction rate securities. Long-term investments consist of auction rate securities (see Note 4—Investments for a complete discussion of credit risk associated with the long-term investment holdings). The Company sells the majority of its products and services to a limited number of customers. If the financial conditions or results of operations of any one of the large customers deteriorate substantially, the Company's operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

        Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness and other known factors. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

        Inventories—Inventories consists of finished goods and components and are valued at the lower of cost (first-in, first-out method) or market.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. As of September 30, 2008, there were no other intangible assets with an indefinite useful life. During the quarter ended March 31, 2008, it was determined goodwill was fully impaired and all goodwill was written off. Other intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and acquired patents. Other intangible assets are amortized over one to six years, which approximates their estimated useful lives.

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

        Sales Warranty Reserve—Expenses associated with potential warranty claims are accrued at the time of sale, based on historical experience. The Company provides for the costs of warranty in excess of warranty coverage provided by product assembly contractors. The Company's standard warranty period is one year for hardware products and ninety days for software products.

        Deferred Revenue—The Company's deferred revenue consists of customer arrangements related to products and services billings in excess of revenue recognized, which the Company is legally entitled to

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

invoice and collect. The revenue from deferred revenue is recognized into earnings when the revenue recognition criteria are met.

        Advertising Costs—The Company expenses all advertising costs as incurred, and the amounts were not material for all periods presented.

        Revenue Recognition—The Company recognizes revenue in accordance with accounting principles generally accepted in the U.S., as set forth in AICPA SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other professional services, or a combination of some or all of these items.

        Subject to the additional conditions described below, revenue is not recognized until: (1) persuasive evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) delivery has occurred; and (4) collection of the corresponding receivable is reasonably assured.

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

        For multiple element arrangements that contain one or more deliverables for which the functionality is dependent on the software, the arrangement fee is subject to SOP 97-2, and is allocated among each element, based on VSOE of fair value of each element if VSOE of each element exists. The Company determines VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE is established by management having the relevant authority as long as it is probable that the price, once established, will not change before

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements only, the Company recognizes revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE does not exist to allocate the fee to the separate elements and the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the contractual PCS period. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

        Professional service revenue is recognized separately from the software element when the services are performed and when VSOE exists to allocate the revenue to the various elements in a multi-element arrangement, the services are not essential to the functionality of any other element of the arrangement, and the total price of the contract would vary with the inclusion or exclusion of the services. Revenue under these arrangements is presented as a component of service revenue on the statement of operations.

        PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades, on a when and if available basis. Revenues from advance payments for PCS contracts are recognized on a straight-line basis over the term of the contract.

        Even though delivery of PCS and services has started, if all of the criteria in SOP 97-2 for revenue recognition are not yet met, PCS and service revenue recognition may not commence. At the time all the criteria in SOP 97-2 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the longer of the remaining PCS or service period.

        For arrangements where the Company has provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

        For arrangements that involve some customization, modification or production services, that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services is recognized using the percentage-of-completion method in accordance with SOP 81-1. The percentage-of-completion method is applied when the Company has the ability to make reasonably dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenues under these arrangements are presented as a component of software revenue on the statement of operations as the related project revenues, including both the license and service components, are less than 10% of total net revenues. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

receivable in the consolidated balance sheets. At September 30, 2008 and 2007, the balances of unbilled work-in-process on the books were not significant.

        The Company has one ongoing reseller arrangement in which it earns a fixed percentage of license and maintenance revenue earned by the reseller from the end-user. For this arrangement, the Company has no control over the pricing established by the reseller, including what is charged for maintenance renewals. Since the Company cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, the Company is unable to establish VSOE for maintenance renewals in this arrangement. Accordingly, for the bundled sales of license and maintenance, the Company recognizes revenue on a straight-line basis over the term of the maintenance period. For statement of operations presentation purposes only, the Company allocates revenue for this arrangement between software and PCS in a ratio consistent with the Company's standard end-user pricing model. For the year ended September 30, 2008, $3.5 million or 18% of total software revenue and $4.0 million or 16% of total service revenue was allocated for this arrangement.

        For single element arrangements, revenue from stand alone product sales is recognized upon shipment (unless shipping terms determine otherwise), net of estimated returns or estimated future price changes. Company practice is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end-user is known and has been qualified. In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

        Shipping and Handling Costs—Costs related to shipping and handling charges are included in cost of revenue.

        Stock-Based Compensation—SFAS 123(R) Share-based Payment, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of fiscal 2006.

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest (less estimated forfeitures) is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ. Different forfeiture rates are estimated and applied to 1) executives, 2) non-executive employees not located in France, and 3) employees located in France. Cash flows generated from potential tax benefits arising from tax deductions in excess of the compensation cost recognized for options granted are classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during fiscal 2008, 2007, or 2006.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        The fair value of stock-based awards to employees that do not have a market or performance vesting condition is calculated using the Black-Scholes-Merton option pricing model (the model). The model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on relevant U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

        For restricted stock and restricted stock unit awards, compensation is based on the intrinsic value of the stock on the actual grant date.

        For awards that carry a market based vesting aspect, the fair value of the award is based on the results of a market simulation model (the simulation model) that evaluates the probability that the requisite market conditions needed for vesting will be achieved. The simulation model uses multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date. The inputs to the simulation model include the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date, and the risk free interest rate, based on relevant U.S. Treasury rates, as of the grant date. Based on whether the requisite market conditions are achieved during the multiple simulations, the simulation model produces an expected future value of the stock on the vesting date. This future value is discounted back to the grant date and used as the requisite fair value of the unit award.

        Foreign Currency Transactions—The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of all of the subsidiaries is their local currency with the exception of the Irish subsidiary, which uses the U.S. dollar as its functional currency. For those entities using their local currency as their functional currency, assets and liabilities are translated into the U.S. dollar at exchange rates in effect at the balance sheet date and revenues and expenses are translated at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in stockholders' equity as translation adjustments within other comprehensive income.

        Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the transactional currency relative to the functional currency and are recorded in the statement of operations during the respective period. Due to fluctuations in foreign currencies the Company recorded a loss of $2.0 million in fiscal 2008, a gain of $3.4 million in fiscal 2007, and a gain of $0.2 million in fiscal 2006, on the consolidated statements of operations on the revaluation of assets and liabilities and settlement of current period transactions.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

        Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In connection with the adoption of FIN 48 on October 1, 2007, the Company increased the liability for unrecognized tax benefits by approximately $95,000, which was accounted for as an increase to the October 1, 2007 balance of accumulated deficit. In addition, approximately $384,000 was reclassified from short-term to long-term income taxes payable. The total amount of gross unrecognized tax benefits as of the adoption was $479,000. The Company's policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009 for financial assets and liabilities and the first quarter of fiscal 2010 for all other assets and liabilities. The Company is currently in the process of determining the impact of adopting the provisions of SFAS No. 157 on its financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 become effective for fiscal years beginning after November 15, 2007, and management will adopt this standard on

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

October 1, 2008. The Company believes that the adoption of SFAS No. 159 will not have a material effect on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of SFAS No. 160 and will adopt this standard on October 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will evaluate the impact of the provisions of SFAS No. 161 and will adopt this standard on October 1, 2009.

Reclassifications

        Certain reclassifications of previously reported information have been made to conform with current year presentation.

        Professional services revenue, and related costs of revenue, that are not essential to the functionality of software have been reclassified from software revenue and combined with maintenance and support revenue to create a new caption of service revenue, and related costs of revenue, on the consolidated statement of operations, effective the quarter ended September 30, 2008. This reclassification had no net effect on gross revenues, gross costs of revenue, or gross profit. $3.1 million, $3.9 million, and $4.1 million of revenues have been reclassified for the nine months ended June 30, 2008, and the fiscal years ended September 30, 2007 and 2006, respectively. $1.9 million, $2.6 million, and $2.8 million of costs of revenue have been reclassified for the nine months ended June 30, 2008, and the fiscal years ended September 30, 2007 and 2006, respectively.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        During the fourth quarter of 2008, the Company identified an error resulting from a mathematical mistake in the deferred revenue reconciliation that resulted in a misclassification between current and non-current deferred revenue at September 30, 2007. The balance sheet as of September 30, 2007, has been restated to correct the error, resulting in a reclassification of $1.4 million from non-current deferred revenue to current deferred revenue. This reclassification had no other effect on the Company's reported financial statements.

        Certain effects of exchange rate changes on cash and cash equivalents were reclassified in the consolidated statement of cash flows to adjustments to reconcile net loss to net cash used in operating activities—non-realized foreign exchange(gain) loss for fiscal year 2006 to conform with the presentation for fiscal years 2007 and 2008. This reclassification had no other effect on the Company's reported financials.

2. Stock-Based Compensation

Equity Compensation Plans

Warrants

         Warrant issued to service provider:    In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010.

Stock Option Plans

        The Company has several stockholder-approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of September 30, 2008, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 9.6 million shares were subject to outstanding awards and 3.0 million shares were available for future grants.

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

        In August 2002, the Company's stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on the NASDAQ Global Market on the date of grant. In August 2004, the Company's stockholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

2. Stock-Based Compensation (Continued)

grant of restricted stock, restricted stock units, stock appreciation rights, and cash awards. In February 2007, the Company's stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

        For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

        In fiscal year 2008, the Company issued equity inducement grants as permitted under the NASDAQ Marketplace Rules to certain officers under a plan that had not been presented to the Company's stockholders for approval. Although the options were granted outside of the 2004 Plan, they are governed in all respects by the terms and conditions of that plan as if granted thereunder.

        Activity under the Company's stock equity plans, including the inducement grants, is as follows:

	Number of Options	Weighted Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2007	7,226,603	$5.75	5.96	$3,879
Granted	6,353,500	2.58
Exercised	(4,781)	3.77
Forfeited	(2,627,222)	5.67

Outstanding at September 30, 2008	10,948,100	$3.93	5.95	$160

Vested or expected to vest at September 30, 2008	8,935,367	$4.13	5.82	$97

Exercisable at September 30, 2008	3,458,164	$5.78	4.92	$—

        As of September 30, 2008, outstanding stock options to purchase 1,565,016 shares of common stock granted to employees and directors were subject to French regulation, and outstanding stock options to purchase 9,383,084 shares of common stock granted to employees and directors were subject to U.S. regulation.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

2. Stock-Based Compensation (Continued)

        Stock options outstanding and exercisable as of September 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
2.18 - 2.68	5,299,000	6.74	$2.39	—	$—
2.69 - 4.23	1,088,009	6.90	3.43	503,847	3.46
4.24 - 5.00	2,310,493	5.33	4.44	1,078,695	4.43
5.01 - 6.82	892,273	5.59	6.20	773,172	6.36
6.83 - 8.95	1,258,125	3.44	7.87	1,002,250	7.60
8.96 - 17.77	100,200	3.44	9.43	100,200	9.43

	10,948,100	5.95	$3.93	3,458,164	$5.78

Restricted Stock and Restricted Stock Units

        The Company periodically grants awards of restricted stock, which are issued but subject to vesting requirements, and restricted stock units, which result in the issuance of shares without an exercise price only upon the satisfaction of vesting requirements. Vesting may be time-based, performance-based, or a combination of the two. Compensation expense is generally recorded on a straight-line basis over the vesting period of the award.

        Activity for restricted stock and restricted stock units for the year ended September 30, 2008 is as follows:

Nonvested Restricted Stock and Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2007	216,014	$4.75
Granted	170,000	3.26
Vested	(139,927)	3.87
Cancelled	(109,364)	4.49

Nonvested at September 30, 2008	136,723	$4.00

        Nonvested restricted stock units outstanding at September 30, 2008, include units granted as follows:

  •
  In January 2007, the Company granted restricted stock units to the Company's executive officers. The awards will vest with respect to each officer upon satisfaction of the following conditions: (i) such officer must remain employed with the Company for three years from the grant date, (ii) the Company's stock price on the third anniversary of the grant date (the "Vesting Date") and for the five trading days before and after the Vesting Date averages at least 115% of the stock price on the grant date and (iii) the Company's stock price shall, during the three-year vesting period, have closed for 60 consecutive trading days at or above 130% of the stock price

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

2. Stock-Based Compensation (Continued)

    on the grant date. Because the Company did not exceed the target level of earnings before interest, taxes, depreciation, amortization, and equity compensation expense (EBITDA) for fiscal 2007 specified in the grant, the number of units underlying was reduced by 25%. At September 30, 2008, 72,555 restricted stock units under this grant were nonvested.

  •
  During the quarter ended December 31, 2007, 50,000 restricted stock units valued at a total of $206,000 were granted at no cost to non-employee directors. These awards vest monthly over one year. At September 30, 2008, 4,168 restricted stock units under this grant were nonvested.

  •
  During the quarter ended June 30, 2008, 120,000 restricted stock units valued at a total of $348,000 were granted at no cost to non-employee directors. These awards vest monthly over one year, beginning on March 13, 2008, the date of the 2008 Annual Meeting of Stockholders, at which time these directors were elected. At September 30, 2008, 60,000 restricted stock units under this grant were nonvested.

Valuation and Expense Information under SFAS 123(R)

        The weighted-average fair value of stock-based compensation to employees is generally based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is generally amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used during the fiscal years ended September 30, 2008, 2007, and 2006:

	Year Ended September 30,
	2008	2007	2006
Risk-free interest rate	2.4% - 4.2%	4.2% - 5.0%	4.6%
Expected life (years)	4.8 - 6.1	4.8 - 6.1	4.8 - 5.4
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.7% - 41.5%	40.7% - 55.0%	49.8% - 55.0%
Weighted average expected volatility	41.0%	42.6%	50.0%
Weighted average estimated forfeiture rate	33.0%	23.4%	22.5%

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

2. Stock-Based Compensation (Continued)

        The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under SFAS 123(R) for year ended September 30, 2008, 2007, and 2006 which was allocated as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Cost of sales—hardware	$44	$45	$27
Cost of sales—service*	189	197	200

Stock-based compensation expense included in cost of sales	233	242	227

Research and development	868	643	890
Sales and marketing	627	586	500
General and administrative	1,146	1,047	1,691

Stock-based compensation expense included in operating expenses	2,641	2,276	3,081

Total Stock-based compensation expense	$2,874	$2,518	$3,308

*
Certain amounts have been reclassified in prior years from cost of sales—software to conform with the current year's presentation.

        The weighted-average grant-date fair values of options and restricted stock units granted was $1.22, $2.15, and $1.95 during the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The total intrinsic value of options and restricted stock units exercised was approximately $0.2 million, $0.4 million, and $0.3 million during the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $2.5 million, $2.4 million, and $2.8 million, during fiscal years September 30, 2008, 2007, and 2006, respectively. As of September 30, 2008, total unrecognized compensation costs related to nonvested stock options and restricted stock was $7.0 million, net, which is expected to be recognized as an expense over a weighted average remaining amortization period of approximately 2.7 years.

3. Business Combinations

        The Company allocates the purchase price of its business acquisitions to tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on valuations prepared at the time of acquisition.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

3. Business Combinations (Continued)

        In July 2007, the Company and the former Protocom stockholders executed a release agreement, pursuant to which the Company agreed to pay $898,000 to the former Protocom stockholders in order to settle a dispute over the earn-out provisions in the acquisition agreement. The Company recorded the liability in the second quarter of fiscal 2007 as a general and administrative expense and payment was made in the third quarter of fiscal 2007.

4. Investments

        Investments consist of corporate bonds and notes, commercial paper, certificates of deposit, and various auction rate securities (ARS). All investments are classified as available-for-sale and are recorded at market value.

        The following table presents the Company's investments that are measured at market value, categorized in accordance with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Fair Value Measurements at Reporting Date Using*
Investments reported as	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Balance
Cash equivalents:
Money market funds	$63,221	$—	$—	$63,221

Short-term investments:
Corporate notes and bonds	—	5,970	—	5,970
Auction rate securities	—	—	3,686	3,686

Total short-term investments	—	5,970	3,686	9,656

Long-term investments:
Auction rate securities	—	—	11,752	11,752

Total cash equivalents and investments	$63,221	$5,970	$15,438	$84,629

*
The Company will not adopt SFAS No. 157 until October 1, 2008; the above disclosure is provided for information purposes only.

        The Company reviews its investments for impairment in accordance with Emerging Issues Task Force Issue No. (EITF) 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Short-term Investments

        Short-term investments consist of investments acquired with maturities exceeding three months and for which liquidity issues have not resulted in reclassification of the securities to long-term investments. Short-term investments are classified as available for sale and are reported at fair value with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. Short-term investments are primarily comprised of U.S. government obligations, municipal government obligations,

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

4. Investments (Continued)

corporate securities, certificates of deposit, and ARS. Declines in value on available-for-sale securities judged to be other-than-temporary are recorded in other income (expense), net. None of the short-term marketable securities are deemed impaired as of September 30, 2008. The gain or loss from sales of securities is recognized on the specific identification method. There were no realized gains or losses in fiscal years 2008, 2007 or 2006.

        Short-term investments consist of the following (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,122	$14	$(166)	$5,970
Auction rate securities	3,686	—	—	3,686

	$9,808	$14	$(166)	$9,656

	September 30, 2007*
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,228	$1	$(3)	$1,226
Corporate notes and bonds	25,602	10	(23)	25,589
Certificates of deposit	11,931	4	(12)	11,923
Auction rate securities	52,346	—	—	52,346

	$91,107	$15	$(38)	$91,084

    *
    Certain amounts have been reclassified to conform with the current year's presentation.

        The contractual maturities of short-term, available-for-sale marketable securities as of September 30, 2008 were as follows (in thousands):

	Amortized cost	Estimated Fair Value
Within one year	$6,122	$5,970
Between one year and three years	—	—
More than three years	3,686	3,686

	$9,808	$9,656

Auction Rate Securities

        During fiscal 2008, the Company reclassified $33.0 million at cost of investments in certain ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008. Contractual maturity for these investments range from 2025 to 2052 and these investments are

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

4. Investments (Continued)

presently not liquid. The Company also holds $3.7 million of Closed End Mutual Fund ARS and they have remained classified at par and as short term investments. The Company has not reclassified these investments since $12.3 million of ARS, representing formerly held Closed-end Mutual Fund and Taxable Municipal ARS investments, were all called at par. Based on this recent evidence of liquidity, the Company continues to classify the remaining $3.7 million Closed-end Mutual Fund ARS investments as short-term. However, future changes in the market regarding these securities may result in reclassifications in future periods.

        ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. The Company's investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Derivative Product Companies, and Student Loans. Uncertainty in the financial markets has affected the liquidity of the Company's ARS holdings and resulted in a significant increase in the risks related to the ARS investments classified as long-term.

        Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions since August of 2007 have, in most cases, resulted in revised estimates of fair value that are less than par. The Company has reviewed those investments classified as long-term and has valued the holdings accordingly using a discounted cash flow methodology.

        The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as either "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) section of stockholders equity in the balance sheet. This type of unrealized loss does not affect net income (loss) for the applicable accounting period. However, an other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost and the term of the illiquid position. In addition, the financial condition and near-term prospects of the issuer, the composition of any underlying assets in the holdings, and the Company's intent and ability to retain the investment for a period of time that would allow for a liquidity event to take place are also factors taken into consideration in the Company's valuation analysis.

        The Company uses a discounted cash flow analysis technique in modeling and valuing these securities. Probabilities of an eventual cleared auction or a par recovery through the issuer refinancing the holding, as well as probabilities of default and potential levels of recovery in default were all taken into consideration as well as the probability of the issuer to continue paying penalty interest payments while the instrument remains in an illiquid condition. These various considerations were applied to each projected cash flow through maturity of each instrument to derive an expected cash flow at each relevant period. This cash flow was then discounted to the present by using a discount rate derived from an evaluation of multiple sources including credit default swap spreads on securities with similar credit ratings as well as overall spreads on corporate debt.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

4. Investments (Continued)

        While the Company has used what it believes to be an appropriate valuation model for these securities and has fully attempted to incorporate all known and significant risk factors into the analysis, the Company makes many estimates and assumptions when assessing the value of these securities. Accordingly, assumptions regarding expected cash flows, liquidity risk, default risk and related recovery risk, interest rate risk, and other risk factors are all considerations in the analysis and valuation of the Company's ARS holdings. These estimates are also based on market and economic conditions, which are currently in a state of crisis and heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions.

        During the fourth quarter, based on an escalation of issues in the credit markets, the Company determined that the risks associated with the long term ARS holdings had increased, resulting in an additional $17.4 million impairment, bringing the year-to-date impairment to $21.2 million.

        The Company believes it has made reasonable judgments in its valuation exercise. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management's conclusions would change, the Company may be required to change the recorded value of these securities, or other securities that make up the investment portfolio.

5. Accounts Receivable and Customer Concentration

        The following customers accounted for 10% or more of accounts receivable at year-end:

	September 30,
	2008	2007
Customer B	*	14%
Customer C	*	18%
Customer D	11%	*

	11%	32%

    *
    Customer accounted for less than 10% at period-end.

        The following customers accounted for 10% or more of revenue for the years ended:

	Year Ended September 30,
	2008	2007	2006
Customer A	*	17%	14%
Customer C	13%	12%	12%

	13%	29%	26%

    *
    Customer accounted for less than 10% during the period

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

6. Inventories, net

        Inventories consist of the following (in thousands):

	September 30,
	2008	2007
Components, gross	$1,184	$1,293
Reserve for excess and obsolete	(438)	(319)

Components, net	746	974

Finished goods, gross	1,271	1,361
Reserve for excess and obsolete	(257)	(189)

Finished goods, net	1,014	1,172

Total inventory, net	$1,760	$2,146

7. Property and Equipment

        Property and equipment consist of the following (in thousands):

	September 30,
	2008	2007*
Computers and equipment	$4,050	$6,867
Software	4,353	4,686
Furniture and fixtures	2,564	2,634
Leasehold improvements	1,470	1,536

Property and equipment, at cost	12,437	15,723
Less: accumulated depreciation	(9,560)	(11,456)

Property and equipment, net	$2,877	$4,267

    *
    Certain amounts have been reclassified in prior years to conform with the current year's presentation.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

8. Other Intangible Assets, net

        Other intangible assets consist of the following (in thousands):

	September 30, 2007	Additions	Deletions	September 30, 2008
Gross carrying amount
Acquired developed technology and patents	$15,294	$—	$—	$15,294
Customer relationships	2,028	—	—	2,028
Patents	4,659	—	(660)	3,999

Other intangible assets at cost	21,981	—	(660)	21,321

Accumulated Amortization
Acquired developed technology	(12,078)	(1,715)	—	(13,793)
Customer relationships	(1,722)	(165)	—	(1,887)
Patents	(1,486)	(665)	660	(1,491)

Total accumulated amortization	(15,286)	$(2,545)	$660	(17,171)

Other intangible assets, net	$6,695			$4,150

        Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At September 30, 2008, the Company performed a SFAS No. 144 impairment review of intangible assets. It was determined that no impairment of the carrying value of intangible assets of $4.2 million existed as of that date. The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

        Estimated amortization of developed technology and patents and other intangible assets is as follows (in thousands):

	Acquired developed technology and patents	Customer relationships
Fiscal years ending September 30,
2009	$2,168	$140
2010	666	—
2011	666	—
2012	510	—

	$4,010	$140

        The useful lives of developed technology, patents, and customer contracts varies from one to six years. The weighted average remaining useful life of intangible assets at September 30, 2008 was 2.6 years.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

9. Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually.

        During the quarter ended March 31, 2008, the Company's stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill. As a result, management undertook an impairment evaluation to estimate the fair value of the Company's single reporting unit in relation to the book value of the Company (SFAS 142—Step One Analysis). Fair value as used in SFAS 142 is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties that is other than a forced or liquidation sale. Fair value was determined based on the market value of the Company's stock at March 31, 2008. Based on the Step One Analysis results, potential impairment was indicated, as the carrying value of the Company exceeded the fair value. A SFAS 142—Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008. As a result of the analysis, the entire carrying value of goodwill was deemed fully impaired and written down to zero, as a non-cash charge to profit and loss.

        Changes in goodwill are as follows (in thousands):

	September 30,
	2008	2007
Balance, beginning of period	$35,874	$35,874
Impairment of goodwill	(35,874)	—

Balance, end of period	$—	$35,874

10. Sales Warranty Reserve

        Changes in sales warranty reserve are as follows (in thousands):

	September 30,
	2008	2007	2006
Balance, beginning of period	$78	$203	$99
Warranty costs incurred	(29)	(30)	(17)
Additions related to current period sales (net of adjustments)	160	(115)	113
Impact of exchange rates	(10)	20	8

Balance, end of period	$199	$78	$203

        The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheet. During fiscal year 2007, the Company recorded approximately $28,000 of new provision and an adjustment of approximately $143,000 to the reserve balance to reflect current utilization run-rates.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

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

        The following summarizes the restructuring liability activity (in thousands):

	2002 Restructuring	2004 Restructuring	2005 Restructuring
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Total
Balances, September 30, 2006	$2,744	$190	$65	$2,999
Cash payments	(572)	(138)	—	(710)
Impact of exchange rates	—	12	6	18

Balances, September 30, 2007	2,172	64	71	2,307
Cash payments	(594)	(66)	2	(658)
Adjustments to accruals for changes in estimates	—	3	(73)	(70)
Impact of exchange rates	—	(1)	—	(1)

Balances, September 30, 2008	1,578	—	—	1,578
Less current portion	(616)	—	—	(616)

Long-term portion	$962	$—	$—	$962

2002 Restructuring

        In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. Cash payments for the remaining liability of $1.6 million as of September 30, 2008, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

        In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

11. Restructuring Liability (Continued)

recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Cash payments related to the workforce reduction were completed in fiscal year 2005. After adjustments for changes in estimates of $3,000, cash payments related to the facility exit activities were completed in the quarter ended June 30, 2008. At September 30, 2008, no liability related to the 2004 restructuring remained outstanding.

2005 Restructuring

        In April 2005, the Company implemented an organizational restructuring to eliminate 18 employees, of whom 11 were in sales and marketing, 5 in research and development, and 2 in general and administration functions, and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction. All employees have been terminated and the cash payments related to workforce reduction have been made. In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and 1 in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. When the final cash payments related to the facility exit costs were completed in fiscal year 2006 the facility exit costs were reduced by $39,000. The term of the lease expired in August 2006 and at September 30, 2008, no liability exists for this facility. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000. In the first quarter of fiscal 2008, the Company eliminated the remaining workforce reduction liability of $73,000 following a favorable legal settlement. At September 30, 2008, no liability related to workforce reduction remained for this restructuring plan.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

12. Income Taxes

Income Taxes

        Income tax provision (benefit) consists of the following (in thousands):

	Year ended September 30,
	2008	2007	2006
Federal:
Current	$(3)	$—	$—
Deferred	—	—	—

	(3)	—	—

State:
Current	4	17	67
Deferred	—	—	—

	4	17	67

Foreign:
Current	(507)	412	311
Deferred	—	—	—

	(507)	412	311

Income taxes	$(506)	$429	$378

        Income (Loss) from continuing operations before income taxes and minority interest consists of the following (in thousands):

	Year ended September 30,
	2008	2007	2006
Domestic	$(94,209)	$(3,389)	$(20,126)
Foreign	17,196	(5,492)	(2,072)

	$(77,013)	$(8,881)	$(22,198)

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

12. Income Taxes (Continued)

        The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to income before taxes is as follows (in thousands):

	Year ended September 30,
	2008	2007	2006
Federal statutory tax benefit	$(26,955)	$(3,122)	$(7,769)
State taxes	4	17	36
Federal change in valuation allowance	17,343	789	6,810
Foreign losses not benefited	(6,525)	2,347	1,067
Federal R&D tax credit	(131)	(111)	(24)
Stock-based compensation	611	493	223
Other	590	16	35
Intercompany loan write-off	7,624	—	—
Impairment of goodwill	6,933	—	—

	$(506)	$429	$378

        Deferred tax assets consist of the following (in thousands):

	September 30,
	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$76,250	$69,590
Tax credits	4,410	4,124
Timing differences in depreciation and amortization	846	626
Non-deductible accruals and reserves	13,197	3,096

Net deferred tax assets	94,703	77,436
Deferred tax liability: Other intangible assets	(671)	(1,151)

Net deferred tax assets	94,032	76,285
Valuation allowance.	(94,032)	(76,285)

Net deferred tax assets	$—	$—

        Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The Company recorded an increase in valuation allowance of $17.7 million in fiscal 2008, and a decrease in valuation allowance of $8.0 million in fiscal 2007. The increase in the 2008 valuation allowance resulted from current year losses while the decrease in 2007 was primarily the result of reductions in net operating loss availability. The valuation allowance at September 30, 2008 includes $173,000 related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

12. Income Taxes (Continued)

        As of September 30, 2008, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration starting in
United States—Federal	$111,460	2011
United States—California	73,230	2012
United States—Other States	9,326	2011
France	94,285	No expiration
Other foreign—no expiration	405	No expiration
Other foreign—with expiration	304	2015

        As of September 30, 2008 the Company had federal and State of California research and development tax credit carry-forwards of approximately $1.7 million and $2.3 million, respectively. The federal research and development tax credits will expire at various dates beginning in 2012. The State of California research and development tax credits have no expiration date.

        Net operating loss carry-forwards and credits can only be used by the legal entity generating the operating losses and credits. The extent to which loss carry-forwards and credits can be used to offset future taxable income may be limited, depending on the extent of any ownership changes as defined by federal and various state and foreign jurisdictions. These limitations may result in the expiration of net operating losses and tax credits before utilization.

        On September 23, 2008, the state of California approved its budget for fiscal year ending June 30, 2009, and made changes to the California tax law which could substantially limit the Company's ability to utilize available state net operating loss and tax credit carry-forwards to reduce any California state income taxes payable, if the Company has taxable income in fiscal years 2009 and 2010. Under the new California tax law, the utilization of net operating loss carry-forwards is suspended for tax years beginning in 2008 and 2009; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years beginning in 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits.

        In July 2006, the FASB issued FIN 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 was adopted by the Company on October 1, 2007.

        FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

12. Income Taxes (Continued)

measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

        In connection with the adoption of FIN 48, the Company's unrecognized tax benefits increased from $262,000 to $310,000 and the associated interest and penalties increased from $122,000 to $169,000. The increase of $95,000 was accounted for as an increase to the October 1, 2007 balance of accumulated deficit. The prior year balance of unrecognized tax benefits and associated interest and penalties of $384,000 was reclassified from short-term to long-term income taxes payable, and increased to $479,000. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision (benefit) for income taxes.

        As of September 30, 2008, the Company has $2,328,000 in unrecognized tax benefits, all of which would be recorded as an income tax benefit in the consolidated statement of operations if recognized. It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

        At September 30, 2008, $189,000 of interest and penalties are included in long-term taxes payable, of which $20,000 relate to the current fiscal year.

        The Company has the following activity relating to unrecognized tax benefits during the fiscal year ended September 30, 2008 (in thousands):

Year ended September 30, 2008
Balance at October 1, 2007	$310
Tax positions taken in the current year	2,018
Increases for positions taken in prior periods	—
Decreases for positions taken in prior periods	—
Settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statute of limitations	—

Balance at September 30, 2008	$2,328

        The Company or its subsidiaries files income tax returns in the U.S. and California, as well as various other foreign and domestic jurisdictions. The French tax authority is currently examining the fiscal 2005 income tax return. The Company is currently not the subject of any additional income tax examinations. In general, the earliest open year subject to examination in a major tax jurisdiction is the year ended December 31, 2003, although depending upon jurisdiction, earlier tax years may remain open subject to limitations.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

13. Net Loss per Share

        The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended September 30,
	2008	2007	2006
Numerator:
Net loss	$(76,457)	$(9,298)	$(22,472)

Denominator:
Weighted average number of shares outstanding	45,770	45,694	45,307

Basic and diluted net loss per share	$(1.67)	$(0.20)	$(0.50)

        For the above periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. For the years ended September 30, 2008, 2007, and 2006, approximately 11.2 million, 7.4 million, and 6.7 million potential common shares (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, were excluded from the determination of diluted net loss per share, as the effect of such shares was anti-dilutive.

Stockholder Rights Agreement

        The Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock, $0.001 par value, of the Company outstanding as of July 25, 2008. The description and terms of the rights are governed by the Stockholder Rights Agreement dated July 25, 2008, between the Company and American Stock Transfer & Trust Company. Each right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Cumulative Preferred Stock, $0.001 par value, at a price of $11.00 per unit. If any acquiring person acquires 20% or more of ActivIdentity's common stock, there would be a triggering event causing significant dilution in the voting power of such person or group. Until there is a triggering event, the rights trade with the Company's common stock. The Stockholder Rights Agreement will continue in effect until June 30, 2018, unless earlier redeemed or exchanged.

14. Employee Retirement Plans

        The Company has agreed to a payment of a lump sum retirement indemnity to all employees located in France based upon years of service and compensation at retirement, though benefits do not vest prior to retirement. On September 30, 2007, the Company adopted certain provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. At September 30, 2008 and 2007, the

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

14. Employee Retirement Plans (Continued)

liability for the retirement benefit was $103,000 and $59,000, respectively. These amounts represent 100% of the projected liability.

        The Company has a 401(k) plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in any of the periods presented.

15. Commitments and Contingencies

Operating leases

        The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

        Future minimum lease payments, gross, under these leases are as follows (in thousands):

Fiscal Year Ending September 30,
2009	$3,662
2010	2,803
2011	1,121
2012	—
Thereafter	—

$7,586

        The future minimum lease payments above include amounts related to a non-cancelable operating lease that is included in the charge for restructuring expenses (see Note 11). The Company anticipates receiving approximately $0.5 million sublease income related to this abandoned facility.

        Rent expense, net of sublease rental income, under all operating leases was $3.1 million, $3.0 million, and $3.3 million in fiscal 2008, 2007 and 2006 respectively.

Contingencies

        From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

        The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2008 or 2007.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

15. Commitments and Contingencies (Continued)

        As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers' liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2008 or 2007.

16. Segment Information

        The Company operates in one operating segment, Digital Identity Solutions, and accordingly is disclosing information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Twelve months ended September 30, 2008
Total revenue	$24,891	$29,244	$4,874	$59,009
Capital expenditures	62	192	53	307
Depreciation and amortization of fixed assets	926	422	218	1,566
Twelve months ended September 30, 2007
Total revenue	24,276	32,055	3,222	59,553
Capital expenditures	1,432	529	138	2,099
Depreciation and amortization of fixed assets	832	467	277	1,576
Twelve months ended September 30, 2006
Total revenue	23,064	26,503	3,808	53,375
Capital expenditures	1,519	276	352	2,147
Depreciation and amortization of fixed assets	645	549	310	1,504
September 30, 2008
Goodwill	—	—	—	—
Long-lived assets	5,221	3,680	1,871	10,772
Total assets	98,986	14,215	4,400	117,601
September 30, 2007
Goodwill	7,748	6,345	21,781	35,874
Long-lived assets	7,017	1,008	4,041	12,066
Total assets	143,346	17,098	28,008	188,452

        For the fiscal year ended September 30, 2008, the United States, United Kingdom, and France accounted for 34%, 13%, and 15% of net revenues, respectively. In fiscal year 2007, the United States, United Kingdom and France accounted for 36%, 19% and 14% of net revenues, respectively. In 2006, only the United States and the United Kingdom accounted for more than 10% of net revenues at 43% and 12%, respectively.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

17. Related Party Transactions

        On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd. (Protocom) for cash of $21.0 million and 1,650,000 shares of Company common stock, and incurred direct acquisition-related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom shareholders, including Jason Hart, former CEO and current director of ActivIdentity, under an earn-out provision if revenue from products originally developed by Protocom prior to the acquisition achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on the Company's calculations of qualifying revenues credited to this earn-out right, it concluded that the revenue targets had not been met and no additional consideration was owed. The Company notified the Protocom shareholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom shareholder representative objected to certain items in the Company's calculation and asserted that the Company breached certain covenants in accordance with the purchase agreement.. In July 2007, the Company and the former Protocom stockholders executed a release and the Company agreed to pay $898,000 in connection therewith. Mr. Hart was entitled to receive approximately 68.7% of the additional earn-out payments. In May 2007, however, Mr. Hart irrevocably waived his right to receive 84% of his interest in any earn-out payments. Mr. Hart received a portion of the settlement payment in accordance with his interest in the payment (68.7%) less his waiver of 84% of that interest.

        The Company paid rent of $256,000, $221,000, and $248,000 for fiscal years 2008, 2007, and 2006, respectively, for office facilities in Australia to a company in which Mr. Hart is a major shareholder. As of September 30, 2008, the company in which Mr. Hart is a major shareholder no longer owns the property.

18. Derivative Financial Instruments

        Unrealized foreign exchange gains and losses reported on the consolidated statements of operations resulted from the revaluation of assets and liabilities denominated in a non-functional currency into the functional currency of the legal entity that held the asset and/or liability. Realized foreign exchange gains and losses reported on the consolidated statements of operations resulted from foreign exchange fluctuations between the initiation and settlement of transactions denominated in a non-functional currency of the associated legal entity. During the periods presented, the Company did not utilize any foreign exchange hedging programs to mitigate transaction gains and losses resulting from such exchange rate fluctuations on assets and liabilities held by subsidiaries that were denominated in currencies other than the functional currency of the legal entity holding the related asset or liability.

19. Quarterly Results of Operations (Unaudited)

        The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. A summary of quarterly

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2008, 2007 and 2006

19. Quarterly Results of Operations (Unaudited) (Continued)

financial information for each of the last two fiscal years is as follows (in thousands except per share amounts):

	Three months ended
	Sept. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006
Total revenue	$15,647	$14,298	$13,631	$15,433	$13,770	$16,284	$14,884	$14,615
Cost of revenue	6,203	5,789	5,929	5,752	4,352	6,018	5,684	4,501

Gross margin	9,444	8,509	7,702	9,681	9,418	10,266	9,200	10,114
Loss from operations	(4,539)	(4,665)	(42,225)	(5,053)	(4,215)	(5,374)	(5,308)	(3,632)
Net loss	(23,061)	(6,983)	(42,466)	(3,947)	(1,746)	(2,722)	(3,436)	(1,394)
Basic and diluted net loss per share*	(0.50)	(0.15)	(0.93)	(0.09)	(0.04)	(0.06)	(0.08)	(0.03)

*
The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total period due to the effects of rounding.

20. Subsequent Events

        Departure of Executive Officer—On November 14, 2008, Yves Audebert's employment as the Company's President and Chief of Engineering was terminated.

        Entry into a Material Definitive Agreement—On November 14, 2008, the Company's Board of Directors approved an amendment to the 2004 Equity Incentive Plan to allow non-employee directors to elect to receive some or all of their future cash retainers and meeting fees in the form of options and/or stock awards.

        New Executive Vice President, Worldwide Sales and Field Operations—On December 7, 2008, Michael Sotnick began servicing as the Company's Executive Vice President of Worldwide Sales and Field Operations. Pursuant to an employment agreement between Mr. Sotnick and the Company, he will receive an annual salary of $250,000 with an annual bonus targeted at 100% of his base salary, contingent on criteria measured against the achievement of Company-wide objectives. Mr. Sotnick also received options to purchase 600,000 shares of Company common stock at a per share exercise price equal to the closing sale price of the Company's common stock on the date of grant. The options will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter over the next three years. The options were granted as an inducement award under NASDAQ Marketplace Rule 4350 and are subject to the terms and conditions of the Company's 2004 Equity Incentive Plan as if granted under that plan. In the event the Company exceeds its revenue goal from January 1, 2009, to September 30, 2009, the Company will grant an option to purchase 350,000 shares at a per share exercise price equal to the closing sale price of the Company's common stock on the date of grant, subject to Mr. Sotnick's continued employment on such grant date. If granted, this option would vest with respect to one-quarter of the underlying shares on the date of grant, and with respect to the remaining shares in equal monthly installments over the next three years.

QuickLinks

ACTIVIDENTITY CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 30, 2008
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
ACTIVIDENTITY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
ACTIVIDENTITY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except per share data)
ACTIVIDENTITY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (In thousands, except shares)
ACTIVIDENTITY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ACTIVIDENTITY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended September 30, 2008, 2007 and 2006