Form 10-Q
period 2008-12-31
ACTIVIDENTITY CORP
filed 2009-02-09
CIK 1183941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of January 31, 2009, the Registrant had outstanding 45,786,184 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	September 30, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,220	$70,173
Short-term investments	6,781	9,656
Accounts receivable, net of allowance for doubtful accounts of $317 at each date	11,382	11,792
Inventories, net	1,569	1,760
Prepaid and other current assets	4,643	1,696
Total current assets	96,595	95,077
Restricted cash	1,381	—
Investments	11,752	11,752
Property and equipment, net	2,484	2,877
Other intangible assets, net	3,516	4,150
Other long-term assets	849	3,745
Total assets	$116,577	$117,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,266	$1,652
Accrued compensation and related benefits	5,569	5,935
Current portion of accrued restructuring liability	622	616
Accrued and other current liabilities	3,761	3,682
Current portion of deferred revenue	11,368	11,024
Total current liabilities	23,586	22,909
Deferred revenue, net of current portion	1,304	1,125
Accrued restructuring liability, net of current portion	808	962
Long-term deferred rent	364	430
Other long-term liabilities	2,519	2,517
Total liabilities	28,581	27,943
Minority interest	311	304
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,786,184 and 45,786,184 issued and outstanding	46	46
Additional paid-in capital	426,922	426,141
Accumulated deficit	(327,598)	(323,053)
Accumulated other comprehensive loss	(11,685)	(13,780)
Total stockholders’ equity	87,685	89,354
Total liabilities and stockholders’ equity	$116,577	$117,601

(1) Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended
	December 31,
	2008	2007

Revenue:
Software	$5,310	$4,854
Hardware	4,803	4,182
Service	6,188	6,397
Total revenue	16,301	15,433

Cost of revenue:
Software	1,039	212
Hardware	2,421	2,367
Service	2,092	2,571
Amortization of acquired developed technology and patents	593	602
Total cost of revenue	6,145	5,752
Gross profit	10,156	9,681

Operating expenses:
Sales and marketing	5,010	6,899
Research and development	4,787	4,753
General and administration	3,427	3,114
Restructuring expense (net of adjustments)	—	(73)
Amortization of acquired intangible assets	41	41
Total operating expenses	13,265	14,734
Loss from operations	(3,109)	(5,053)

Other income (expense):
Interest income, net	810	1,620
Other income (expense), net	(2,316)	(477)
Total other income (expense), net	(1,506)	1,143
Loss before income tax and minority interest	(4,615)	(3,910)
Income tax provision	(29)	(43)
Minority interest	99	6
Net loss	$(4,545)	$(3,947)
Basic and diluted net loss per share	$(0.10)	$(0.09)
Shares used to compute basic and diluted net loss per share	45,786	45,741

Other comprehensive income (loss):
Net Loss	(4,545)	$(3,947)
Unrealized gain (loss) on short-term investments, net	152	(924)
Foreign currency translation gain	1,943	477
Comprehensive loss	$(2,450)	$(4,394)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,545)	$(3,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of fixed assets	375	469
Amortization of acquired developed technology and patents	593	602
Unrealized foreign exchange loss	1,811	362
Amortization of acquired intangible assets	41	41
Stock-based compensation expense	891	772
Loss on disposal of property and equipment	10	21
Minority interest in ActivIdentity Europe S.A	(99)	(6)
Changes in:
Accounts receivable	335	1,297
Inventories	189	(32)
Prepaid and other current assets	(2,772)	343
Long-term income taxes receivable	2,701	—
Accounts payable	598	(755)
Accrued compensation and related benefits	(271)	(571)
Accrued restructuring liability	(148)	(225)
Accrued and other liabilities	77	945
Deferred revenue	511	1,063
Net cash provided by operating activities	297	379

Cash flows from investing activities:
Purchases of property and equipment	(28)	(55)
Purchases of short-term investments	—	(23,062)
Proceeds from sales and maturities of short-term investments	3,025	26,805
Restricted cash	(1,354)	—
Other long-term assets	(1)	1
Net cash provided by investing activities	1,642	3,689

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	—	25
Effect of exchange rate changes on cash and cash equivalents	108	(6)
Net increase in cash and cash equivalents	2,047	4,087
Cash and cash equivalents, beginning of period	70,173	30,639
Cash and cash equivalents, end of period	$72,220	$34,726

Supplemental disclosures:
Cash paid for income taxes	$24	$82

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivIdentity Corporation (the “Company”) and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated balance sheet as of December 31, 2008, and statements of operations and comprehensive losses and cash flows for the three months ended December 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2009.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  There have been no significant changes in the Company’s critical accounting policies that were disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than as described below.

Fair Value Measurements - The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities,  which affected the Company’s accounting for financial assets and liabilities (see Note 3 – Fair Value Measurements).

Restricted Cash - Under the terms of a software development contract with a customer, the Company provides a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At December 31, 2008, restricted cash, classified as non-current, includes $1.4 million of financial guarantees secured by a term deposit.

Reclassifications

Certain reclassifications of previously reported information have been made to conform to current period presentation.

Professional services revenue, and related costs of revenue, that are not essential to the functionality of software have been reclassified from software revenue and combined with maintenance and support revenue to create a new caption of service revenue, and related costs of revenue, on the consolidated statement of operations, effective the quarter ended September 30, 2008. This reclassification had no net effect on gross revenues, gross costs of revenue, or gross profit. For comparative purposes, $1.1 million of revenues and $0.7 million of costs of revenue have been reclassified for the three months ended December 31, 2007, to conform to the revised presentation.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company adopted SFAS No. 157 on October 1, 2008, for financial assets and liabilities (see Note 3 – Fair Value Measurements).  The Company has elected to adopt SFAS No. 157 for non-financial assets and liabilities on October 1, 2009, in accordance with FASB Staff Position (FSP) No. 157-2.  The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

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

3. Fair Value Measurements

Effective October 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules.  SFAS No. 157 also requires expanded disclosures related to fair value measurements.  In February 2008, the FASB approved FSP No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments.  The Company elected the delayed adoption for the portions of SFAS No. 157 impacted by FSP No. 157-2.  The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of October 1, 2008, in situations where the market is not active.  The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of December 31, 2008, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Most of the Company’s financial instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of instruments valued based on quoted market prices in active markets include cash, term deposits, money market funds, and U.S. Treasury securities which are classified within Level 1 of the fair value hierarchy.  Financial instruments valued based on other observable inputs include corporate notes and bonds which are classified within Level 2 of the fair value hierarchy.

Financial instruments valued based on unobservable inputs include auction rate securities (ARS).  Such instruments are classified within Level 3 of the fair value hierarchy.  The Company estimates the fair value of these ARS using a discounted cash flow model incorporating assumptions regarding expected cash flows, liquidity risk, default risk, recovery risk, and interest rate risk (see Note 4 – Investments for additional discussion).

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, as presented on the Company’s condensed consolidated balance sheet were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$10,155	$—	$—	$10,155
Money market funds / U.S. Treasuries	62,065	—	—	62,065
Total short-term cash and cash equivalents	72,220	—	—	72,220
Long-term restricted cash (term deposits)	1,381	—	—	1,381
Short-term investments:
Corporate notes and bonds	—	3,228	—	3,228
Auction rate securities	—	—	3,553	3,553
Total short-term investments	—	3,228	3,553	6,781
Long-term investments:
Auction rate securities	—	—	11,752	11,752
Total financial assets under SFAS No. 157	$73,601	$3,228	$15,305	$92,134

Changes in the Company’s Level 3 assets for the three months ended December 31, 2008 were as follows (in thousands):

Level 3
Aggregate estimated fair value of Level 3 securities at September 30, 2008	$15,438
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	(133)
Transfers in (out) of Level 3	—
Aggregate estimated fair value of Level 3 securities at December 31, 2008	15,305

4. Investments

Investments consist of corporate notes and bonds and ARS.  All investments are classified as available-for-sale and are recorded at fair value.

During fiscal 2008, the Company reclassified $33.0 million at cost of investments in certain ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008. Based on a review of the underlying valuation assumptions for the period ended December 31, 2008, no change in the fair value of long-term ARS was recorded during the period and no settlement activity occurred on the underlying holdings.  At December 31, 2008, the carrying value remains $11.8 million.  Contractual maturity for these investments range from 2025 to 2052 and these investments are presently not liquid. The Company also holds $3.6 million of Closed-end Mutual Fund ARS which remain valued at par and are classified as short term investments. The Company has not reclassified these investments since $12.4 million of ARS, representing formerly held Closed-end Mutual Fund and Taxable Municipal ARS investments, were called at par during the last fifteen months.  Based on this recent evidence of liquidity, the Company continues to classify the remaining $3.6 million Closed-end Mutual Fund ARS investments as short-term. However, future changes in the market regarding these securities may result in reclassifications in future periods.

ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), Closed-end Mutual Funds, Derivative Product Companies, and Student Loans. Uncertainty in the financial markets has affected the liquidity of the Company’s ARS holdings and has resulted in a significant increase in the risks related to the ARS investments classified as long-term.

Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions since August of 2007 have, in most cases, resulted in revised estimates of fair value that are less than par. The Company has reviewed those investments classified as long-term and has valued the holdings accordingly using a discounted cash flow methodology.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as either “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) section of stockholders equity in the balance sheet. This type of unrealized loss does not affect net income (loss) for the applicable accounting period. However, an other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost and the term of the illiquid position. In addition, the financial condition and near-term prospects of the issuer, the composition of any underlying assets in the holdings, and the Company’s intent and ability to hold the investment for a period of time that would allow for a liquidity event to take place are also factors taken into consideration in the Company’s valuation analysis.

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

While the Company has used what it believes to be an appropriate valuation model for these securities and has fully attempted to incorporate all known and significant risk factors into the analysis, the Company makes many estimates and assumptions when assessing the value of these securities. Accordingly, assumptions regarding expected cash flows, liquidity risk, default risk and related recovery risk, interest rate risk, and other risk factors are all considerations in the analysis and valuation of the Company’s ARS holdings. These estimates are also based on market and economic conditions, which are currently in a state of crisis and heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions.

The Company believes it has made reasonable judgments in its valuation exercise. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of these securities, or other securities that make up the investment portfolio.

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of December 31, 2008, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan (2004 Plan). As of December 31, 2008, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which, 9.1 million shares were subject to outstanding awards and 3.5 million shares were available for future grants under the Company’s 2004 Plan.

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

In August 2002, the Company’s stockholders approved the 2002 Stock Option Plan (2002 Plan) and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on the NASDAQ Global Market on the date of grant.  In August 2004, the Company’s stockholders approved the 2004 Plan. The 2004 Plan replaced the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, restricted stock units, stock appreciation rights, and cash awards.  In February 2007, the Company’s stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

For options granted in 2000 and later, the option plans prohibit residents of France employed by the Company from selling their shares prior to the fourth anniversary from the date of grant.

Periodically, the Company has issued equity inducement grants as permitted under the NASDAQ Marketplace Rules to certain officers under a plan that has not been presented to the Company’s stockholders for approval.  Although the options were granted outside of the 2004 Plan, they are governed in all respects by the terms and conditions of that plan as if granted thereunder.

Activity under the Company’s stock equity plans, including the inducement grants and excluding any current period modifications of previously issued awards, was as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2008	10,948,100	$3.93	$160
Granted	976,000	1.58
Exercised	—	—
Forfeited	(910,076)	5.26
Outstanding at 12/31/2008	11,014,024	$3.61	$227
Exercisable at 12/31/2008	3,274,043	$5.58	$—

Stock options outstanding and exercisable as of December 31, 2008, were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.25 - $2.18	2,953,000	6.50	$1.98	—	$—
$ 2.19 - $2.92	3,211,500	6.58	2.52	—	—
$ 2.93 - $4.35	1,794,357	5.59	3.90	1,115,417	3.89
$ 4.36 - $6.42	1,451,685	5.48	4.78	724,062	4.91
$ 6.43 - $9.99	1,603,482	4.68	7.41	1,434,564	7.23
	11,014,024	5.98	$3.61	3,274,043	$5.58

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

Activity for the Company’s restricted stock and restricted stock units, excluding any current period modifications, was as follows:

Unvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	136,723	$4.00
Granted	—	—
Vested	(60,899)	3.87
Cancelled	—	—
Unvested at December 31, 2008	75,824	$4.11

Valuation and Expense Information under SFAS 123(R)

The Company bases its weighted-average fair value of stock-based compensation to employees generally on the single option valuation approach. Forfeitures are estimated and assumes no dividends will be declared. The Company generally amortizes estimated fair value of stock-based compensation awards to employees using the straight-line method over the vesting period of the options.  Below are the ranges of assumptions used for new grants during the respective quarters (data excludes assumptions for the revaluation of modified grants of previously issued awards):

	Three Months Ended
	December 31,
	2008	2007
Risk-free interest rate	2.2% - 2.8%	3.5% - 4.2%
Expected life (years)	4.8 - 5.4	4.8 - 5.2
Dividend yield	0.0%	0.0%
Expected volatility	42.2% - 42.8%	40.2% - 40.4%
Weighted average expected volatility	42.6%	40.4%
Weighted average estimated forfeiture rate	33.3%	41.4%

In connection with the termination of Yves Audebert, President and Chief of Engineering, on November 14, 2008, the Company accelerated the vesting and extended the period to exercise his unvested options and restricted stock units in accordance with the Severance Agreement and Release, resulting in a modification of previously issued awards.  In accordance with SFAS 123(R), total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied.  As Mr. Audebert’s unvested awards would have been forfeited upon his termination without the modification, the fair value of the awards was re-measured at the modification date using the single option valuation approach with the appropriate assumptions for the modified awards and recognized as stock based compensation expense during the quarter ended December 31, 2008.  All previous stock based compensation expense for unvested awards based on the grant date fair values was reversed during the quarter.  The net expense was not significant for the period.

The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under SFAS 123(R) for the three months ended December 31, 2008 and 2007, which was allocated as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Cost of sales—hardware	$6	$17
Cost of sales—service *	50	65
Stock-based compensation expense included in cost of sales	56	82
Research and development	280	222
Sales and marketing	153	170
General and administrative	402	298
Stock-based compensation expense included in operating expenses	835	690
Total stock-based compensation expense	$891	$772

*                 Certain amounts have been reclassified in prior years from cost of sales—software to conform to the current year’s presentation.

As of December 31, 2008, total unrecognized compensation costs related to non-vested stock options, restricted stock, and restricted stock units was $5.9 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.6 years. The weighted average grant date fair value of options newly granted during the three months ended December 31, 2008 and 2007 was $0.65 and $1.72, respectively.

6. Accounts Receivable and Customer Concentration

Accounts receivable from significant customers in excess of 10% of total account receivable for the respective periods are summarized as follows:

	December 31,	September 30,
	2008	2008
Customer C	*	11%

* Customer accounted for less than 10%

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended December 31,
	2008	2007
Customer A	*	12%
Customer B	11%	13%

* Customer accounted for less than 10%

7. Inventories, net

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2008	2008
Components, gross	$1,146	$1,184
Reserve for excess and obsolete	(365)	(438)
Components, net	781	746
Finished goods, gross	1,003	1,271
Reserve for excess and obsolete	(215)	(257)
Finished goods, net	788	1,014
Total inventory, net	$1,569	$1,760

8. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2008	Additions	December 31, 2008
Gross Carrying Amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	3,999	—	3,999
Other intangible assets at cost	21,321	—	21,321
Accumulated Amortization
Acquired developed technology	(13,793)	(426)	(14,219)
Customer relationships	(1,887)	(41)	(1,928)
Patents	(1,491)	(167)	(1,658)
Total accumulated amortization	(17,171)	$(634)	(17,805)
Other intangible assets, net	$4,150		$3,516

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Based on a review of events and circumstances at December 31, 2008, no indicators of impairment were identified.  The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships
2009 (remaining 9 months)	$1,574	$100
2010	666	—
2011	666	—
2012	510	—
	$3,416	$100

9. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	December 31,
	2008	2007
Numerator:
Net loss	$(4,545)	$(3,947)
Denominator:
Weighted average number of shares outstanding	45,786	45,741
Basic net loss per share	$(0.10)	$(0.09)
Diluted net loss per share	$(0.10)	$(0.09)

For the above periods, the Company had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. At December 31, 2008 and 2007, approximately 11.3 million and 7.5 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units, and warrants, were excluded from the determination of diluted net loss per share as the effect of such shares was anti-dilutive.

10. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,	Payments
2009 (remaining 9 months)	2,688
2010	2,802
2011	1,121
Thereafter	—
$6,611

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses.

Gross rent expense under all operating leases was $0.7 million and $0.8 million, respectively, for the three months ended December 31, 2008 and 2007.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at December 31, 2008 or September 30, 2008.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at December 31, 2008 or September 30, 2008.

11. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total

Three months ended December 31, 2008
Total revenue	$7,387	$7,191	$1,723	$16,301
Capital expenditures	14	14	—	28
Depreciation and amortization of fixed assets	224	86	65	375

Three months ended December 31, 2007
Total revenue	$6,410	$8,144	$879	$15,433
Capital expenditures	(8)	45	18	55
Depreciation and amortization of fixed assets	232	107	130	469

December 31, 2008
Long-lived assets	$4,842	$707	$1,300	$6,849
Total assets	95,690	15,190	5,697	116,577

September 30, 2008
Long-lived assets	$5,221	$3,680	$1,871	$10,772
Total assets	98,986	14,215	4,400	117,601

For the three months ended December 31, 2008, sales to customers in the United States and France accounted for 41% and 11% respectively, of the Company’s total revenue.  For the three months ended December 31, 2007, sales to customers in the United States, France, and the United Kingdom accounted for 29%, 15%, and 11%, respectively, of the Company’s total revenue.  No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

12. Subsequent Event

On January 28, 2009, the Company filed its definitive proxy statement relating to the 2009 Annual Meeting of Stockholders. The 2009 Annual Meeting will be held at the Company’s corporate headquarters in Fremont, California at 10:00 a.m. local time on Wednesday, March 25, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed.  We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

OVERVIEW

ActivIdentity Corporation (“we”, “us”, or the “Company”) is a provider of digital identity assurance solutions for the enterprise, government, healthcare, and financial services markets worldwide for employer-to-employee, business-to-customer and government-to-citizen solutions. Trusted identity is the core of the ActivIdentity platform enabling security for data, networks, applications, passwords and credentials, web, email and documents, transactions, and converged security.

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

Our Strategy:  In 2008, we experienced significant turnover among members of the Board of Directors and executive officers. As a result of these changes, we essentially have a new Board and management team, and they continue to assess our strategic focus and priorities. In connection with this assessment, the Board is expected to consider a number of potential actions over the next 12 months, including a potential return of capital to stockholders, either through a stock repurchase plan or special dividend, acquisitions or divestitures of assets and product lines to reorganize the Company in line with its strategic focus, and further restructurings of our operations. Any of these actions could significantly affect our operations, financial results, prospects and stock price.

Industry Outlook:  We believe the digital identity market is a rapidly emerging global industry, driven by new government regulations, growing awareness of the risks of identity theft, and the growth in electronic commerce. While the industry is still in the early stage of development, industry-wide standards are evolving. A significant element of our business model is premised on the smart card becoming a common access platform for protecting an organization’s assets, including network infrastructures, employees, customers, and confidential data. Issues driving industry growth and standardization are often unique across our target customer base, especially in international locations. We continue to monitor the evolution of the digital identity market and adapt products and services to best position the Company to realize competitive advantage. Additional challenges and risks that our product lines face include, but are not limited to: price and product feature competition, evolving technological change in the network security market, and risk of bugs and other errors in the software.

Financial Performance Indicators:  We have a long and often complicated sales cycle and are dependent on a relatively small number of large deals, which can result in significant revenue fluctuations between periods. The typical sales cycle is six to nine months for an enterprise customer and over twelve months for a network service provider or government agency. As a result, in addition to monitoring financial performance based on reported revenues, management analyzes the probability of future transactions in the open deal pipeline when assessing financial condition and operating performance. Trends in deferred revenues, maintenance renewal contracts, and customer, geographic, or product mix are also integral to management’s decision making process.

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

SIGNIFICANT EVENTS

During the quarter ended December 31, 2008, the following items impacted our net loss:

•                  Severance expense – Continued business realignment in accordance with our revised strategic initiatives resulted in reducing net headcount during the quarter by 15 employees or 6% to 245 at December 31, 2008.  Severance expense for the quarter amounted to $1.5 million.

•                  Foreign exchange losses – For the quarter ended December 31, 2008, we recorded a loss on foreign exchange of $2.3 million through our consolidated statement of operations.  The losses primarily occurred from the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of local entities.  The continued strengthening of the U.S. dollar, specifically against the Australian dollar and British pound, was the driving factor in the recorded losses.

RESULTS OF OPERATIONS

Certain prior periods’ revenue and cost of revenue have been reclassified to conform to the current period’s presentation. See further discussion of reclassified amounts in Note 1 — Basis of Presentation to the consolidated financial statements.

REVENUE

Revenue by Product Type

Total revenue, period-over-period changes and mix by product type were as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
Software	$5,310	$4,854	$456	9%
Hardware	4,803	4,182	621	15%
Service	6,188	6,397	(209)	-3%
Total revenue	$16,301	$15,433	$868	6%
Product Mix:
Software	33%	31%
Hardware	29%	27%
Service	38%	42%
	100%	100%

Our business has varying revenue streams, each of which has different characteristics including its recurring nature, transactional pricing, and volume characteristics. Software revenue is driven by irregularly occurring and unpredictable orders of significant size that are dependent on the closing of the transactions and can result in significant variances period over period. As hardware revenue is generally coincident with the sale of software products, the variability in software revenue is the driving factor in the fluctuations of hardware revenue, although timing of hardware sales may lag the initial sale of related software. Maintenance revenue, the most significant component of service revenue, is tied directly to the installed base of customers, which fluctuates with the ability to attract new customers and the level of renewal activity with existing customers. The timing of closure of software transactions in the pipeline is the single most relevant factor in the Company’s recorded revenue.

Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of software. The $0.5 million increase, year-over-year, in software revenue for the quarter ended December 31, 2008, was primarily driven by increased professional services revenue on a large software development project for the State of Queensland, Australia for the issuance of smart card driver’s licenses.  Software product revenue remained relatively flat between periods with product mix variances impacted primarily by the timing of deal closures.

Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement sales of related software products. The $0.6 million increase, year-over-year, in hardware revenue for the quarter ended December 31, 2008, was the result of increased token sales in the Europe and Asia Pacific banking sectors.

Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting.   Service revenue decreased 3% for the quarter ended December 31, 2008, year-over-year, as a larger percentage of total professional service hours billed during the quarter were related to customized software projects and were thus classified as software revenue.

Revenue by Geography

Period-over-period changes in revenue by geography and as a percentage of total revenue, was as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
North America	$7,387	$6,410	$977	15%
Europe	7,191	8,144	(953)	-12%
Asia Pacific	1,723	879	844	96%
Total revenue	$16,301	$15,433	$868	6%
Geographic Mix:
North America	45%	41%
Europe	44%	53%
Asia Pacific	11%	6%
	100%	100%

North America revenue increased $1.0 million for the quarter ended December 31, 2008, year-over-year, as a $1.7 million increase in software revenue was offset by a $0.5 million decrease in hardware revenue.  Software revenue increases were driven by the closing of several large client middleware solutions contracts.  Hardware revenue decreased as a significant, non-recurring transaction to sell smart cards to a Canadian telecommunications company occurred in the first quarter of fiscal 2008.

Europe revenue fell $1.0 million for the quarter ended December 31, 2008, year-over-year, as increased token sales of $0.8 million in the banking sector were offset by decreased software revenue of $1.6 million.  The decrease in software revenue was primarily attributable to the timing of deal closures.

Asia Pacific revenue was up significantly year-over-year due primarily to the smart card driver’s license contract in Queensland, Australia and stronger token sales in the banking sector.

COST OF REVENUE

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
Software	$1,039	$212	$827	390%
As a percentage of software revenue	20%	4%
Hardware	$2,421	$2,367	54	2%
As a percentage of hardware revenue	50%	57%
Service	$2,092	$2,571	(479)	-19%
As a percentage of service revenue	34%	40%
Amortization of acquired developed technology and patents	593	602	(9)	-1%
Total cost of revenue	$6,145	$5,752	$393	7%

Cost of Software Revenue

Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The $0.8 million increase, year-over-year, in software cost of revenue for the quarter ended December 31, 2008, was primarily driven by increased professional services costs incurred on a large software development project for the State of Queensland, Australia for the issuance of smart card driver’s licenses.  Margins were adversely impacted as professional services revenue has significantly more direct costs than traditional product software sales.

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

Hardware margins improved for the quarter ended December 31, 2008, year-over-year, due to the increase in token sales which generally have higher margins than readers and smart cards.

Cost of Service Revenue

Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting.  Cost of service revenue decreased for the three months ended December 31, 2008, year-over-year, as we revised downward our overhead allocation rates to maintenance and professional services during on our annual budgeting review process.  The lower allocation rates are in line with our cost reduction strategies that are intended to reduce overhead expenses as we realign our business model.  In addition, a greater percentage of total professional service hours were allocated to software cost of revenue as the hours were incurred on the development of customized software projects.  Service margins improved as less overhead expenses were absorbed into cost of revenue based on the revised allocation rates.

Amortization of Acquired Developed Technology and Patents

Amortization of acquired developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from third parties.  Current period amortization variances are insignificant and consistent with our scheduled amortization.

OPERATING EXPENSES

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of revenue recognition can cause significant variations in operating results across periods.

Sales and marketing

Sales and marketing expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2008	2007
Sales and marketing	$5,010	$6,899
Percentage change from comparable prior period	-27%
As a percentage of net revenue	31%	45%
Headcount, end of period	80	107

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses for the quarter ended December 31, 2008, were down 27% year-over-year on reduced compensation costs associated with the headcount reductions of 25%.

Research and development

Research and development expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2008	2007
Research and development	$4,787	$4,753
Percentage change from comparable prior period	1%
As a percentage of net revenue	29%	31%
Headcount, end of period	105	127

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and allocations of facilities and information technology costs.  Significant research and development expenses are absorbed into service cost of goods sold to reflect sustaining engineering efforts.

Research and development expenses were relatively flat over the same quarter in the prior year as reduced compensation costs associated with headcount reductions were offset by increased severance expense.  Additionally, allocation rates used to absorb research and development expenses to costs of revenue on sustaining engineering and other professional services projects were reduced during the quarter as a result of the reduction in allocation rates driven by forecasted cost reductions for overhead costs in fiscal 2009.

General and administration

General and administration expense and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2008	2007
General and administration	$3,427	$3,114
Percentage change from comparable prior period	10%
As a percentage of net revenue	21%	20%
Headcount, end of period	38	44

General and administration expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and allocations of facilities and information technology costs.

General and administration expenses increased $0.3 million over the same quarter in the prior year primarily as a result of a change in the manner that executive officer and board of directors’ costs of $0.3 million for the quarter were allocated, such that all amounts were allocated to general and administration instead of other cost centers for the period ended December 31, 2008.  Management believes these costs are properly reported as general and administration.

INTEREST INCOME

Interest income and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2008	2007
Interest income	$810	$1,620
Percentage change from comparable prior period	-50%
As a percentage of net revenue	5%	10%

Interest income consists of interest on our cash, cash equivalents, restricted cash, and investments.  Since the quarter ended December 31, 2007, we have transferred a significant portion of our investment portfolio into cash and cash equivalents.  The decrease in interest income for the quarter ended December 31, 2008, year-over-year, was attributable to a migration of the portfolio to lower yielding investments, decreases in market interest rates over the prior year, and the overall reduction in the cash, equivalents, and investments portfolio from the usage of cash in operating activities.

OTHER INCOME (EXPENSE), NET

Other income (expense) and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2008	2007
Other income (expense)	$(2,316)	$(477)
Percentage change from comparable prior period	386%
As a percentage of net revenue	14%	3%

Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of intercompany balances.  For the quarter ended December 31, 2008, strengthening of the U.S. dollar, specifically against the British pound and Australian dollar, resulted in foreign exchange losses of $2.3 million, primarily on the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of our foreign entities.

INCOME TAXES

The income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions based on estimates of annualized taxable income.  Income tax provision was approximately $29,000 and $43,000 for the three months ended December 31, 2008 and 2007, respectively. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets and we do not consider the generation of taxable income to realize their benefits to be more likely than not.

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

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes our cash, cash equivalents, restricted cash, and investments (dollars in thousands):

	December 31, 2008	September 30, 2008	Increase (Decrease)
Cash and cash equivalents	$72,220	$70,173	$2,047
Short-term investments	6,781	9,656	(2,875)
Long-term restricted cash	1,381	—	1,381
Long-term investments	11,752	11,752	—
	$92,134	$91,581	$553

The portfolio of cash, cash equivalents, restricted cash, and marketable securities is managed by several financial institutions.  The increase of $0.6 million was attributable primarily to $0.3 million of cash provided by operating activities and a $0.2 million unrealized gain on short-term investments.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.  From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products, or technologies.  A portion of our cash may be used to acquire or invest in complementary businesses, or to acquire products or to obtain the right to use complementary technologies.

The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)
Net cash provided by (used in) operating activities	$297	$379	$(82)
Net cash provided by (used in) investing activities	1,642	3,689	(2,047)
Net cash provided by financing activities	0	25	(25)

Operating Activities

For the quarter ended December 31, 2008, our net loss increased $0.6 million, year-over-year.  Adjustments to reconcile net loss to cash provided by operations provided additional benefit of $1.4 million, year-over-year, primarily due to an increase in unrealized foreign exchange losses.  Benefits to cash provided by operating activities derived from changes in the balance sheet decreased $0.9 million, year-over-year, primarily related to timing of receipts and payments and movements in the deferred revenue balances.  Net cash provided by operating activities remained relatively unchanged year-over-year.

Investing Activities

For the quarter ended December 31, 2008, net cash provided by investing activities decreased $2.0 million year-over-year as net proceeds from the purchasing and sale of short-term investments decreased $0.7 million and long-term deposits classified as restricted cash used an additional $1.4 million of cash.

ACCOUNTS RECEIVABLE, NET

The following table summarizes our accounts receivable, net (in thousands):

	December 31,	September 30,
	2008	2008	Increase (Decrease)
Accounts receivable, net	$11,382	$11,792	$(410)

Accounts receivable, net, declined $0.4 million or 3% at December 31, 2008, over September 30, 2008, primarily as a result of timing of collections.  Collection activity improved during the quarter as days sales outstanding (DSO) fell from 66 days at September 30, 2008, to 62 days at December 31, 2008.  Our DSO is primarily affected by timing of revenue transactions and collections performance.

DEFERRED REVENUE, NET

The following table summarizes our deferred revenue (in thousands):

	December 31, 2008	September 30, 2008	Increase (Decrease)
Service	$10,268	$9,589	$679
Product	2,404	2,560	(156)
Total	$12,672	$12,149	$523
Reported as:
Current	$11,368	$11,024	$344
Noncurrent	1,304	1,125	179
Total	$12,672	$12,149	$523

Deferred service revenue increased $0.7 million at December 31, 2008, primarily driven by the delayed annual renewal of a large government agency maintenance contract that was not finalized at September 30, 2008.  Deferred product revenue decreased as a significant period-end hardware sale deferred at September 30, 2008, was recognized in the three months ended December 31, 2008.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$6,611	$2,688	$3,923	$—	$—

(1)                     Represents remaining nine months of the 2009 fiscal year.

(2)                     Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses exclusive of expected sublease income of approximately $0.5 million.

Yves Audebert, President and Chief of Engineering, was terminated effective November 14, 2008.  In accordance with the terms of the severance agreement and release, dated December 17, 2008, We paid Mr. Audebert $142,500 severance, equal to six months base salary, $53,438 in satisfaction of his incentive bonus compensation for 2008, and $28,261 of accrued vacation.  As of December 31, 2008, all such payments were made in full.  In addition, vesting was accelerated on outstanding unvested stock options and restricted stock units, which represent the right to acquire a total of 326,042 and 36,731 additional shares of common stock, respectively.  The exercise period for vested options was extended until the earlier of eighteen months from the termination date or the contractual termination date of such options.

As of December 31, 2008, in accordance with the severance agreement and release between Thomas Jahn, former CEO, and ActivIdentity Corporation dated April 11, 2008, we remained obligated to pay Mr. Jahn $85,000, which amount will be paid in accordance with the agreement through April 15, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We adopted SFAS No. 157 on October 1, 2008, for financial assets and liabilities.  We have elected to adopt SFAS No. 157 for non-financial assets and liabilities on October 1, 2009, in accordance with FASB Staff Position (FSP) No. 157-2.  We are currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact of the provisions of SFAS No. 160 and will adopt this standard on October 1, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The above discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X.  We believe there are several accounting policies that are critical to understanding the consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates.  We have reviewed the critical accounting policies and their application in the preparation of the financial statements and related disclosures with the Audit Committee of the Board of Directors. The critical accounting policies and estimates are described below. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.  The following information should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2008.

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

For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with SOP 81-1. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as a component of software revenue on the statement of operations as the related project revenues, including both the license and service components, are less than 10% of total net revenues.  Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue.  Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimatable.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At December 31, 2008, and September 30, 2008, the balances of unbilled work-in-process on the books were not significant.

We have one ongoing reseller arrangement in which we earn a fixed percentage of license and maintenance revenue earned by the reseller from the end-user. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for maintenance renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for maintenance renewals in this arrangement. Accordingly, for the bundled sales of license and maintenance, the Company recognizes revenue on a straight-line basis over the term of the maintenance period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with our standard end-user pricing model. For the year ended September 30, 2008, $3.5 million or 18% of total software revenue and $4.0 million, or 16% of total service revenue, was allocated for this arrangement.

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

Loss Contingencies

We record loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 5 establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to profit and loss and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (“reserves for general contingencies”) are not permitted.

Restricted Cash

Under the terms of a software development contract with a customer, we provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At December 31, 2008, restricted cash, classified as non-current, includes $1.4 million of financial guarantees secured by a term deposit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements include:

•                  Fair Value Measurements

•                  Allowance for Doubtful Accounts

•                  Inventory Valuation

•                  Long-Lived Assets

•                  Other Intangible Assets

•                  Goodwill

•                  Restructuring Expense

•                  Hardware Sales Warranty Reserve

•                  Provision for Income Taxes

•                  Stock Based Compensation

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company is exposed to currency exchange fluctuations as it sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. dollars, euros, Australian dollars and British pounds.  A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to a loss of $2.3 million in the quarter ended December 31, 2008, and a loss of $0.5 million in the quarter ended December 31, 2007, as recorded in the consolidated statement of operations.

During the three months ended December 31, 2008, of total sales, approximately 72% were invoiced in U.S. dollars.  Although the Company purchases many components in U.S. dollars, approximately half of its expenses are denominated in other currencies, primarily in euros, Australian dollars and British pounds.  Because more revenue is U.S. dollar-denominated than expenses, a decline in the value of the U.S. dollar could adversely affect operating results.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents, and investment holdings. The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time these investments are made and may differ from the rates secured in the past.

At December 31, 2008, the Company held $72.2 million of cash and cash equivalents, $6.8 million in short-term investments, $1.4 million in long-term restricted cash, and $11.7 million in long-term investments for a total of $92.1 million.  Cash and cash equivalents consist primarily of cash, money-market funds, and U.S. Treasuries.  Short-term investments are primarily comprised of corporate notes and bonds and auction rate securities (ARS) associated with Closed-end Mutual Funds.  Long-term restricted cash consists of term deposits.  Long-term investments consist of ARS, associated with Collateralized Debt Obligations (CDO), Derivative Product Companies, and Student Loans.  Based on the cash, cash equivalents, restricted cash, and investments at December 31, 2008, a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest income and cash flows by approximately $0.3 million.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and accounts receivable. The Company maintains cash, cash equivalents, and restricted cash with high credit quality financial institutions and investments consist of U.S. government and government agency securities, term deposits, corporate notes and bonds, and ARS.

See Note 4 — Investments, in Part 1 — Item 1, Consolidated Financial Statements and Liquidity and Capital Resources for a description of recent market events that may effect the value of the investments in our portfolio and the liquidity of certain ARS that we hold as of December 31, 2008.  The Company believes it has made reasonable judgments in its valuation of investments. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of the securities that make up the investment portfolio.

The Company sells the majority of its products and services to a limited number of customers. If the financial conditions or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

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

The Company’s CEO and CFO evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not operating effectively because the material weakness in internal controls over financial reporting as discussed below for the year ended September 30, 2008, has not been fully remediated as of the quarter ended December 31, 2008.  In light of the material weakness, the Company performed analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.  Management determined that, pursuant to this definition, a material weakness existed in the Company’s internal control over financial reporting at September 30, 2008, and December 31, 2008, as follows:

•                  Revenue Recognition - The Company has controls in place to review significant revenue transactions and ensure revenue accounting is in accordance with the Company’s revenue recognition policy.  These controls were not effective during the year ended September 30, 2008, as their operation failed to ensure that all conditions required for revenue recognition were met.  During fiscal 2008, material revenue adjustments were required after the accounting close to properly defer revenue transactions in accordance with the Company’s revenue recognition policies.  In all cases, the adjustments were identified post-close and adjusting entries were recorded prior to issuance of the quarterly or annual reports.

Since September 30, 2008, management has undertaken further steps to remediate the above identified material weaknesses, including a reorganization of the revenue accounting and order management departments to consolidate related operations under a newly created Director of Sales Management and Analysis. In addition, a new Revenue Recognition Manager with extensive software industry background was hired. During fiscal year 2009, the Company intends to reengineer the order to cash process to streamline data flows and enhance the review and approval process for sales transactions.  While no material revenue adjustments were identified during the quarter ended December 31, 2008, the material weakness in internal control identified as of September 30, 2008 will not be considered effectively remediated until management completes its fiscal year 2009 annual internal control assessment.

(b) Changes in Internal Control over Financial Reporting: There was no change in internal control over financial reporting (as defined in Rules 13a—15(f) and 15(d)—15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, other than those activities described above.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether valid or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

ITEM 1A:  RISK FACTORS

Risk factors as discussed in Part I - Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, have not materially changed.  The risks discussed in the Annual Report on Form 10-K could materially affect the Company’s business, financial condition and future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known or that are currently deemed to be insignificant also may materially and adversely affect the Company’s business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Severance Agreement and Release between Yves Audebert and ActivIdentity Corporation dated December 17, 2008

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 9th day of February 2009.

ActivIdentity Corporation

By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer