Form 10-Q
period 2009-03-31
ACTIVIDENTITY CORP
filed 2009-05-11
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the Registrant had outstanding 45,813,129 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	September 30, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$76,485	$70,173
Short-term investments	3,527	9,656
Accounts receivable, net of allowance for doubtful accounts of $281 and $317	12,856	11,792
Inventories, net	1,048	1,760
Prepaid and other current assets	4,326	1,696
Total current assets	98,242	95,077
Restricted cash	1,367	—
Investments	11,752	11,752
Property and equipment, net	2,167	2,877
Other intangible assets, net	2,882	4,150
Other long-term assets	834	3,745
Total assets	$117,244	$117,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,439	$1,652
Accrued compensation and related benefits	5,874	5,935
Current portion of accrued restructuring liability	628	616
Accrued and other current liabilities	4,544	3,682
Current portion of deferred revenue	14,213	11,024
Total current liabilities	26,698	22,909
Deferred revenue, net of current portion	390	1,125
Accrued restructuring liability, net of current portion	673	962
Long-term deferred rent	292	430
Other long-term liabilities	2,410	2,517
Total liabilities	30,463	27,943
Minority interest	307	304
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,813,129 and 45,786,184 issued and outstanding	46	46
Additional paid-in capital	427,662	426,141
Accumulated deficit	(330,370)	(323,053)
Accumulated other comprehensive loss	(10,864)	(13,780)
Total stockholders’ equity	86,474	89,354
Total liabilities and stockholders’ equity	$117,244	$117,601

See accompanying notes to consolidated financial statements

(1)          Derived from Audited Consolidated Financial Statements

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue:
Software	$6,207	$4,083	$11,517	$8,937
Hardware	4,148	3,733	8,951	7,915
Service	5,775	5,815	11,963	12,212
Total revenue	16,130	13,631	32,431	29,064

Cost of revenue:
Software	1,142	87	2,181	299
Hardware	2,138	2,381	4,559	4,748
Service	1,891	2,868	3,983	5,439
Amortization of acquired developed technology and patents	593	593	1,186	1,195
Total cost of revenue	5,764	5,929	11,909	11,681
Gross profit	10,366	7,702	20,522	17,383

Operating expenses:
Sales and marketing	5,294	6,822	10,304	13,721
Research and development	3,505	4,663	8,292	9,416
General and administration	3,204	2,527	6,631	5,641
Restructuring expense (net of adjustments)	—	—	—	(73)
Amortization of acquired intangible assets	41	41	82	82
Impairment of goodwill	—	35,874	—	35,874
Total operating expenses	12,044	49,927	25,309	64,661
Loss from operations	(1,678)	(42,225)	(4,787)	(47,278)

Other income (expense):
Interest income, net	370	1,307	1,180	2,927
Other income (expense), net	(845)	(1,573)	(3,161)	(2,050)
Total other income (expense), net	(475)	(266)	(1,981)	877
Loss before income tax and minority interest	(2,153)	(42,491)	(6,768)	(46,401)
Income tax benefit (provision)	(624)	13	(653)	(30)
Minority interest	5	12	104	18
Net loss	(2,772)	$(42,466)	$(7,317)	$(46,413)
Basic and diluted net loss per share	(0.06)	$(0.93)	$(0.16)	$(1.01)
Shares used to compute basic and diluted net loss per share	45,798	45,773	45,792	45,757

Other comprehensive income (loss):
Net loss	$(2,772)	$(42,466)	$(7,317)	$(46,413)
Unrealized (loss) gain on short-term investment, net	—	91	152	(833)
Reclassification of unrealized loss on short-term investments	—	945	—	945
Foreign currency translation gain (loss)	819	(1,318)	2,764	(841)
Comprehensive loss	$(1,953)	$(42,748)	$(4,401)	$(47,142)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,317)	$(46,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets	691	891
Amortization of acquired developed technology and patents	1,186	1,195
Unrealized foreign exchange (gain)/loss	2,831	(1,117)
Amortization of acquired intangible assets	82	82
Stock-based compensation expense	1,631	1,367
Loss on disposal of property and equipment	59	43
Goodwill impairment charge	—	35,874
Investment impairment charge	—	2,992
Minority interest in ActivIdentity Europe S.A.	(104)	(18)
Changes in:
Accounts receivable	(1,472)	2,781
Inventories	611	126
Prepaid and other current assets	(2,453)	433
Long-term income taxes receivable	2,693	—
Accounts payable	(140)	(335)
Accrued compensation and related benefits	292	(341)
Accrued restructuring liability	(276)	(402)
Accrued and other liabilities	913	481
Deferred revenue	2,663	251
Net cash provided by (used in) operating activities	1,890	(2,110)

Cash flows from investing activities:
Purchases of property and equipment	(108)	(203)
Purchases of short-term investments	—	(37,245)
Proceeds from sales and maturities of short-term investments	6,125	67,842
Restricted cash	(1,340)	—
Other long-term assets	(1)	10
Net cash provided by (used in) investing activities	4,676	30,404

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	—	25
Net cash provided by (used in) financing activities	—	25

Effect of exchange rate changes on cash and cash equivalents	(254)	315
Net increase in cash and cash equivalents	6,312	28,634
Cash and cash equivalents, beginning of period	70,173	30,639
Cash and cash equivalents, end of period	$76,485	$59,273

Supplemental disclosures:
Cash paid (refund received) for income taxes	$34	$(38)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivIdentity Corporation (the “Company”) and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of September 30, 2008 which has been derived from audited financial statements, and the unaudited interim condensed consolidated balance sheet as March 31, 2009, and statements of operations and comprehensive losses and cash flows for the three and six months ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. All inter-Company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2009.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  There have been no significant changes in the Company’s critical accounting policies from those that were disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than as described below.

Fair Value Measurements — Effective October 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities,  which affected the Company’s accounting for financial assets and liabilities (see Note 3 — Fair Value Measurements).

Restricted Cash - Under the terms of a software development contract with a customer, the Company provides a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At March 31, 2009, restricted cash, classified as non-current, included $1.4 million of financial guarantees secured by a term deposit.

Reclassifications

Certain reclassifications of previously reported information have been made to conform to current period presentation.

Professional services revenue, and related costs of revenue, that are not essential to the functionality of software have been reclassified from software revenue and combined with maintenance and support revenue to create a new caption of service revenue, and related costs of revenue, on the consolidated statement of operations, effective the quarter ended September 30, 2008. This reclassification had no net effect on gross revenues, gross costs of revenue, or gross profit. For comparative purposes, $1.0 million and $2.1 million of revenues and $0.7 million and $1.4 million of costs of revenue have been reclassified for the three and six months ended March 31, 2008, to conform to the revised presentation.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company adopted SFAS No. 157 on October 1, 2008, for financial assets and liabilities (see Note 3 — Fair Value Measurements).  The Company has elected to adopt SFAS No. 157 for non-financial assets and liabilities beginning on October 1, 2009, in accordance with FASB Staff Position (FSP) No. 157-2.  The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value

Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP 157-4 are effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected within  a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for the Company’s interim reporting period ending on June 30, 2009.  The Company is currently evaluating the impact that FSP 107-1 and APB 28-1 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on its consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of October 1, 2008, in situations where the market is not active.  The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of March 31, 2009, and the impact was not material.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of March 31, 2009, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

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

Most of the Company’s financial instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The types of instruments valued based on quoted market prices in active markets include cash, term deposits, money market funds, and U.S. Treasury securities which are classified within Level 1 of the fair value hierarchy.

Financial instruments valued based on unobservable inputs include auction rate securities (ARS).  Such instruments are classified within Level 3 of the fair value hierarchy.  The Company estimates the fair value of these ARS using a discounted cash flow model incorporating assumptions regarding expected cash flows; liquidity risk, default risk, recovery risk, and interest rate risk (see Note 4 — Investments for additional discussion).

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, as presented on the Company’s condensed consolidated balance sheet were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$11,107	$—	$11,107
Money market funds / U.S. Treasuries	65,378	—	65,378
Total short-term cash and cash equivalents	76,485	—	76,485
Long-term restricted cash (term deposits)	1,367	—	1,367
Short-term investments:
Auction rate securities	—	3,527	3,527
Total short-term investments	—	3,527	3,527
Long-term investments:
Auction rate securities	—	11,752	11,752
Total financial assets under SFAS No. 157	$77,852	$15,279	$93,131

Changes in the Company’s Level 3 assets for the three months ended March 31, 2009 were as follows (in thousands):

Level 3
Aggregate estimated fair value of Level 3 securities at September 30, 2008	$15,438
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	(133)
Transfers in (out) of Level 3	—
Aggregate estimated fair value of Level 3 securities at December 31, 2008	$15,305
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	—
Transfers in (out) of Level 3	(26)
Aggregate estimated fair value of Level 3 securities at March 31, 2009	$15,279

4. Investments

During fiscal 2008, the Company reclassified $33.0 million at cost of investments in certain ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008. Based on a review of the underlying valuation assumptions for the period ended March 31, 2009, no change in the fair value of long-term ARS was recorded during the period and no settlement activity occurred on the underlying holdings.  At March 31, 2009, the carrying value remained $11.8 million.  Contractual maturity for these investments range from 2025 to 2052 and these investments are presently not liquid. The Company also holds $3.5 million of Closed-end Mutual Fund ARS which remain valued at par and are classified as short-term investments. The Company has not reclassified these investments since $12.4 million of ARS, representing formerly held Closed-end Mutual Fund and Taxable Municipal ARS investments, were called at par during the last eighteen months.  Based on this recent evidence of liquidity, the Company continues to classify the remaining $3.5 million Closed-end Mutual Fund ARS investments as short-term. However, future changes in the market regarding these securities may result in reclassifications in future periods.

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of March 31, 2009, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan (2004 Plan). As of March 31, 2009, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which 8.9 million shares were subject to outstanding awards and 3.7 million shares were available for future grants under the 2004 Plan.

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

Activity under the Company’s stock equity plans, including the inducement grants and excluding any current period modifications of previously issued awards, was as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2008	10,948,100	$3.93	$160
Granted	976,000	1.58
Exercised	—	—
Forfeited	(910,076)	5.26
Outstanding at 12/31/2008	11,014,024	$3.61	$227
Granted	199,000	2.13
Exercised	—	—
Forfeited	(399,020)	3.78
Outstanding at 3/31/2009	10,814,004	$3.58	$475
Exercisable at 3/31/2009	3,305,687	$5.54	$—

Stock options outstanding and exercisable as of March 31, 2009, were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.45 - $2.18	3,075,000	6.28	$1.98	—	$—
$2.19 - $2.92	3,135,500	6.34	2.52	6,750	2.92
$2.93 - $4.35	1,654,853	5.38	3.89	1,132,866	3.87
$4.36 - $6.42	1,370,544	5.23	4.80	754,630	4.91
$6.43 - $9.99	1,578,107	4.45	7.41	1,411,441	7.22
	10,814,004	5.76	$3.58	3,305,687	$5.54

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

Activity for the Company’s restricted stock and restricted stock units, excluding any effects of grant modifications, was as follows:

Unvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	136,723	$4.00
Granted	—	—
Vested	(60,899)	3.87
Cancelled	—	—
Unvested at December 31, 2008	75,824	$4.11
Granted	—	—
Vested	(30,000)	2.90
Cancelled	—	—
Unvested at March 31, 2009	45,824	$4.91

Valuation and Expense Information under SFAS 123(R)

The Company bases its weighted-average fair value of stock-based compensation to employees generally on the single option valuation approach. Forfeitures are estimated and the Company assumes no dividends will be declared. The Company generally amortizes estimated fair value of stock-based compensation awards to employees using the straight-line method over the vesting period of the options.  Below are the ranges of assumptions used for new grants during the respective quarters (data excludes assumptions for the revaluation of modified grants of previously issued awards):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Risk-free interest rate	1.5% - 1.8%	2.4% - 2.9%	1.5% - 2.8%	2.4% - 4.2%
Expected life (years)	4.8 – 6.1	4.8 – 5.4	4.8 – 6.1	4.8 – 5.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.5% - 50.4%	39.7% - 40.3%	42.2% - 50.4%	39.7% - 40.4%
Weighted average expected volatility	50.3%	40.2%	43.9%	40.3%
Weighted average estimated forfeiture rate	18.0%	36.3%	30.7%	38.8%

The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under SFAS 123(R) for the three and six months ended March 31, 2009 and 2008, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of sales—Hardware	$5	$17	$11	$34
Cost of sales—Service*	33	34	83	99
Stock-based compensation expense included in cost of sales	38	51	94	133
Research and development	176	187	456	409
Sales and marketing	164	161	317	331
General and administrative	362	196	764	494
Stock-based compensation expense included in operating expenses	702	544	1,537	1,234
Stock-based compensation expense related to employee stock options	$740	$595	$1,631	$1,367

*                 Certain amounts have been reclassified in prior years from cost of sales—software to conform to the current year’s presentation.

As of March 31, 2009, total unrecognized compensation costs related to non-vested stock options, restricted stock, and restricted stock units was $5.1 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.5 years. The weighted average grant date fair value of options newly granted during the three and six months ended March 31, 2009 was $0.94 and $0.70, respectively, and for the three and six months ended March 31, 2008 was $1.34 and $1.53, respectively.

6. Accounts Receivable and Customer Concentration

Accounts receivable from significant customers in excess of 10% of total account receivable for the respective periods are summarized as follows:

	March 31,	September 30,
	2009	2008
Customer B	*	11%
Customer D	11%	*

* Customer accounted for less than 10%

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Customer A	*	*	*	10%
Customer C	*	14%	*	13%
Customer E	16%	*	*	*

* Customer accounted for less than 10%

7. Inventories, net

Inventories consist of the following (in thousands):

	March 31,	September 30
	2009	2008
Components, gross	$1,050	$1,184
Reserve for excess and obsolete	(342)	(438)
Components, net	708	746
Finished goods, gross	542	1,271
Reserve for excess and obsolete	(202)	(257)
Finished goods, net	340	1,014
Total inventory, net	$1,048	$1,760

8. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2008	Additions	March 31, 2009
Gross carrying amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028		2,028
Patents	3,999		3,999
Other intangible assets at cost	21,321		21,321
Accumulated amortization
Acquired developed technology	(13,793)	(852)	(14,645)
Customer relationships	(1,887)	(82)	(1,969)
Patents	(1,491)	(334)	(1,825)
Total accumulated amortization	(17,171)	$(1,268)	(18,439)
Other intangible assets, net	$4,150		$2,882

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Based on a review of events and circumstances at March 31, 2009, no indicators of impairment were identified.  The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships
2009 (remaining 6 months)	$981	$59
2010	666	—
2011	666	—
2012	510	—
	$2,823	$59

9. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(2,772)	$(42,466)	$(7,317)	$(46,413)
Denominator:
Weighted average number of shares outstanding	45,798	45,773	45,792	45,757
Basic net loss per share	$(0.06)	$(0.93)	$(0.16)	$(1.01)
Diluted net loss per share	$(0.06)	$(0.93)	$(0.16)	$(1.01)

For the above periods, the Company had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. At March 31, 2009 and 2008, approximately 11.1 million and 7.2 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units, and warrants, were excluded from the determination of diluted net loss per share as the effect of such shares was anti-dilutive.

10. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,	Payments
2009 (remaining 6 months)	$1,895
2010	3,021
2011	1,121
Thereafter	—
$6,037

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses.

Gross rent expense under all operating leases was $0.7 and $1.4 million and $0.7 and $1.5 million, respectively, for the three and six months ended March 31, 2009 and 2008.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at March 31, 2009 or September 30, 2008.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at March 31, 2009 or September 30, 2008.

11. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total

Three months ended March 31, 2009
Total revenue	$7,371	$6,999	$1,760	$16,130
Capital expenditures	62	18	—	80
Depreciation of fixed assets	216	74	26	316

Six months ended March 31, 2009
Total revenue	$14,758	$14,190	$3,483	$32,431
Capital expenditures	76	32	—	108
Depreciation of fixed assets	440	160	91	691

Three months ended March 31, 2008
Total revenue	$5,420	$6,552	$1,659	$13,631
Capital expenditures	69	59	20	148
Depreciation of fixed assets	232	106	84	422

Six months ended March 31, 2008
Total revenue	$11,830	$14,696	$2,538	$29,064
Capital expenditures	61	104	38	203
Depreciation of fixed assets	464	213	214	891

March 31, 2009
Long-lived assets	$4,535	$621	$727	$5,883
Total assets	96,649	14,857	5,738	117,244

September 30, 2008
Long-lived assets	$5,221	$3,680	$1,871	$10,772
Total assets	98,986	14,215	4,400	117,601

For the three months ended March 31, 2009, sales to customers in the United States, France, and United Kingdom accounted for 45%, 10%, and 10% of the Company’s total revenue, respectively.  For the three months ended March 31, 2008, sales to customers in the United States, France, and the United Kingdom accounted for 36%, 16%, and 14%, respectively, of the Company’s total revenue. For the six months ended March 31, 2009, sales to customers in the United States, France, and United Kingdom accounted for 43%, 10%, and 9%, respectively. For the six months ended March 31, 2008, the United States, France, and the United Kingdom accounted for 32%, 16%, and 12%. No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

OVERVIEW

ActivIdentity Corporation (ActivIdentity, the “Company”, “we”, or “us”) is a global leader in strong authentication and credential management, providing solutions to confidently establish a person’s identity when interacting digitally. For more than two decades the Company’s experience has been leveraged by security-minded organizations in large scale deployments such as the U.S. Department of Defense, Nissan, and Saudi Aramco. The Company’s customers have issued over 100 million credentials, securing the holder’s digital identity. ActivIdentity solutions include a fully-integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, and intelligent citizen services.

Our products enable solutions for strong authentication utilizing a range of security methods and devices such as Smart Employee ID, for Enterprise that support the convergence of physical and logical identity through strong authentication with smart card lifecycle management, adding enterprise single sign on, and data encryption and digital signature; Smart Customer ID and Smart Citizen ID that supports Strong Authentication, Secure Information and Transactions.

ActivIdentity products include SecureLogin ® SSO, ActivClient™ smart card middleware, ActivID™ Credential Management System, 4TRESS™ Authentication and Provisioning Server, one-time password (OTP) tokens, soft OTP tokens for mobile phone and personal digital assistants and ActivKey™ USB tokens. These devices and software enable organizations to address their security, compliance and auditing requirements by confirming identities before granting access to computer systems, networks, applications and physical locations and ensure integrity of digital transactions.

Our customers experience multiple benefits including increased network security, protection against identity theft and online fraud, enhanced workforce productivity, business process efficiencies, and regulatory compliance.

Our Strategy:  In 2009, management started to implement a multi-pronged business transformation plan. Management is realigning the Company to increase the organizational and operational efficiencies through its initiatives to optimize cost and improve key operation processes that are expected to create a foundation for future growth strategies. This plan is expected to deliver modest revenue growth and reduced operational expenses. Management is initiating a global growth strategy that is intended to capture a global market leadership position for ActivIdentity by leveraging the Company’s existing core assets and customer base to issue and manage identity credentials (and devices), authenticate using these credentials, enforce access control rules and enable the credential usage. As part of this strategy, ActivIdentity intends to realign its products and solutions to better address customer requirements, and to create and penetrate new and existing markets.

Industry Outlook:  We believe that the identity management market (covering strong authentication and credential management solutions) is a rapidly emerging global industry that despite the economic downturn offers opportunity for growth. Main business drivers are tightening of government regulations, growing awareness of the risks of identity theft (especially in light of the increased internal threat from disgruntled ex-employees), and the growth in electronic commerce. While the industry is still in the early stage of development, industry-wide standards are evolving. Combining the essential back-end infrastructure components (a versatile strong authentication platform and a credential management system) of an identity management system with a variety of authentication devices as well as security clients to enable a secure, end-to-end solution is essential for protecting an organization’s assets, including network infrastructures, employees, customers, and confidential data. Issues driving industry growth and standardization are often unique across our target customer base, especially in international locations. We continue to monitor the evolution of the digital identity market and adapt products and services to best position the Company to realize competitive advantages. Additional challenges and risks that our product lines face include, but are not limited to: price and product feature competition, evolving technological change in the network security market, and risk of bugs and other errors in the software.

Financial Performance Indicators:  We have a long and often complicated sales cycle and are dependent on a relatively small number of large deals, which can result in significant revenue fluctuations between periods. The typical sales cycle is six to nine months for an enterprise customer and over 12 months for a network service provider or government agency. As a result, in addition to monitoring financial performance based on reported revenues, management analyzes the probability of future transactions in the open deal pipeline when assessing financial condition and operating performance. Trends in deferred revenues, maintenance renewal contracts, and customer, geographic, or product mix are also integral to management’s decision making process.

Strategic Initiatives: We are currently realigning our product and solutions strategy to address current and future market trends. As part of these efforts, we are conducting market studies to analyze vertical market segments in which the information technology (“IT”) spending and adoption rates favor strong authentication and credential management system solutions. These verticals include, but are not limited to the Banking and Financial Services Industry (BFSI), Government, Enterprise (especially high-tech and pharmaceuticals), as well as Aerospace and Defense. We are also developing financial performance benchmarks to quantify the financial impacts of the revised strategic alignment and provide additional tools to assist management in assessing our financial condition. Restructuring and related cost cutting plans implemented to date have helped to streamline the Company and management will continue to identify areas for strategic improvement, in both revenue growth and cost containment.

SIGNIFICANT EVENTS

During the quarter ended March 31, 2009, the following items impacted our net loss:

•                  Severance expense: Continued business realignment in accordance with our revised strategic initiatives resulted in reducing net headcount during the quarter by nine employees or 4% to 236 at March 31, 2009.  Severance expense for the quarter amounted to $0.6 million.

•                  Foreign exchange losses: For the quarter ended March 31, 2009, we recorded a loss on foreign exchange of $0.8 million through our consolidated statement of operations.  The losses primarily occurred from the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of local entities.  The continued strengthening of the U.S. dollar, specifically against the Australian dollar and British pound, was the driving factor in the recorded losses.

RESULTS OF OPERATIONS

Certain prior periods’ revenue and cost of revenue have been reclassified to conform to the current period’s presentation. See further discussion of reclassified amounts in Note 1 — Basis of Presentation to the consolidated financial statements.

REVENUE

Revenue by Product Type

Total revenue, period-over-period changes and mix by product type were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Software	$6,207	$4,083	$2,124	52%	$11,517	$8,937	$2,580	29%
Hardware	4,148	3,733	415	11%	8,951	7,915	1,036	13%
Service	5,775	5,815	(40)	-1%	11,963	12,212	(249)	-2%
Total revenue	16,130	$13,631	$2,499	18%	$32,431	$29,064	$3,367	12%
Product Mix:
Software	38%	30%			35%	31%
Hardware	26%	27%			28%	27%
Service	36%	43%			37%	42%
	100%	100%			100%	100%

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

Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of our software. The $2.1 million and $2.6 million increase, year-over-year, in software revenue for the three and six months ended March 31, 2009, was primarily driven by software customization, sales of our ActivClient™  software linked to PIV (personal identity verification) and PIVi Card rollouts, as well as sales of our authentication products.

Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement sales of related software products. Hardware sales for the three months ended March 31, 2009 was flat year-over-year. Hardware revenue for the six months ended March 31, 2009 increased $1.0 million year-over-year primarily driven by increases in token sales in the Europe and Asia Pacific banking sectors.

Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting.   Service revenue slightly decreased by 1% and 2%, respectively for the three and six months ended March 31, 2009.

Revenue by Geography

Period-over-period changes in revenue by geography and as a percentage of total revenue, was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
North America	$7,371	$5,420	$1,951	36%	$14,758	$11,830	$2,928	25%
Europe	6,999	6,552	447	7%	14,190	14,696	(506)	-3%
Asia Pacific	1,760	1,659	101	6%	3,483	2,538	945	37%
Total revenue	$16,130	$13,631	$2,499	18%	$32,431	$29,064	$3,367	12%
Geographic Mix:
North America	46%	40%			45%	41%
Europe	43%	48%			44%	50%
Asia Pacific	11%	12%			11%	9%
	100%	100%			100%	100%

North America revenue increased $2.0 million and $2.9 million for the three and six months ended March 31, 2009, year-over-year, as a $2.0 million and $3.5 million increase in North American software and service revenue occurred, respectively.  North America software sales for the three and six months ended March 31, 2009 were up 142% and 146% year-over-year, respectively. Hardware sales in North America were flat for the three months ended March 31, 2009, and declined 18% for the six months ended March 31, 2009.

Europe revenue was flat for the three and six months ended March 31, 2009, year-over-year. Softening software sales in Europe were offset by increasing hardware sales for the region.  Hardware sales for the Europe region for the three and six months ended March 31, 2009 increased 22% and 31% respectively.

Asia Pacific revenue for the six months ended increased $0.9 million, year-over-year, due primarily to the smart card driver’s license contract in Queensland, Australia. Asia Pacific region revenue was flat for the three months ended March 31, 2009.

COST OF REVENUE

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31,		Increase	Percentage	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Software	$1,142	$87	$1,055	1,213%	$2,181	$299	$1,882	629%
As a % of software revenue	18%	2%			19%	3%
Hardware	$2,138	$2,381	$(243)	-10%	$4,559	$4,748	$(189)	-4%
As a % of hardware revenue	52%	64%			51%	60%
Service	$1,891	$2,868	$(977)	-34%	$3,983	$5,439	$(1,456)	-27%
As a % of service revenue	30%	49%			33%	45%
Amortization of acquired dev. technology & patents	$593	$593	$0	0%	$1,186	$1,195	$(9)	-1%
Total cost of revenue	$5,764	$5,929	$(165)	-3%	$11,909	$11,681	$228	2%

Cost of Software Revenue

Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The $1.1 million and $1.9 million increase, year-over-year, in software cost of revenue for the three and six months ended March 31, 2009, was primarily driven by increased engineering service costs incurred on a large software customization project for the issuance of smart card driver’s licenses.  Margins were adversely impacted as professional services revenue has significantly more direct costs than traditional product software sales.

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

Hardware margins improved for the three and six months ended March 31, 2009 year-over-year, due to the increase in token sales which generally have higher margins than readers and smart cards.

Cost of Service Revenue

Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting.  Cost of service revenue decreased for the three and six months ended March 31, 2009 year-over-year, as we revised downward our overhead allocation rates to maintenance and professional services during our annual budgeting review process.  The lower allocation rates are in line with our cost reduction strategies that are intended to reduce overhead expenses as we realign our business model.  In addition, a greater percentage of total professional service hours were allocated to software cost of revenue as the hours were incurred on the development of customized software projects.  Service margins improved as less overhead expenses were absorbed into cost of revenue based on the revised allocation rates.

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

Sales and marketing

Sales and marketing expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales and marketing	$5,294	$6,822	$10,304	$13,721
Percentage change from comparable prior period	-22%		-25%
As a percentage of net revenue	33%	50%	32%	47%
Headcount, end of period	81	110

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses for the three and six ended March 31, 2009, were down 22% and 25% respectively, year-over-year on reduced compensation costs associated with the headcount reductions and cost reduction programs.

Research and development

Research and development expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Research and development, net	$3,505	$4,663	$8,292	$9,416
Percentage change from comparable prior period	-25%		-12%
As a percentage of net revenue	22%	34%	26%	32%
Headcount, end of period	99	121

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and allocations of facilities and information technology costs.

Research and development expenses were reduced $1.2 million and $1.1 million for the three and six months ended March 31, 2009, year-over-year as compensation costs associated with headcount reductions, decreased severance expense and overhead allocation reductions from cost reduction programs take effect.

General and administration

General and administration expense and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
General and administration	$3,204	$2,527	$6,631	$5,641
Percentage change from comparable prior period	27%		18%
As a percentage of net revenue	20%	19%	20%	19%
Headcount, end of period	39	43

General and administration expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and allocations of facilities and information technology costs.

General and administration expenses increased $0.7 million and $1.0 million for the three and six months ended March 31, 2009 over the same quarter in the prior year primarily as a result of a change in the manner that executive officer and board of directors’ costs for the three and six months ended March 31, 2009 were allocated. All amounts were allocated to general and administration instead of other cost centers during fiscal 2009.  Management believes these costs are properly reported as general and administration expenses.

IMPAIRMENT OF GOODWILL

During the three months ended March 31, 2008, the Company’s stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill.  As a result, management undertook an impairment evaluation to estimate the fair value of the Company’s single reporting unit in relation to the book value of the Company. Fair value was determined based on the market value of the Company’s stock at March 31, 2008.  Based on the SFAS 142 - Step One Analysis results, potential impairment was indicated, as the carrying value of the Company exceeded the fair value.  A SFAS 142 - Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008.  As a result of the analysis, the entire carrying value of goodwill was deemed fully impaired and written down to zero, as a non-cash charge to income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Impairment of goodwill	$—	$35,874	$—	$35,874
Percentage change from comparable prior period	-100%		-100%
As a percentage of net revenue		263%		123%

INTEREST INCOME

Interest income and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest income	$370	$1,307	$1,180	$2,927
Percentage change from comparable prior period	-72%		-60%
As a percentage of net revenue	2%	10%	4%	10%

Interest income consists of interest on our cash, cash equivalents, restricted cash, and investments.  Since the quarter ended September 30, 2007, we have transferred a significant portion of our investment portfolio into cash and cash equivalents.  The decrease in interest income for the three and six ended March 31, 2009 year-over-year was attributable to a migration of the portfolio to lower yielding investments, decreases in market interest rates over the prior year, and the overall reduction in the cash, equivalents, and investments portfolio.

OTHER INCOME (EXPENSE), NET

Other income (expense) and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Other income (expense)	$(845)	$(1,573)	$(3,161)	$(2,050)
Percentage change from comparable prior period	-46%		54%
As a percentage of net revenue	5%	12%	10%	7%

Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of intercompany balances, impairment of investments, and other income and expenses.  For the three and six months ended March 31, 2009, strengthening of the U.S. dollar against the Euro, British pound, and Australian dollar, resulted in foreign exchange losses of $0.8 million and $3.2 million respectively on the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of our foreign entities.

During the three months ended March 31, 2008, an other-than-temporary impairment on investments of $2.1 million and a reclassification of previously recorded temporary impairment of $0.9 million was recorded to other income (expense) related to auction rate securities. For the three and six months ended March 31, 2009, management’s quarterly review concluded that no further impairment exists. And thus, no charge to income for the three and six months ended March 31, 2009 occurred.

INCOME TAXES

The income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions based on estimates of annualized taxable income.  Income tax provision was approximately $0.6 million for the three and six months ended March 31, 2009, respectively. Our effective tax rate differs from the statutory rates as we have recorded a 100% valuation allowance related to our deferred tax assets and we do not consider the generation of taxable income to realize their benefits to be more likely than not.

The $0.6 million increase in tax expense is related to foreign-sourced income.

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

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes our cash, cash equivalents, restricted cash, and investments (dollars in thousands):

	March 31, 2009	September 30, 2008	Increase (Decrease)
Cash and cash equivalents	$76,485	$70,173	$6,312
Short-term investments	3,527	9,656	(6,129)
Long-term restricted cash	1,367	—	1,367
Long-term investments	11,752	11,752	—
	$93,131	$91,581	$1,550

The portfolio of cash, cash equivalents, restricted cash, and marketable securities is managed by several financial institutions.  The increase of $1.6 million was attributable primarily to $1.9 million of cash provided by operating activities offset by a $0.3 million effect of exchange rates on cash balances.

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

The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Six Months Ended March 31,
	2009	2008	Increase (Decrease)
Net cash provided by (used in) operating activities	$1,890	$(2,110)	$4,000
Net cash provided by (used in) investing activities	4,676	30,404	(25,728)
Net cash provided by financing activities	—	25	(25)

Operating Activities

For the six months ended March 31, 2009, our net cash provided by operating activities increased $4.0 million resulting in positive net cash provided by operations, year-over-year.  Adjustments to reconcile net loss to cash provided by operations provided a benefit of $4.0 million, year-over-year, were due to a change in unrealized foreign exchange gains and losses.  Other income statement reconciling items were materially offset by changes in working capital. The result was net cash provided by operating activities year-over-year.

Investing Activities

For the six months ended March 31, 2009, net cash provided by investing activities decreased $25.7 million year-over-year as net proceeds from the purchasing and sale of short-term investments decreased $24.4 million and long-term deposits reclassified as restricted cash used an additional $1.3 million of cash.

ACCOUNTS RECEIVABLE, NET

The following table summarizes our accounts receivable, net (in thousands):

	March 31,	September 30,
	2009	2008	Increase (Decrease)
Accounts receivable, net	$12,856	$11,792	$1,064

Net Accounts receivable increased $1.1 million or 9% at March 31, 2009 from September 30, 2008, primarily as a result of timing of invoices.  Collection activity slowed during the period as days sales outstanding (“DSO”) increased from 66 days at September 30, 2008 to 69 days by March 31, 2009.

DEFERRED REVENUE, NET

The following table summarizes our deferred revenue (in thousands):

	March 31, 2009	September 30, 2008	Increase (Decrease)
Service	$10,792	$9,589	$1,203
Product	3,811	2,560	1,251
Total	$14,603	$12,149	$2,454
Reported as:
Current	$14,213	$11,024	$3,189
Noncurrent	390	1,125	(735)
Total	$14,603	$12,149	$2,454

Deferred product revenue increased $1.3 million at March 31, 2009, primarily driven by sales of new licenses that took place during the quarter for which not all revenue recognition criteria under SOP 97-2 were met to allow revenue recognition during the quarter.  Service revenue continued to increase as a result of increased licenses sales and renewal of old maintenance contracts.

As a result of a termination agreement with a customer, certain amounts have been reclassified as short-term deferred revenue.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$6,038	$2,110	$3,928	$—	$—

(1)	Represents remaining six months of the 2009 fiscal year.
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

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP 157-4 are effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected within  a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for the Company’s interim reporting period ending on June 30, 2009.  The Company is currently evaluating the impact that FSP 107-1 and APB 28-1 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on its consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

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

Revenue Recognition

We recognize revenue in accordance with accounting principles generally accepted in the U.S., as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, Accounting Research Bulletin No. 45 (ARB 45), Long-Term Construction-Type Contracts, SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other professional services, or a combination of some or all of these products and/or services.

Subject to the additional conditions described below, the Company did not recognize revenue until: (1) persuasive evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) delivery has occurred; and (4) collection of the corresponding receivable is reasonably assured.

For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF 00-21 when the following criteria are met:

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

For multiple element arrangements that contain one or more deliverables for which the functionality is dependent on the software, the arrangement fee is subject to the provisions of SOP 97-2, and is allocated among each element, based on VSOE of fair value of each element if VSOE of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE may be established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements only, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE does not exist to allocate the fee to the separate elements and the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the contractual PCS period. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

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

PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades, on a when and if available basis. Revenues from advance payments for PCS contracts are recognized on a straight-line basis over the term of the contract and are classified as service revenue.

Even though delivery of PCS and services has started, while all of the criteria in SOP 97-2 for revenue recognition have not yet been met, PCS and service revenue recognition may not commence. At the time all the criteria in SOP 97-2 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the longer of the remaining PCS or service period.

Except in arrangements where acceptance is considered perfunctory, where we have provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with SOP 81-1. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as a component of software revenue on the statement of operations as the related project revenues, including both the license and service components, are less than 10% of total net revenues.  Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue.  Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At March 31, 2009 and September 30, 2008, the balances of unbilled work-in-process were $0.9 million and $0.4 million, respectively.

We had one ongoing reseller arrangement under which we received a fixed percentage of license and service revenue earned by the reseller. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for service renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for service renewals in this arrangement. Accordingly, for the bundled sales of license and service, the Company recognizes revenue on a straight-line basis over the term of the service period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with our standard end-user pricing model. For the year ended September 30, 2008, $3.5 million or 18% of total software revenue and $4.0 million, or 16% of total service revenue, was allocated for this arrangement. We terminated this ongoing customer arrangement in February 2009.

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

Restricted Cash

Under the terms of a software development contract with a customer, we provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At March 31, 2009, restricted cash, classified as non-current, included $1.4 million of financial guarantees secured by a term deposit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements include:

•                  Fair Value Measurements

•                  Allowance for Doubtful Accounts

•                  Inventory Valuation

•                  Long-lived Assets

•                  Other Intangible Assets

•                  Goodwill

•                  Restructuring Expense

•                  Hardware Sales Warranty Reserve

•                  Provision for Income Taxes

•                  Stock based compensation

Off-Balance Sheet Arrangements

As of March 31, 2009 the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company is exposed to currency exchange fluctuations as it sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. dollars, euros, Australian dollars and British pounds.  A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to a loss of $0.8 million and $3.2 million in the three and six months ended March 31, 2009, respectively, as compared to a loss of $1.4 million and $0.9 million for the three and six months ended March 31, 2008, respectively.

During the three and six months ended March 31, 2009, of total sales, approximately 68% and 70% respectively were invoiced in U.S. dollars.  Although the Company purchases many components in U.S. dollars, approximately 40% of its expenses at the six months ended March 31, 2009 were denominated in other currencies, primarily in euros, Australian dollars and British pounds.  Because more revenue is U.S. dollar-denominated than expenses, a decline in the value of the U.S. dollar could adversely affect operating results.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents, and investment holdings. The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time these investments are made and may differ from the rates secured in the past.

At March 31, 2009, the Company held $76.5 million of cash and cash equivalents, $3.5 million in short-term investments, $1.4 million in long-term restricted cash, and $11.8 million in long-term investments for a total of $93.1 million.  Cash and cash equivalents consist primarily of cash, money-market funds, and U.S. Treasuries.  Short-term investments are primarily comprised of ARS associated with Closed-end Mutual Funds.  Long-term restricted cash consists of term deposits.  Long-term investments consist of ARS, associated with CDOs Derivative Product Companies, and Student Loans.  Based on the cash, cash equivalents, restricted cash, and investments at March 31, 2009, a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest income and cash flows by approximately $0.15 million.

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

The Company regularly maintains cash and cash equivalent balances that may exceed the amounts insured by the Federal Deposit Insurance Company (FDIC). The Company has not suffered any losses on its deposits of cash or cash equivalents.

See Note 4 — Investments, in Part 1 — Item 1, Consolidated Financial Statements and Liquidity and Capital Resources for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain ARS that we held as of March 31, 2009.  The Company believes it has made reasonable judgments in its valuation of investments. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of the securities that make up the investment portfolio.

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

The Company’s CEO and CFO evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not operating effectively because the material weakness in internal controls over financial reporting as discussed below for the year ended September 30, 2008, had not been fully remediated as of March 31, 2009.  In light of the material weakness, the Company performed analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.  Management determined that, pursuant to this definition, a material weakness existed in the Company’s internal control over financial reporting at September 30, 2008 and March 31, 2009, as follows:

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

Since September 30, 2008, management has undertaken further steps to remediate the above identified material weaknesses, including a reorganization of the revenue accounting and order management departments to consolidate related operations under a newly created Director of Sales Management and Analysis. In addition, a new Revenue Recognition Manager with extensive software industry background was hired. During fiscal year 2009, the Company intends to revise the order to cash process to streamline data flows and enhance the review and approval process for sales transactions.  The material weakness in internal control identified as of September 30, 2008 will not be considered effectively remediated until management completes its internal control assessment as of September 30, 2009.

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

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders was held on March 25, 2009.  The following proposals were submitted to a vote of the stockholders and were approved:

Proposal No. 1 — Election of Directors

The following votes were cast for each director nominee (based on 45,786,184 shares outstanding at January 26, 2009, the record date), each of which was re-elected:

	For	Percent Cast	Percent Outstanding	Withheld	Percent Cast	Percent Outstanding	Total Cast

Robert Brandewie	19,663,887	55%	43%	16,225,248	45%	35%	35,889,135

Grant Evans	20,668,964	58%	45%	15,220,171	42%	33%	35,889,135

James Frankola	20,674,706	58%	45%	15,214,429	42%	33%	35,889,135

Jason Hart	19,475,848	54%	43%	16,413,287	46%	36%	35,889,135

Steven Humphreys	19,639,928	55%	43%	16,249,207	45%	35%	35,889,135

James Ousley	19,637,227	55%	43%	16,251,908	45%	35%	35,889,135

David B. Wright	19,674,770	55%	43%	16,214,365	45%	35%	35,889,135

Proposal No. 2 — Ratification of Independent Registered Public Accountants

The Stockholders voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2009, by the following vote:

	Voted	Percent Cast	Percent Outstanding

For	34,613,331	96%	76%
Against	1,226,596	4%	3%
Abstain	49,208	0%	0%
Total shares voted	35,889,135	100%	79%

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement between John Boyer and ActivIdentity dated November 12, 2008

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 11th day of May 2009.

ActivIdentity Corporation

By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer