Form 10-Q
period 2009-06-30
ACTIVIDENTITY CORP
filed 2009-08-10
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, the Registrant had outstanding 45,839,860 shares of Common Stock.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	June 30, 2009	September 30, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$75,392	$70,173
Short-term investments	3,454	9,656
Accounts receivable, net of allowance for doubtful accounts of $288 and $317	10,092	11,792
Inventories, net	990	1,760
Prepaid and other current assets	2,517	1,696
Total current assets	92,445	95,077
Restricted cash	1,610	—
Investments	11,752	11,752
Property and equipment, net	1,953	2,877
Other intangible assets, net	2,248	4,150
Other long-term assets	848	3,745
Total assets	$110,856	$117,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812	$1,652
Accrued compensation and related benefits	5,095	5,935
Current portion of accrued restructuring liability	634	616
Accrued and other current liabilities	3,869	3,682
Current portion of deferred revenue	10,637	11,024
Total current liabilities	21,047	22,909
Deferred revenue, net of current portion	826	1,125
Accrued restructuring liability, net of current portion	490	962
Long-term deferred rent	208	430
Other long-term liabilities	571	2,517
Total liabilities	23,142	27,943
Minority interest	312	304
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000 shares authorized, 45,840 and 45,786 issued and outstanding	46	46
Additional paid-in capital	428,183	426,141
Accumulated deficit	(328,285)	(323,053)
Accumulated other comprehensive loss	(12,542)	(13,780)
Total stockholders’ equity	87,402	89,354
Total liabilities and stockholders’ equity	$110,856	$117,601

(1)          Derived from Audited Consolidated Financial Statements

See accompanying notes to consolidated financial statements

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Software	$6,888	$5,024	$18,405	$13,961
Hardware	3,245	3,175	12,196	11,090
Service	5,236	6,099	17,199	18,311
Total revenue	15,369	14,298	47,800	43,362

Cost of revenue:
Software	1,046	530	3,227	829
Hardware	1,675	2,071	6,234	6,819
Service	1,716	2,596	5,699	8,035
Amortization of acquired developed technology and patents	593	592	1,779	1,787
Total cost of revenue	5,030	5,789	16,939	17,470
Gross profit	10,339	8,509	30,861	25,892

Operating expenses:
Sales and marketing	4,868	5,827	15,172	19,548
Research and development	3,398	4,676	11,690	14,092
General and administration	3,101	2,626	9,732	8,267
Restructuring expense (net of adjustments)	—	3	—	(70)
Amortization of acquired intangible assets	41	42	123	124
Impairment of goodwill	—	—	—	35,874
Total operating expenses	11,408	13,174	36,717	77,835
Income (Loss) from operations	(1,069)	(4,665)	(5,856)	(51,943)

Other income (expense):
Interest income, net	285	845	1,465	3,772
Other income (expense), net	2,108	(2,927)	(1,053)	(4,977)
Total other income (expense), net	2,393	(2,082)	412	(1,205)
Income (loss) before income tax and minority interest	1,324	(6,747)	(5,444)	(53,148)
Income tax benefit (provision)	766	(250)	113	(280)
Minority interest	(5)	14	99	32
Net Income (loss)	$2,085	$(6,983)	$(5,232)	$(53,396)
Net income (loss) per share: Basic	0.05	(0.15)	$(0.11)	(1.17)
Diluted	0.05	(0.15)	(0.11)	(1.17)
Shares used to compute net income (loss) per share: Basic	45,817	45,778	45,800	45,764
Diluted	46,309	45,778	45,800	45,764
Other comprehensive income (loss):
Net income (loss)	$2,085	$(6,983)	$(5,232)	$(53,396)
Unrealized (loss) gain on short-term investment, net	—	(78)	152	(911)
Reclassification of unrealized income (loss) on short-term investments	—	—	—	945
Foreign currency translation gain (loss)	(1,678)	(372)	1,086	(1,213)
Reclassification of currency translation loss on liquidation of investment in foreign entity	—	1,946	—	1,946
Comprehensive income (loss)	$407	$(5,487)	$(3,994)	$(52,629)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,232)	$(53,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant, and equipment	973	1,225
Amortization of acquired developed technology and patents	1,779	1,787
Unrealized foreign exchange (gain) loss	717	(1,470)
Amortization of acquired intangible assets	123	124
Stock-based compensation expense	2,152	2,127
Loss on disposal of property and equipment	43	20
Currency translation loss on liquidation of investment in foreign entity	—	1,946
Goodwill impairment charge	—	35,874
Investment impairment charge	—	3,812
Minority interest in ActivIdentity Europe S.A.	(99)	(32)
Changes in:
Accounts receivable	1,872	6,339
Inventories	731	22
Prepaid and other current assets	(505)	593
Long-term income taxes receivable	2,719	—
Accounts payable	(809)	(192)
Accrued compensation and related benefits	(761)	(714)
Accrued restructuring liability	(454)	(581)
Accrued and other liabilities	(2,029)	666
Deferred revenue	(759)	(1,396)
Net cash provided by (used in) operating activities	461	(3,246)

Cash flows from investing activities:
Purchases of property and equipment, net	(135)	(264)
Purchases of short-term investments	—	(37,245)
Proceeds from sales and maturities of short-term investments	6,184	78,215
Restricted cash	(1,396)	—
Other long-term assets	7	63
Net cash provided by investing activities	4,660	40,643

Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	—	25
Net cash provided by financing activities	—	25

Effect of exchange rate changes on cash and cash equivalents	98	257
Net increase in cash and cash equivalents	5,219	37,679
Cash and cash equivalents, beginning of period	$70,173	$30,639
Cash and cash equivalents, end of period	$75,392	$68,318

Supplemental disclosures:
Cash paid (refund received) for income taxes	35	$(11)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivIdentity Corporation (the “Company”) and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and South Africa.

The accompanying condensed balance sheet as of September 30, 2008 which has been derived from audited financial statements, and the unaudited interim condensed consolidated balance sheet as of June 30, 2009, and statements of operations and comprehensive income (losses) and cash flows for the three and nine months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2009.

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

At June 30, 2009, non-SFAS-157 financial instruments, for which the fair value is the same as carrying value due to the short-term nature of the instruments, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Accounts receivable and other investments are financial assets with carrying values that approximate the fair value. Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate the fair value. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the company could realize in a current market transaction.

Restricted Cash

Under the terms of a software development contract with a customer, the Company provides a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At June 30, 2009, restricted cash, classified as non-current, included $1.6 million of financial guarantees secured by a term deposit.

Reclassifications

Certain reclassifications of previously reported information have been made to conform to current period presentation.

Professional services revenue, and related costs of revenue, that are not essential to the functionality of software have been reclassified from software revenue and combined with maintenance and support revenue to create a new caption of service revenue, and related costs of revenue, on the consolidated statement of operations, effective the quarter ended September 30, 2008. This reclassification had no net effect on gross revenues, gross costs of revenue, or gross profit. For comparative purposes, $1.0 million and $3.1 million of revenues and $0.6 million and $2.0 million of costs of revenue have been reclassified for the three and nine months ended June 30, 2008, to conform to the revised presentation.

Subsequent Events

In accordance with SFAS No. 165, Subsequent Events, we have evaluated subsequent events through August 10, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events. We did, however, have a non-recognizable subsequent event by entering into a new three year lease agreement in Europe commencing on July 1, 2009. See Note 12 to the condensed consolidated financial statements for additional discussion on the lease agreement.

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

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP 157-4 are effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company has adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected within a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for the company’s interim reporting period ending on June 30, 2009.  The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements as it relates only to additional disclosures. The required disclosures are included in Note 1 “Basis of Presentation” on page 6.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its fiscal year ending September 30, 2009. There will be no change to the Company’s consolidated financial statements due to the implementation of this Statement.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of October 1, 2008, in situations where the market is not active.  The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of June 30, 2009, and the impact was not material.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of June 30, 2009, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, as presented on the Company’s condensed consolidated balance sheet were as follows (in thousands):

At June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$9,876	—	$—	$9,876
Money market funds / U.S. Treasuries	65,516	—	—	65,516
Total short-term cash and cash equivalents	75,392	—	—	75,392
Long-term restricted cash (term deposits)	1,610	—	—	1,610
Short-term investments:
Corporate notes and bonds	—	—	—	—
Auction rate securities	—	—	3,454	3,454
Total short-term investments	—	—	3,454	3,454
Long-term investments:
Auction rate securities	—	—	11,752	11,752
Total financial assets under SFAS No. 157	$77,002	—	$15,206	$92,208

At September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$6,952	—	$—	$6,952
Money market funds / U.S. Treasuries	63,221	—	—	63,221
Total short-term cash and cash equivalents	70,173	—	—	70,173
Long-term restricted cash (term deposits)	—	—	—	—
Short-term investments:
Corporate notes and bonds	—	5,970	—	5,970
Auction rate securities	—	—	3,686	3,686
Total short-term investments	—	5,970	3,686	9,656
Long-term investments:
Auction rate securities	—	—	11,752	11,752
Total financial assets under SFAS No. 157	$70,173	$5,970	$15,438	$91,581

At June 30, 2009, the Company did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) in the balance sheet.

Changes in the Company’s Level 3 assets for the nine months ended June 30, 2009 were as follows (in thousands):

Level 3
Aggregate estimated fair value of Level 3 securities at September 30, 2008	$15,438
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	(133)
Transfers in (out) of Level 3	—
Aggregate estimated fair value of Level 3 securities at December 31, 2008	$15,305
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	—
Transfers in (out) of Level 3	(26)
Aggregate estimated fair value of Level 3 securities at March 31, 2009	$15,279
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	(50)
Transfers in (out) of Level 3	(23)
Aggregate estimated fair value of Level 3 securities at June 30, 2009	$15,206

4. Investments

During fiscal 2008, the Company reclassified $33.0 million at cost of investments in certain ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008. Based on a review of the underlying valuation assumptions for the period ended June 30, 2009, no change in the fair value of long-term ARS was recorded during the period and only negligible amounts of settlement activity occurred on the underlying holdings.  At June 30, 2009, the carrying value remained $11.8 million.  Contractual maturity for these investments range from 2025 to 2052 and these investments are presently not liquid. The Company also holds $3.5 million of Closed-end Mutual Fund ARS which remain valued at par and are classified as short-term investments. The Company has not reclassified these investments since $12.4 million of ARS, representing formerly held Closed-end Mutual Fund and Taxable Municipal ARS investments, were called at par during the last twenty-one months.  Based on this recent evidence of liquidity, the Company continues to classify the remaining $3.5 million Closed-end Mutual Fund ARS investments as short-term. However, future changes in the market regarding these securities may result in reclassifications in future periods.

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

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of June 30, 2009, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan (2004 Plan). As of June 30, 2009, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which 8.5 million shares were subject to outstanding awards and 4.1 million shares were available for future grants under the 2004 Plan.

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

Activity under the Company’s stock equity plans, including the inducement grants and excluding any current period modifications of previously issued awards, was as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at 9/30/2008	10,948,100	$3.93	$160
Granted	976,000	1.58
Exercised	—	—
Forfeited	(910,076)	5.26
Outstanding at 12/31/2008	11,014,024	$3.61	$227
Granted	199,000	2.13
Exercised	—	—
Forfeited	(399,020)	3.78
Outstanding at 3/31/2009	10,814,004	$3.58	$475
Granted	125,000	2.10
Exercised	—	—
Forfeited	(771,037)	4.28
Outstanding at 6/30/2009	10,167,967	$3.50	$1,813
Exercisable at 6/30/2009	3,247,793	$5.33	$102

Stock options outstanding and exercisable as of June 30, 2009, were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.45 - $2.18	3,151,000	6.05	$1.98	291,666	$2.18
$2.19 - $2.92	3,066,500	6.10	2.52	24,315	2.87
$2.93 - $4.35	1,371,624	5.08	3.90	993,034	3.90
$4.36 - $6.42	1,089,935	4.86	4.81	594,190	4.93
$6.43 - $9.99	1,488,908	4.23	7.45	1,344,558	7.29
	10,167,967	5.54	$3.50	3,247,793	$5.33

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

Activity for the Company’s restricted stock and restricted stock units, excluding any effects of grant modifications, was as follows:

Unvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	136,723	$4.00
Granted	—	—
Vested	(60,899)	3.87
Cancelled	—	—
Unvested at December 31, 2008	75,824	$4.11
Granted	—	—
Vested	(30,000)	2.90
Cancelled	—	—
Unvested at March 31, 2009	45,824	$4.91
Granted	210,000	2.38
Vested	(50,000)	2.38
Cancelled	—	—
Unvested at June 30, 2009	205,824	$2.45

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.4%	2.9% - 3.4%	1.5% – 2.8%	2.4% - 4.2%
Expected life (years)	4.2 – 5.8	4.8 – 5.4	4.2 – 6.1	4.8 – 5.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	54.0%	40.5% - 41.4%	42.2% – 54.0%	39.7% - 41.4%
Weighted average expected volatility	54.0%	41.3%	44.8%	40.9%
Weighted average estimated forfeiture rate	26.3%	40.0%	30.3%	39.5%

The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under SFAS 123(R) for the three and nine months ended June 30, 2009 and 2008, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales—Hardware	$2	$16	$13	$50
Cost of sales—Service*	12	46	95	145
Stock-based compensation expense included in cost of sales	14	62	108	195
Research and development	34	219	490	628
Sales and marketing	148	155	465	486
General and administrative	325	324	1,089	818
Stock-based compensation expense included in operating expenses	507	698	2,044	1,932
Stock-based compensation expense related to employee stock options	$521	760	2,152	2,127

*                 Certain amounts have been reclassified in prior years from cost of sales—software to conform to the current year’s presentation.

As of June 30, 2009, total unrecognized compensation costs related to unvested stock options, restricted stock, and restricted stock units was $4.1 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.3 years. The weighted average grant date fair value of options newly granted during the three and nine months ended June 30, 2009 was $0.98 and $0.73, respectively, and for the three and nine months ended June 30, 2008 was $1.02 and $1.16, respectively.

6. Accounts Receivable and Customer Concentration

Accounts receivable from significant customers in excess of 10% of total account receivable for the respective periods are summarized as follows:

	June 30,	September 30,
Accounts Receivable concentration	2009	2008
Customer A	12%	*
Customer B	*	11%
Customer D	14%	*

* Customer accounted for less than 10%

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Revenue concentration	2009	2008	2009	2008
Customer C	15%	13%	10%	13%

7. Inventories, net

Inventories consist of the following (in thousands):

	June 30,	September 30
	2009	2008
Components, gross	$929	$1,184
Reserve for excess and obsolete	(364)	(438)
Components, net	565	746
Finished goods, gross	640	1,271
Reserve for excess and obsolete	(215)	(257)
Finished goods, net	425	1,014
Total inventory, net	$990	$1,760

8. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2008	Additions	June 30, 2009
Gross carrying amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	3,999	—	3,999
Other intangible assets at cost	21,321		21,321
Accumulated amortization
Acquired developed technology	(13,793)	(1,278)	(15,071)
Customer relationships	(1,887)	(123)	(2,010)
Patents	(1,491)	(501)	(1,992)
Total accumulated amortization	(17,171)	$(1,902)	(19,073)
Other intangible assets, net	$4,150		$2,248

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Based on a review of events and circumstances at June 30, 2009, no indicators of impairment were identified. The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships
2009 (remaining 3 months)	$388	$18
2010	666
2011	666
2012	510
	$2,230	18

9. Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net income or net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$2,085	$(6,983)	$(5,232)	$(53,396)
Denominator:
Weighted average number of shares outstanding: Basic	45,817	45,778	45,800	45,764
Diluted	46,309	45,778	45,800	45,764
Basic net income (loss) per share	$0.05	$(0.15)	$(0.11)	$(1.17)
Diluted net income (loss) per share	$0.05	$(0.15)	$(0.11)	$(1.17)

	Three Months Ended
	June 30
	2009	2008
Weighted average number of shares — Basic	45,817	45,778
Common stock equivalents	492	—
Weighted number of shares diluted	46,309	45,778

For the above periods, the Company had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. For the three and nine months ended June 30, 2009 and 2008, approximately 10.6 million and 8.2 million potential shares of common stock (prior to application of treasury method), respectively, consisting of options, restricted stock units, and warrants, were considered in the determination of diluted net income and net loss per share. After the application of the treasury method for the nine months ended June 30, 2009, the additional shares were neither dilutive nor anti-dilutive and had no impact to earning per share.

10. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,	Payments
2009 (remaining 3 months)	$743
2010	2,815
2011	1,121
$4,679

The future minimum lease payments above include amounts related to non-cancelable operating leases that were included in the charge for restructuring expenses.

Gross rent expense under all operating leases was $0.7 and $2.1 million and $0.8 and $2.3 million, respectively, for the three and nine months ended June 30, 2009 and 2008.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at June 30, 2009 or September 30, 2008.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at June 30, 2009 or September 30, 2008.

11. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total

Three months ended June 30, 2009
Total revenue	$7,073	$6,489	$1,807	$15,369
Capital expenditures	2	25	—	27
Depreciation of fixed assets	203	76	3	282

Nine months ended June 30, 2009
Total revenue	$21,831	$20,679	$5,290	$47,800
Capital expenditures	78	57	—	135
Depreciation of fixed assets	643	236	94	973

Three months ended June 30, 2008
Total revenue	$6,572	$6,448	$1,278	$14,298
Capital expenditures	19	34	8	61
Depreciation of fixed assets	216	104	14	334

Nine months ended June 30, 2008
Total revenue	$18,402	$21,144	$3,816	$43,362
Capital expenditures	80	138	46	264
Depreciation of fixed assets	680	317	228	1,225

June 30, 2009
Long-lived assets	$3,714	$619	$716	$5,049
Total assets	92,088	11,332	7,435	110,856

September 30, 2008
Long-lived assets	$5,221	$3,680	$1,871	$10,772
Total assets	98,986	14,215	4,400	117,601

For the three months ended June 30, 2009, sales to customers in the United States, France, and United Kingdom accounted for 44%, 5%, and 18% of the Company’s total revenue, respectively.  For the three months ended June 30, 2008, sales to customers in the United States, France, and the United Kingdom accounted for 43%, 14%, and 9%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2009, sales to customers in the United States, France, and United Kingdom accounted for 43%, 9%, and 12%, respectively. For the nine months ended June 30, 2008, the United States, France, and the United Kingdom accounted for 36%, 15%, and 11%. No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

12. Subsequent Events

On July 1, 2009, management entered into a three year lease agreement in Europe commencing on July 1, 2009. The lease commitment for the first, second, and third year, which is denominated in Euros, translated into US dollars is $0.4 million, $0.7 million, and $0.7 million respectively.

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

OVERVIEW

ActivIdentity Corporation (ActivIdentity, the “Company”, “we”, or “us”) is a global leader in credential management and strong authentication, providing solutions to confidently establish a person’s identity when interacting digitally. For more than two decades the Company’s experience has been leveraged by security-minded organizations in large scale deployments such as the U.S. Department of Defense, Nissan, and Saudi Aramco. The Company’s customers have issued over 100 million credentials, securing the holder’s digital identity. ActivIdentity solutions include a fully integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, and intelligent citizen services.

ActivIdentity provides key building blocks for securing IT infrastructures and digital transactions to defend against security threats and identity fraud while optimizing your organization’s resource utilization, improving productivity, and maximizing return on investment.

ActivIdentity offers four product lines, which are the foundation for its Employer-to-Employee, Business-to-Customer, and Government-to-Citizen solutions:

Credential Management

ActivIdentity Credential Management products enable organizations to securely deploy and manage smart cards and USB tokens containing a variety of credentials, including public key infrastructure (PKI) certificates, one-time passwords, static passwords, biometrics, demographic data, and virtually any other application. The ActivIdentity ActivID™ Card Management System is a reliable, proven, and extensible solution that enables organizations to securely issue and manage digital credentials on devices, as well as securely update applications and credentials on devices after they have been issued to end users. For organizations deploying large quantities of smart cards, ActivIdentity bundles three add-on modules into its Advanced Edition of ActivIdentity ActivID Card Management System.  ActivIdentity ActivID™ Batch Management System enables communication with a service bureau for personalization and encoding of smart cards in centralized high-volume card production environments. ActivIdentity ActivID™ Inventory and Logistics System enables advanced card stock management. ActivIdentity ActivID™ Key Management System enables complete life cycle management of the cryptographic keys that protect access to the content of the authentication device keys and the hardware security modules that hold those keys. Together with its Security Client software, Strong Authentication platform, and Authentication Device offering, ActivIdentity can provide organizations with a complete “Smart Employee ID Solution” that can be leveraged for both physical and logical access control.

Strong Authentication

Prominently featured in several Gartner research reports (e.g., “MarketScope for Enterprise Broad-Portfolio Authentication Vendors,” published in April 2009; and “Market Overview: Authentication,” published in September 2008), ActivIdentity offers two distinct strong authentication platforms for organizations that are seeking to implement a cost-effective, flexible, and scalable solution. ActivIdentity 4TRESS™ AAA Server for Remote Access addresses the security risks associated with a mobile workforce accessing systems and data remotely. ActivIdentity 4TRESS™ Authentication Server offers support for many authentication methods (e.g., user name and password, knowledge-based authentication, one-time password, PKI certificates) and diverse audiences across a variety of service channels, making it the preferred versatile authentication platform for customer-facing transactions.

Security Clients

ActivIdentity Security Clients protect against unauthorized access by providing easy-to-manage enterprise single sign-on capabilities, strong authentication, and an enforcement point for corporate security policy. Using the proven, market-leading ActivIdentity Security Clients, organizations not only can address regulatory requirements by replacing static passwords with two-factor authentication, but also eliminate the need for users to remember multiple static passwords.

Whether using ActivIdentity ActivClient™ to secure workstations with smart cards and smart USB tokens, ActivIdentity ActivClient™ for Common Access Card to do the same in the U.S. federal government, ActivIdentity SecureLogin™ Single Sign-On to provide comprehensive enterprise single sign-on and password management capabilities, or ActivIdentity™ Authentication Client to offer additional authentication, user, and management services, ActivIdentity delivers a complete solution to meet the requirements of any organization.

Authentication Devices

Rounding out the ActivIdentity product portfolio, ActivIdentity Authentication Devices provide organizations with a one-stop shop experience. ActivIdentity Authentication Devices range from Smart Cards, Smart Card Readers, Smart USB Tokens, OTP Tokens, DisplayCard Tokens, and Soft Tokens to Hardware Security Modules. ActivIdentity Authentication Devices provide the flexibility to deploy any combination of devices to best meet an organization’s specific business needs, security requirements, and budget.

Our Strategy:  In 2009, management started to implement a multi-pronged business transformation plan. Management is realigning the Company to increase the organizational and operational efficiencies through its initiatives to optimize cost and improve key operation processes that are expected to create a foundation for future growth strategies. This plan is expected to deliver modest revenue growth and reduced operational expenses. Management has initiated global growth strategy that is intended to capture a global market leadership position for ActivIdentity by leveraging the Company’s existing core assets and customer base to issue and manage identity credentials (and devices), authenticate using these credentials, enforce access control rules and enable the credential usage. As part of this strategy, ActivIdentity intends to realign its products and solutions to better address customer requirements, and to create and penetrate new and existing markets.

Industry Outlook:  We believe that the identity management market (covering credential management solutions and strong authentication) is a rapidly emerging global industry that despite the economic downturn offers opportunity for growth. Main business drivers are tightening of government regulations, growing awareness of the risks of identity theft (especially in light of the increased internal threat from disgruntled ex-employees), and the growth in electronic commerce. While the industry is still in the early stage of development, industry-wide standards are evolving. Combining the essential back-end infrastructure components (a versatile strong authentication platform and a credential management system) of an identity management system with a variety of authentication devices as well as security clients to enable a secure, end-to-end solution is essential for protecting an organization’s assets, including network infrastructures, employees, customers, and confidential data. Issues driving industry growth and standardization are often unique across our target customer base, especially in international locations. We continue to monitor the evolution of the digital identity market and adapt products and services to best position the Company to realize competitive advantages. Additional challenges and risks that our product lines face include, but are not limited to: price and product feature competition, evolving technological change in the network security market, and risk of bugs and other errors in the software.

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

SIGNIFICANT EVENTS

During the quarter ended June 30, 2009, the following items impacted our net income:

•                  Foreign exchange gains: For the quarter ended June 30, 2009, we recorded a gain on foreign exchange of $2.1 million through our consolidated statement of operations.  The gains primarily occurred from the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of various legal entities.  The largest percentage gains during the three months ended June 30, 2009 against the US dollar were seen in the British pound and Australian dollar of 14% and 15% respectively.

RESULTS OF OPERATIONS

Certain prior periods’ revenue and cost of revenue have been reclassified to conform to the current period’s presentation. See further discussion of reclassified amounts in Note 1 — Basis of Presentation to the consolidated financial statements.

REVENUE

Revenue by Product Type

Total revenue, period-over-period changes and mix by product type were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Software	$6,888	$5,024	$1,864	37%	$18,405	$13,961	$4,444	32%
Hardware	3,245	3,175	70	2%	12,196	11,090	1,106	10%
Service	5,236	6,099	(863)	-14%	17,199	18,311	(1,112)	-6%
Total revenue	15,369	$14,298	$1,071	7%	$47,800	$43,362	$4,438	10%
Product Mix:
Software	45%	35%			38%	32%
Hardware	21%	22%			26%	26%
Service	34%	43%			36%	42%
	100%	100%			100%	100%

Our business has varying revenue streams, each of which has different characteristics including its recurring nature, transactional pricing, and volume characteristics. Software revenue is driven by irregularly occurring and unpredictable orders of significant size that are dependent on the closing of the transactions and can result in significant variances period over period. As hardware revenue is generally coincident with the sale of software products, the variability in software revenue is the driving factor in the fluctuations of hardware revenue, although timing of hardware sales may lag the initial sale of related software. Maintenance revenue, the most significant component of service revenue, is tied directly to the installed base of customers, which fluctuates with the timing of new customer aquisition and the level of renewal activity with existing customers. The timing of closure of software transactions in the pipeline is the single most relevant factor in the Company’s recorded revenue.

Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of our software. The $1.9 million and $4.4 million increase, year-over-year, in software revenue for the three and nine months ended June 30, 2009, was primarily driven by software customization, sales of our ActivClient™  software linked to PIV (personal identity verification) and PIVi Card rollouts, as well as sales of our authentication products.

Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement sales of related software products. Hardware sales for the three months ended June 30, 2009 was flat year-over-year. Hardware revenue for the nine months ended June 30, 2009 increased $1.1 million year-over-year primarily driven by increases in token sales in the Europe and Asia Pacific banking sectors.

Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting.   Service revenue decreased by 14% and 6%, respectively for the three and nine months ended June 30, 2009 resulting from fewer maintenance contracts which was partially offset by higher training revenue.

Revenue by Geography

Period-over-period changes in revenue by geography and as a percentage of total revenue, was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Increase	Percentage	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
North America	$7,073	$6,572	$501	8%	$21,831	$18,402	$3,429	19%
Europe	6,489	6,448	41	1%	20,679	21,144	(465)	-2%
Asia Pacific	1,807	1,278	529	41%	5,290	3,816	1,474	39%
Total revenue	$15,369	$14,298	$1,071	7%	$47,800	$43,362	$4,438	10%
Geographic Mix:
North America	46%	46%			46%	42%
Europe	42%	45%			43%	49%
Asia Pacific	12%	9%			11%	9%
	100%	100%			100%	100%

North America revenue increased $0.5 million and $3.4 million for the three and nine months ended June 30, 2009, year-over-year. North America software sales for the three and nine months ended June 30, 2009 increased 40% and 92% year-over-year, respectively. Hardware sales in North America decreased year over year for the three and nine months ended June 30, 2009 by 26% and 19% respectively.

Europe revenue was flat for the three and nine months ended June 30, 2009, year-over-year. For the three months ended June 30, 2009 increasing software sales were offset by decreasing service revenues. For the nine months ended June 30, 2009, softening software sales in Europe were offset by increasing hardware sales. Hardware sales for the Europe region for the three and nine months ended June 30, 2009 increased 7% and 23% respectively.

Asia Pacific revenue for the three and nine months ended June 30, 2009  increased $0.5 million and $1.5 million, year-over-year, due primarily to the smart card driver’s license contract in Queensland, Australia.  Strengthening software and hardware sales were the primary drivers for the increased revenues.

COST OF REVENUE

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes were as follows (dollars in thousands)

	Three Months Ended June 30,		Increase	Percentage	Nine Months Ended June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Software	$1,046	$530	$516	97%	$3,227	$829	$2,398	289%
As a % of software revenue	15%	11%			18%	6%
Hardware	$1,675	$2,071	$(396)	-19%	$6,234	$6,819	$(585)	-9%
As a % of hardware revenue	52%	65%			51%	61%
Service	$1,716	$2,596	$(880)	-34%	$5,699	$8,035	$(2,336)	-29%
As a % of service revenue	33%	43%			33%	44%
Amortization of acquired dev. technology & patents	$593	$592	$1	0%	$1,779	$1,787	$(8)	-1%
Total cost of revenue	$5,030	$5,789	$(759)	-13%	$16,939	$17,470	$(531)	-3%

Cost of Software Revenue

Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The $0.5 million and $2.4 million increase, year-over-year, in software cost of revenue for the three and nine months ended June 30, 2009, was primarily driven by increased engineering service costs incurred on a large software customization project for the issuance of smart card driver’s licenses.  Margins were adversely impacted as professional services revenue has significantly more direct costs than traditional product software sales.

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

Hardware margins improved for the three and nine months ended June 30, 2009 year-over-year, due to the increase in token sales which generally have higher margins than readers and smart cards. Cost reduction programs are reducing logistic and operational expenses.

Cost of Service Revenue

Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting.  Cost of service revenue decreased for the three and nine months ended June 30, 2009 year-over-year, as we revised downward our overhead allocation rates to maintenance and professional services during our annual budgeting review process.  The lower allocation rates are in line with our cost reduction strategies that are intended to reduce overhead expenses as we realign our business model.  In addition, a greater percentage of total professional service hours were allocated to software cost of revenue as the hours were incurred on the development of customized software projects.  Service margins improved as less overhead expenses were absorbed into cost of revenue based on the revised allocation rates.

Cost of service revenue decreased for the three and nine months ended June 30, 2009 by 0.9 million and $2.3 million as resources during the current year were reallocated to software contracts as well as a decline in service revenues.

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

Sales and marketing

Sales and marketing expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Sales and marketing	$4,868	$5,827	$15,172	$19,548
Percentage change from comparable prior period	-16%		-22%
As a percentage of net revenue	32%	41%	32%	45%
Headcount, end of period	91	99

Sales and marketing expenses consist primarily of salaries and other payroll expenses such as commissions and travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

Sales and marketing expenses for the three and nine ended June 30, 2009 decreased 16% and 22% respectively, year-over-year on reduced compensation costs associated with the headcount reductions and cost reduction programs.

Research and development

Research and development expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Research and development, net	$3,398	$4,676	$11,690	$14,092
Percentage change from comparable prior period	-27%		-17%
As a percentage of net revenue	22%	33%	24%	32%
Headcount, end of period	98	116

Research and development expenses consist primarily of salaries, costs of components used in research and development activities, travel, depreciation, and allocations of facilities and information technology costs.

Research and development expenses were reduced $1.3 million and $2.4 million for the three and nine months ended June 30, 2009, year-over-year as compensation costs associated with headcount reductions, decreased severance expense and overhead allocation reductions from cost reduction programs continue.

General and administration

General and administration expense and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
General and administration	$3,101	$2,626	$9,732	$8,267
Percentage change from comparable prior period	18%		18%
As a percentage of net revenue	20%	18%	20%	19%
Headcount, end of period	38	42

General and administration expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with Sarbanes-Oxley Act compliance, and allocations of facilities and information technology costs.

General and administration expenses increased $0.5 million and $1.5 million for the three and nine months ended June 30, 2009 over the same period in the prior year primarily as a result of a change in the manner that executive officer and board of directors’ costs were allocated. All amounts were allocated to general and administration instead of other cost centers during fiscal 2009.  Management believes these costs are properly reported as general and administration expenses.

INTEREST INCOME

Interest income and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Interest income	$285	$845	$1,465	$3,772
Percentage change from comparable prior period	-66%		-61%
As a percentage of net revenue	2%	6%	3%	9%

Interest income consists of interest on our cash, cash equivalents, restricted cash, and investments.  Since the quarter ended September 30, 2007, we have transferred a significant portion of our investment portfolio into cash and cash equivalents.  The decrease in interest income for the three and nine ended June 30, 2009 year-over-year was attributable to a migration of the portfolio to lower yielding investments, decreases in market interest rates over the prior year, and the overall reduction in the cash, equivalents, and investments portfolio.

OTHER INCOME (EXPENSE), NET

Other income (expense) and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Other income (expense)	$2,108	$(2,927)	$(1,053)	$(4,977)
Percentage change from comparable prior period	-172%		-79%
As a percentage of net revenue	14%	20%	2%	11%

Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of intercompany balances, impairment of investments, and other income and expenses.  For the three months ended June 30, 2009, the U.S. dollar weakened against the Euro, British pound, and Australian dollar, resulting in foreign exchange gains of $2.1 million dollars for the period which represented a 172% change from the same period in 2008. The largest percentage gains during the three months ended June 30, 2009 against the US dollar were seen in the British pound and Australian dollar of 14% and 15% respectively. For the nine months ended June 30, 2009 the US dollar strengthened against the aforementioned currencies and resulted in a $1.1 million year-to-date loss on the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of our foreign entities.

INCOME TAXES

We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

As of June 30, 2009, we continue to provide a full valuation allowance for substantially all of our net deferred tax assets.  As of June 30, 2009 some deferred tax assets and liabilities in foreign jurisdictions have been benefitted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deductible and taxable temporary differences.  We consider, among other available information, historical earnings, scheduled reversals of temporary differences, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment.

We have recorded an income tax benefit for the three months and nine months ended June 30, 2009 of $0.8 million and $0.1 million, respectively. The income tax benefit was primarily related to timing differences associated with unrealized gains on foreign exchange and refundable credits earned in France.

The Company or its subsidiaries files income tax returns in the U.S. and California, as well as various other foreign and domestic jurisdictions. The French tax authority is currently examining the fiscal 2005, 2006, and 2007 income tax returns.  The Company is currently not the subject of any additional income tax examinations.  In general, the earliest open year subject to examination in a major tax jurisdiction is the year ended December 31, 2003, although depending upon jurisdiction, earlier tax years may remain open subject to limitations.

MINORITY INTEREST

Minority interest represents the minority interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

LIQUIDITY AND CAPITAL RESOURCES

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes our cash, cash equivalents, restricted cash, and investments (dollars in thousands):

	June 30, 2009	September 30, 2008	Increase (Decrease)
Cash and cash equivalents	$75,392	$70,173	$5,219
Short-term investments	3,454	9,656	(6,202)
Long-term restricted cash	1,610	—	1,610
Long-term investments	11,752	11,752	—
	$92,208	$91,581	$627

The portfolio of cash, cash equivalents, restricted cash, and marketable securities is managed by several financial institutions.  The increase of $0.6 million was attributable primarily to $0.5 million of cash provided by operating activities in the current quarter. Proceeds from the sale of short-term investments constituted a cash transfer to support operations in the beginning of the fiscal year.

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

The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Nine Months Ended June 30,
	2009	2008	Increase (Decrease)
Net cash provided by (used in) operating activities	$461	$(3,246)	$3,707
Net cash provided by (used in) investing activities	4,660	40,643	(35,983)
Net cash provided by financing activities	—	25	(25)

Operating Activities

For the nine months ended June 30, 2009, our net cash provided by operating activities increased $0.5 million resulting in positive net cash provided by operations, year-over-year due to improved operating activities and expense reduction programs.

Investing Activities

For the nine months ended June 30, 2009, net cash provided by investing activities decreased $36.0 million year-over-year as net proceeds from the purchasing and sale of short-term investments decreased. Cash provided by investing activities of $4.7 million was the result of sales of short-term securities at the beginning of the fiscal year of $6.2 million that were offset by $1.4 million of cash moved to restricted cash. Due to movements in foreign exchange rates since the initial transfer to restricted cash, this balance was valued at $1.6 million as of June 30, 2009.

ACCOUNTS RECEIVABLE, NET

The following table summarizes our accounts receivable, net (in thousands):

	June 30, 2009	September 30, 2008	Increase (Decrease)
Accounts receivable, net	$10,092	$11,792	$(1,700)

Net Accounts receivable decreased $1.7 million or 14% at June 30, 2009 from September 30, 2008, primarily as a result of the timing of invoices.  Collection activity improved during the nine months ended June 30, 2009 as days sales outstanding (“DSO”) decreased from 66 days at September 30, 2008 to 62 days by June 30, 2009.

DEFERRED REVENUE, NET

The following table summarizes our deferred revenue (in thousands):

	June 30, 2009	September 30, 2008	Increase (Decrease)
Service	$8,224	$9,589	$(1,365)
Product	3,239	2,560	679
Total	$11,463	$12,149	$(686)
Reported as:
Current	$10,637	$11,024	$(387)
Noncurrent	826	1,125	(299)
Total	$11,463	$12,149	$(686)

Deferred product revenue increased $0.7 million at June 30, 2009, primarily driven by sales of new licenses that took place during the quarter for which not all revenue recognition criteria under SOP 97-2 were met to allow revenue recognition prior to June 30, 2009.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$4,679	$743	$3,936	$—	$—

(1)	Represents remaining three months of the 2009 fiscal year.
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

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP 157-4 are effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company has adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected within a Company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for the Company’s interim reporting period ending on June 30, 2009.  The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements as it relates only to additional disclosures. The required disclosures are included in Note 1 “Basis of Presentation”.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s interim reporting for the period ending on June 30, 2009. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its fiscal year ending September 30, 2009. There will be no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

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

For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with SOP 81-1. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as a component of software revenue on the statement of operations as the related project revenues, including both the license and service components, are less than 10% of total net revenues.  Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue.  Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At June 30, 2009 and September 30, 2008, the balances of unbilled work-in-process were $0.9 million and $0.4 million, respectively.

We had one ongoing reseller arrangement under which we received a fixed percentage of license and service revenue earned by the reseller. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for service renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for service renewals in this arrangement. Accordingly, for the bundled sales of license and service, the Company recognizes revenue on a straight-line basis over the term of the service period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with our standard end-user pricing model. For the year ended September 30, 2008, $3.5 million or 18% of total software revenue and $4.0 million, or 16% of total service revenue, was allocated for this arrangement. We modified this ongoing customer arrangement in February 2009 and all future revenues will recognized as software revenue through the remainder of this arrangement.

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

Restricted Cash

Under the terms of a software development contract with a customer, we provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At June 30, 2009, restricted cash, classified as non-current, included $1.6 million of financial guarantees secured by a term deposit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements include:

•                    Fair Value Measurements

•                  Allowance for Doubtful Accounts

•                  Inventory Valuation

•                  Long-lived Assets

•                  Other Intangible Assets

•                  Goodwill

•                  Restructuring Expense

•                  Hardware Sales Warranty Reserve

•                  Provision for Income Taxes

•                  Stock-based compensation

Off-Balance Sheet Arrangements

As of June 30, 2009 the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company is exposed to currency exchange fluctuations as it sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. dollars, Euros, Australian dollars and British pounds.  A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to a gain of $2.1 million and loss of $1.1 million in the three and nine months ended June 30, 2009, respectively, as compared to a loss of $0.2 million and a gain of $0.8 million for the three and nine months ended June 30, 2008, respectively.

During the three and nine months ended June 30, 2009, of total sales, approximately 56% and 65% respectively were invoiced in U.S. dollars.  Although the Company purchases many components in U.S. dollars, approximately 46% and 54% of its expenses for the three and nine months ended June 30, 2009 were denominated in other currencies, primarily in Euros, Australian dollars and British pounds.  Because more revenue is U.S. dollar-denominated than expenses, a decline in the value of the U.S. dollar could adversely affect operating results.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents, and investment holdings. The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time these investments are made and may differ from the rates secured in the past.

At June 30, 2009, the Company held $75.4 million of cash and cash equivalents, $3.5 million in short-term investments, $1.6 million in long-term restricted cash, and $11.8 million in long-term investments for a total of approximately $92.2 million.  Cash and cash equivalents consist primarily of cash, money-market funds, and U.S. Treasuries.  Short-term investments are primarily comprised of ARS associated with Closed-end Mutual Funds.  Long-term restricted cash consists of term deposits.  Long-term investments consist of ARS, associated with CDOs Derivative Product Companies, and Student Loans.  Based on the cash, cash equivalents, restricted cash, and investments at June 30, 2009, a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest income and cash flows by approximately $0.1 million.

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

See Note 4 — Investments, in Part 1 — Item 1, Consolidated Financial Statements and Liquidity and Capital Resources for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain ARS that we held as of June 30, 2009.  The Company believes it has made reasonable judgments in its valuation of investments. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of the securities that make up the investment portfolio.

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

The Company’s CEO and CFO evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not operating effectively because the material weakness in internal controls over financial reporting as discussed below for the year ended September 30, 2008, had not been fully remediated as of June 30, 2009.  In light of the material weakness, the Company performed analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.  Management determined that, pursuant to this definition, a material weakness existed in the Company’s internal control over financial reporting at September 30, 2008 and June 30, 2009, as follows:

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

ITEM 3. DEFAULT OF SENIOR SECURITIES

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 10th day of August 2009.

ActivIdentity Corporation

By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer