Form 10-K
period 2009-09-30
ACTIVIDENTITY CORP
filed 2009-12-14
CIK 1183941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of Registrant's common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 31, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $90 million based upon the closing sales price of the common stock as reported on the NASDAQ Global Market on such date. Shares of the Registrant's common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of November 30, 2009, the Registrant had outstanding 45,866,110 shares of common stock.

Documents Incorporated by Reference

          The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ACTIVIDENTITY CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

PART I

ITEM 1:    BUSINESS

Overview

        ActivIdentity™ Corporation (the "Company" or "ActivIdentity" and also referred to as "we" or "our") is a global leader in strong authentication and credential management, providing solutions to confidently establish a person's identity when interacting digitally. For more than two decades, the Company's experience has been leveraged by security-minded organizations in large-scale deployments such as the U.S. Department of Defense, Cadence Design Systems, Nissan, and Saudi Aramco. The Company's customers have issued more than 100 million credentials, securing the holder's digital identity. Our strong authentication, credential management, security clients, and authentication devices are embraced by large organizations and governments to defend against security threats and identity fraud.

        Founded in 1987, ActivIdentity has been instrumental in providing identity security software solutions to business and government organizations around the world. ActivIdentity is the realization of a strategy to elevate the Company from its original role as a token provider to be a complete authentication solutions provider with significant intellectual property. The Company has achieved success through organic growth and strategic acquisitions. The Company is a Delaware corporation.

        We operate on a fiscal year ending September 30. For convenience in this Annual Report, we refer to the fiscal year ended September 30, 2007 as fiscal 2007, the fiscal year ended September 30, 2008 as fiscal 2008 and the fiscal year ended September 30, 2009 as fiscal 2009. We also refer to the fiscal year ending September 30, 2010 as fiscal 2010.

        ActivIdentity provides solutions to organization's for identity and access management by providing strong authentication and credential management solutions. In general, ActivIdentity solutions deliver multiple benefits, including increased digital and physical security, protection against online fraud, enhanced business process efficiencies, secure access to digital assets, and a pathway to regulatory compliance.

        ActivIdentity delivers solutions today in three primary markets: Employer-to-Employee, Business-to-Customer, and Government-to-Citizen.

        ActivIdentity's Employer-to-Employee ("E2E") solutions for employee identification access offer a multi-layered security approach across networks, systems, facilities, data, intellectual property, and information assets. The foundation of the Company's E2E solutions is a Versatile Authentication platform to control access to data and / or network assets. The platform supports a variety of authentication methods (e.g., user name and password, knowledge-based authentication, and one-time password) and authentication devices (e.g., soft tokens, hardware tokens, mobile devices, and smart cards). The authentication platform's versatility enables employers not only to provide access control for their employees, but also to extend the schema to contractors and employees of partner organizations. In these scenarios, organizations can tailor the authentication method based on the risk associated with specific types of transactions. ActivIdentity E2E solutions are highly scalable. In larger deployments, they can be complemented by the ActivIdentity Credential Management products, as well as Security Client software to ease device management.

        ActivIdentity's commercial Business-to-Customer ("B2C") solutions address the needs of organizations with electronic channels that serve consumers, businesses, suppliers, and partners. ActivIdentity has a complete Strong Authentication and Credential Management solutions portfolio to help organizations secure electronic interactions across multiple channels. ActivIdentity solutions can be tailored to meet each organization's unique needs for a range of transaction risk-levels, device authentication versatility, and user and credential life cycle management.

        ActivIdentity's Government-to-Citizen ("G2C") solutions for government-issued identity help systems integrators ("SIs") address the challenges of G2C deployments by offering a Credential Management solution, as well as complementary components that SI clients can leverage to securely upload data onto chip-based authentication cards. In addition, ActivIdentity solutions provide post-issuance update capabilities that are essential for managing applications that require constant data revisions.

Market Trends

        There are a variety of market trends that stimulate demand for strong authentication and credential management solutions:

Compliance

        Compliance can be seen as a new driver for deployment of strong authentication as it enables pathway to tamper-proof auditing trails to track who did what and when. Regulatory requirements and economic realities are pressuring organizations to secure access to applications and networks. Many industry standards and government regulations now deem static passwords as inadequate and establish guidance that multi-factor authentication should replace single-factor authentication. The Sarbanes-Oxley Act ("SOX"), recommendations from the Federal Financial Institutions Examination Council, and the Health Insurance Portability and Accountability Act have led organizations to use stronger forms of authentication to mitigate fraud and protect customer information and patient privacy.

Internal Threat Risk

        While static passwords continue to dominate as the primary mechanism for identity verification, they create numerous issues for users and organizations alike. Static passwords are often created by users to be easily remembered, making them vulnerable to guessing, social engineering, and brute force dictionary attacks. Even static passwords created under a stringent policy are vulnerable because users write them down and display them in open areas. A key security concern with static passwords is the fact that a compromise (via keystroke logger or network sniffer) often goes undetected, introducing unknown risks to the organization. Since the economic downturn, the internal risk for many organizations has increased dramatically:

  •
  According to the annual CPI / FBI survey, 59% of organizations surveyed said they have had one or more attacks reported internally. Almost 8% of those organizations reported 60 or more internal incidents.

  •
  According to a survey of more than 200 organizations globally conducted by Deloitte Touche Tohmatsu, only 28% of respondents rated themselves as "very confident" or "extremely confident" with regard to internal threats, which is down from 51% in 2008.

New Supply Chain Paradigm

        The collaboration between companies, other organizations and government agencies is driving requirements to share data across networks and provide access to applications and data behind the firewall. To mitigate risk, many large organizations and government agencies are replacing traditional user names and passwords with digital certificates that enable strong authentication, encryption, and electronic signatures. However, to fully trust the access control and identity assurance services that digital certificates enable, organizations must securely store these digital identities / certificates on authentication devices such as smart cards or smart USB tokens.

Initiatives to Drive Customer Confidence and Loyalty

        As a result of the most recent financial crisis, strong authentication is being leveraged as a tool to enhance customer loyalty, especially in the banking and financial services industry.

Product Lines, Products and Services

        ActivIdentity provides key building blocks for securing IT infrastructures and digital transactions to defend against security threats and identity fraud and at the same time increase an organization's resource utilization, improve productivity, and maximize return on investment.

        ActivIdentity offers four product lines that are the foundation for its E2E, B2C, and G2C solutions:

Strong Authentication

        ActivIdentity Strong Authentication suite of products enables organizations to securely address a variety of end-user access control scenarios, ranging from remote access via virtual private networks ("VPN") and secure access to Web-based applications, to secure access to data and applications from the local network.

        ActivIdentity offers two distinct Strong Authentication platforms for organizations that are seeking to implement a cost-effective, flexible, and scalable solution. ActivIdentity 4TRESS™ AAA Server for Remote Access addresses the security risks associated with a mobile workforce accessing systems and data remotely. ActivIdentity 4TRESS™ Authentication Server offers support for many authentication methods (e.g., user name and password, knowledge-based authentication, one-time password ("OTP"), and public key infrastructure ("PKI") certificates) and diverse audiences across a variety of service channels, making it the preferred versatile authentication platform for customer-facing transactions.

Credential Management

        ActivIdentity Credential Management products enable organizations to securely deploy and manage smart cards and USB tokens containing a variety of credentials, including PKI certificates, OTPs, static passwords, biometrics, demographic data, and virtually any other application.

        The ActivIdentity ActivID™ Card Management System is a highly scalable, reliable, proven, and extensible solution that enables organizations to securely issue and manage the complete life cycle of digital credentials on devices, as well as securely update applications and credentials on devices after they have been issued to end users.

        Together with its Security Client software, Strong Authentication platform, and Authentication Device offering, ActivIdentity can provide organizations with a complete "Smart Employee ID Solution" that can be leveraged for both physical and logical access control.

Security Clients

        ActivIdentity Security Clients software integrates and works seamlessly with ActivIdentity Strong Authentication and Credential Management offerings to deliver a comprehensive solution for security and network access.

        The ActivIdentity ActivClient™ secures desktops and networks with strong authentication based on smart cards and PKI. ActivIdentity ActivClient™ supports the U.S. government's most stringent security requirements and standards. Organizations have issued millions of cards to secure network access, encrypt data, sign emails, and log in to Web applications.

        ActivIdentity SecureLogin™ Single Sign-On software provides a simple and secure approach, enabling consistent password management and allowing organizations to provide a single secure sign-on for both local and remote users.

        The ActivIdentity™ Authentication Client provides end users with self services to temporarily enable access to workstations and reset Windows passwords. In addition, it allows management with auditing, diagnostic, and policy configuration support and enables smart card password authentication.

Authentication Devices

        Organizations' strong authentication needs vary widely based on transaction risks, deployment scenarios, and user communities. ActivIdentity offers a broad range of authentication devices that interoperate with its Strong Authentication and Credential Management products. These devices include the ActivIdentity line of OTP Tokens and other third-party devices such as Smart Cards, Smart Card Readers, Smart USB Tokens, Display Card Tokens, Soft Tokens and Hardware Security Modules.

Services

        ActivIdentity offers training, implementation and ongoing architecture assessment services to guide and support organizations. Professional services are offered to ensure that the deployment of ActivIdentity solutions meet an organization's security, compliance, and vulnerability management needs. Training programs help an organization learn quickly how to configure, administer, and optimize ActivIdentity strong authentication and credential management solutions in its network environment.

Customers

        Our customers include primarily large-scale organizations in the technology, government, manufacturing, banking and financial services industries.

        For fiscal 2009 and 2008, Novell accounted for more than 10% of our total revenue. In fiscal 2007, Novell and Electronic Data Systems (EDS) accounted for more than 10% of our total revenue.

Sales, Services, and Marketing

        Our sales and marketing efforts are aimed at building long-term relationships with our customers. We market and sell our products and technologies through our worldwide direct sales force and through a network of partners including SIs, original equipment manufacturers ("OEMs"), value added distributors ("VADs"), and VARs. Our direct sales force focuses on the top 2,000 companies worldwide and government agencies, working in concert with our channel sales and business development teams supporting initiatives with our SI, OEM, VAD and VAR partners.

        In addition to sales and service offices in the United States, we conduct sales, marketing, and services out of wholly-owned subsidiaries or branches in other countries, including the United Kingdom, France, Germany, Singapore, and Australia. International revenue accounted for approximately 53%, 58%, and 59% of our total revenue in fiscal 2009, 2008, and 2007, respectively. We maintain an export compliance program that is designed to meet the requirements of the U.S. Departments of Commerce and State.

        We believe that sales outside the United States will continue to be a significant percentage of our total revenue. Our future performance will depend, in part, on our ability to continue to compete successfully in Europe, one of the largest markets for our solutions. International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenue from our international business may also be affected by fluctuations in currency exchange rates. These factors could have a material adverse effect on our future business and financial results.

        ActivIdentity provides technical support from offices located in the U.S., France, and the United Kingdom. These offices provide technical support to our integration and distribution partners, who, in turn, provide first level and second level support to end users. We offer certification training programs and have established a worldwide "ActivIdentity Channel Partner Program". In addition, we provide telephone and online support services to answer inquiries related to implementation, integration, and operation of our products and technologies. Our standard practice is to provide a one-year warranty on hardware and ninety days on software products.

        We have organized our marketing efforts into three functional groups to support our business strategies as follows:

Product and Solutions Marketing

        The product and solutions marketing team is responsible for synthesizing data from key customers, partners, and industry analysts to assist us in defining next generation solutions/products. Furthermore, the product and solutions marketing team develops all sales and market messaging, positioning, collateral, and selling tools to enable our sales force and channel partners to capitalize on market opportunities and effectively position and sell our products.

Channel and Partner Marketing

        Our channel and partner marketing organization defines and implements integrated marketing programs to increase brand and product awareness, as well as capture mindshare and enthusiasm for ActivIdentity solutions with channel and partner sales forces.

Corporate Marketing Services

        Corporate marketing efforts include Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, associations marketing, and seminars. Our marketing programs target global 2000 companies and government decision makers, information technology managers and service providers using a high value approach addressing business problem solving and return on investment.

Competition

        We compete in the strong authentication, credential management, security clients and authentication devices markets. We compete with numerous companies in each of these technology categories. The overall number of our competitors may increase and the identity and composition of competitors may change over time.

        The worldwide market for identity management is highly competitive. In each of our product categories, we face competition from established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have, such as RSA Security (the security division of EMC Corporation), VeriSign, SafeNet, IBM, Passlogix, Thales Group, and Vasco Data Security International Inc. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

        We believe that the principal factors affecting competition in our product segments include system performance, ease of use, reliability, installed base, technical service and support, product functionality, scalability, flexibility, use of open standards, return on investment, and total cost of ownership. We believe that, while price and delivery are important competitive factors, the customers' overriding requirement is for systems that easily and effectively incorporate into their existing ecosystem and enhance productivity.

        We intend to invest in the development of comprehensive, flexible, and cost-effective security solutions that adhere to industry standards and provide advanced features and functions for specific markets. In addition, we will continue to leverage our leadership position in the U.S. Federal government market to expand our business to address customer needs, develop our channel partners, and implement new promotional campaigns to increase the awareness and adoption of our solutions.

        Management believes that we are well positioned in the market with respect to both our products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenue, gross margins, and market share, any of which would negatively impact our operating results and financial condition.

Industry Associations

        At ActivIdentity, innovation is born of imagination and molded by pragmatism. As a leading innovator in strong authentication and credential management, ActivIdentity is dedicated to driving industry standards. ActivIdentity belongs to a range of trade groups and industry associations to advance interoperability, ensure the highest technical standards, and promote innovative strong authentication and credential management technologies now and in the future.

        As of September 30, 2009, ActivIdentity is a member of the following industry associations:

  •
  GlobalPlatform

  •
  The Smart Card Alliance

  •
  Open AuTHentication (OATH)

  •
  Intellect

Intellectual Property

        Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property.

        We rely primarily on a combination of copyrights, trademarks, service marks, trade secrets, patents, restrictions on disclosure, and other methods to protect our intellectual property. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants, and current and potential affiliates, customers, and business partners. We also generally control access to and distribution of proprietary documentation and other confidential information. In addition, we limit access to and distribution of our software, documentation, and other proprietary information.

        We have been issued numerous patents (approximately 100 issued and another 100 pending) in the U.S. and abroad, covering a wide range of our technology. Additionally, we have filed numerous patent applications with respect to certain aspects of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S.

        From time to time, we acquire license rights under United States and foreign patents and other proprietary rights of third parties. For instance, in July 2006 we acquired certain patents and related intellectual property in the area of digital identity management from a third party for approximately $4.0 million to enhance our patent position. In June 2005 we out-licensed on an exclusive basis, with retained rights for internal use, certain of our biometric patents and pending patent applications for $4.1 million.

        We continue to file patent applications both in the U.S. and abroad to protect key technologies and innovations provided by our research and development efforts. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

Research and Development

        We have research and development teams in Fremont (United States) and Suresnes (France) that are responsible for the design, development, and release of our products. The research and development function is organized into product management, product architecture, development, quality assurance, and documentation disciplines. When appropriate, we also integrate our products into third party technology that we purchase or license to shorten our time-to-market.

        The focus of our research and development efforts is to bring to market enhanced versions of our existing products, as well as new products, in order to address customer needs while maintaining compliance with government and industry standards. Our research and development expenses were $15.1 million, $18.9 million, and $19.9 million in fiscal 2009, 2008, and 2007, respectively.

Operations

        We have established relationships with hardware manufacturers and assemblers and software reproducers. Additionally, we have outsourcing arrangements for product warehousing and fulfillment services. Our global production and distribution capacity supports our current requirements and can readily be increased by augmenting existing production lines with current suppliers. We maintain ownership of all manufacturing tools, molds and software, supply all critical components, and define all manufacturing processes and quality control processes, thereby granting us the ability to relocate the manufacturing process or sub-license the manufacturing rights to a third party supplier should any unforeseen interruption occur.

        Our hardware products are manufactured by third-party vendors based in China and Singapore. Our hardware products are shipped directly to our distribution partners and customers or to company warehouses in Fremont (United States), Hong Kong, Singapore, and Suresnes (France) for subsequent distribution. Software products are produced and packaged in Fremont (United States) and Suresnes (France).

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

Employees

        As of September 30, 2009, we employed approximately 220 people on a full-time basis, 111 in the United States and 109 elsewhere. Of the total, 82 were in product research and development, 54 in sales and marketing, 30 in product support and consulting services, ten in product management, five in operations, and 39 in general and administration.

        Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

Executive Officers

        Our executive officers as of September 30, 2009 and their ages and titles as of that date were as follows:

Name	Age	Position
Grant Evans	51	Chief Executive Officer and Chairman
Jacques Kerrest	63	Chief Financial Officer and Chief Operating Officer
Michael Sotnick	42	Executive Vice President, Worldwide Sales and Field Operations
John Boyer	33	Senior Vice President, Worldwide Engineering

        Grant Evans has served as our Chief Executive Officer since April 2008 and was elected to the Board in March 2008. Mr. Evans served from January 2003 to March 2007 as the Chief Executive Officer and as a Director of A4Vision, Inc., a developer and manufacturer of machine vision technology for identity security. Prior to this, he served from March 1999 to March 2002 as the Executive Vice President at Identix, a publicly traded developer and manufacturer of identification technology solutions. Mr. Evans was also previously Vice President and General Manager of Identicator Technology and was responsible for leading that company's strategic direction and launching the commercial biometric market. Mr. Evans is a member of the board of directors of Bioscrypt, a security access control company.

        Jacques Kerrest joined the Company in August 2008 as our Chief Financial Officer and Chief Operating Officer. Prior to joining the Company, from September 2004 until March 2008, Mr. Kerrest served as the Chief Financial Officer of Virgin Media, Inc., a communications company. From June 2003 to August 2004, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, N.V., a global enterprise communications infrastructure company. From August 1997 to May 2003, Mr. Kerrest was the Senior Vice President and Chief Financial Officer of Harte-Hanks, Inc., a worldwide direct and targeted marketing company. From August 1995 to July 1997, Mr. Kerrest served as the Chief Financial Officer of Chancellor Broadcasting Company, a radio broadcasting company. From 1993 to July 1995, Mr. Kerrest was the Chief Financial Officer of Positive Communications, Inc., a private telecommunications company.

        Michael Sotnick joined the Company in December 2008 as our Executive Vice President, Worldwide Sales and Field Operations. Prior to joining the Company, from January 2005 until August 2008, Mr. Sotnick served as the Senior Vice President and General Manager of SAP Americas, Inc., a subsidiary of SAP AG, a software company. From 1999 to 2005, Mr. Sotnick served in various roles at Veritas Software Corporation, a storage and management software company, including as the Vice President of Partner Sales from 2001 to 2004 and other sales positions from 1999 to 2001. From 1994 to 1999, Mr. Sotnick served in various sales positions at Seagate Software Corporation, a software company that was a subsidiary of Seagate Technology, including Managing Director, Europe/Middle East/Africa, Director National Sales, and Eastern Area Sales Manager.

        John Boyer joined the Company in October 2001 and has served as our Senior Vice President, Engineering since November 2008. Mr. Boyer served from October 2004 to October 2008 as our Director of Architecture and Chief Architect, from January 2003 to September 2004 as our Manager of Product Architecture, and from November 2001 to December 2002 in various engineering management positions. From March 1999 to October 2001, Mr. Boyer held various engineering roles at American Biometric Company, Ltd., a subsidiary of DEW Engineering and Development, Ltd.

Available Information

        Additional information about ActivIdentity is available on our website at www.actividentity.com. We make available free of charge on our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (SEC). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549, by mailing a request to the United States Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street, NE, Washington, DC 20549-0213, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

        We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2009, 2008, and 2007, we incurred losses of approximately $5.5 million, $76.5 million, and $9.3 million, respectively. As of September 30, 2009, our accumulated deficit was $328.6 million, which represents our net losses since inception. Although we had approximately $92.2 million in cash and cash equivalents, and investments as of September 30, 2009, we may not be able to raise additional capital in the event that our current cash and cash equivalents are insufficient.

        We will need to achieve incremental revenue growth and manage our costs to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis thereafter. It is possible that our revenue will grow at a slower rate than we anticipate or that operating expenses will increase beyond our current run rate. The current global economic slowdown could slow customer orders, as well as anticipated revenue growth, and could further delay our prospects for operating profitability.

         Our cost-reduction initiatives may not result in the anticipated savings or more efficient operations and may harm our long-term viability.

        Over the past several years, we have implemented extensive cost cutting measures and have incurred significant cost-reduction charges as we have attempted to streamline operations, improve efficiency, and reduce costs. We expect that we may undertake further cost-reduction initiatives in the future as we realign our business around areas of strategic focus. Although we believe that it has been and will continue to be necessary to reduce the size and cost of our operations to improve our performance, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who have been terminated as part of our cost-reduction activities possessed specific knowledge or expertise that may prove to have been important to our operations and we may be required to rehire them or to hire persons with similar skills in order to develop new products to increase our revenue. These efforts may not result in anticipated cost savings, making it difficult for us to achieve profitability. These cost-reduction initiatives may also preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our product offerings, competitiveness or long-term prospects.

         We derive revenue from only a limited number of products and we do not have a diversified product base.

        Substantially all of our revenue is derived from the sale of our credential management and strong authentication systems and products. We anticipate that substantially all of our future revenue, if any, will also be derived from these products. If for any reason our sale of these products is impeded or if we divest existing product lines as part of our ongoing strategic realignment, and we have not diversified our product offerings, our business and results of operations could be harmed. We have reduced our product offerings as part of our prior restructuring initiatives to focus on our core products and do not expect to diversify our product offerings in the foreseeable future.

         Our customer base is highly concentrated and the loss of any one of these customers or delay in anticipated orders could adversely affect our business.

        Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and OEMs. Historically, we have experienced a concentration of revenue in certain of our channel partners and customers. In fiscal 2009 and 2008, Novell accounted for more than 10% of our total revenue. In fiscal 2007, Novell and Electronic Data Systems (EDS) each accounted for more than 10% of our total revenue. Additionally, a substantial portion of our total product revenue is generated from the governmental sector. In fiscal 2009, 2008, and 2007, worldwide government business accounted for approximately 19%, 20%, and 27%, respectively, of total product revenue. Although government spending is currently high in light of various economic recovery initiatives, diversion of government resources to economic recovery programs and reductions in state and local government spending may harm our business. We expect future revenue variability in this sector due to fluctuations in government ordering patterns and frequent delays associated with larger programs.

        Our operating results would be adversely affected if any of the following events occur:

  •
  The loss of the above or other significant customers;

  •
  The failure of any of our significant channel partners to renew their contracts upon expiration, or the termination by these partners of their contracts;

  •
  The divestiture of products or product lines, which would cause the loss of that revenue; or

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

        Our quarterly revenue, expense levels, and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will vary from the guidance we have provided, or otherwise not meet investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

  •
  The size and timing of customer orders which are received unevenly and unpredictably throughout a fiscal year and may be subject to seasonality relating to the United States federal government's fiscal year and related spending patterns;

  •
  The mix of products licensed and types of license agreements;

  •
  The effect of generally accepted accounting principles on the timing of revenue recognition; for example, if prices for our products or services vary significantly, we may not maintain vendor specific objective evidence of fair value of undelivered elements which could result in deferring revenue to future periods;

  •
  The timing of customer payments;

  •
  The size and timing of revenue recognized in advance of actual customer billings and customers with installment payment schedules that may result in higher accounts receivable balances;

  •
  Changes in financial markets, which could adversely affect the value of our assets and our liquidity;

  •
  The relative mix of our software and services revenue, as well as the relative mix of product offerings, which could change in connection with strategic realignment initiatives;

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

        Furthermore, the implementation process can be subject to delays resulting from issues associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenue would also occur over this period. This interaction, thereby can negatively impact the results of our operations in the near term, resulting in unanticipated fluctuations between periods.

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

        In addition, the digital identity market has evolving industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. Uncertainty surrounding the Homeland Security Presidential Directive No. 12 (HSPD 12) may affect sales of our products to government agencies. If our products do not comply with the requirements of HSPD 12, we may not be able to sell to agencies that must comply with this Directive.

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

        Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International revenue and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During fiscal 2009, 2008, and 2007, markets outside of North America accounted for 53%, 58%, and 59%, respectively, of total revenue.

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

        While we present our financial statements in U.S. Dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian Dollars and British Pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. Dollar and foreign currencies may adversely affect our future operating results. Due to fluctuations in foreign currencies we recorded a loss of $0.8 million in fiscal 2009, a loss of $2.0 million in fiscal 2008, and a gain of $3.4 million in fiscal 2007, on our consolidated statements of operations.

         We invest in securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value of our assets.

        During fiscal 2008, we reclassified $33.0 million at cost of our investments in certain auction rate securities ("ARS") from short-term to long-term investments as the auctions for these holdings effectively ceased with no indication as to when or if these auctions would resume in the future. Given these developments and the resultant consequences of the lack of liquidity for these investments, coupled with other developments in the credit markets in general, we recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2009 and September 30, 2008. We hold an additional $3.1 million of ARS in short-term investments, valued at par as of September 30, 2009. These particular ARS investments have had liquidity events recently and we, therefore, expect that these will be called in full and at par within twelve months. We continually monitor all of our ARS investments and evaluate any changes as to impairment factors on a continual basis.

        ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations ("CDO"), closed-end mutual funds, derivative product companies, and student loans. Uncertainty in the financial markets has affected the liquidity of our ARS holdings and resulted in a significant increase in the risks related to the ARS investments classified as long-term, specifically the CDO and derivative product companies securities, and to a lesser degree, the student loan holdings. During fiscal 2009 and 2008, $0.6 million and $12.3 million respectively, of ARS, specifically the closed-end mutual funds and taxable municipals, were called at par. Based on the liquidity provided by these holdings during the fiscal year, we continue to classify our remaining closed-end mutual fund holdings as short-term. However, future changes in the market regarding these securities may result in reclassifications and/or revaluations in future periods.

        Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions that began in August 2007 have resulted, in most cases, in revised estimates of fair value that are less than par. We have reviewed the ARS investments classified as long-term and have valued these holdings accordingly using a discounted cash flow methodology.

        While we have used what we believe to be an appropriate valuation model for these securities and have attempted to incorporate all known and significant risk factors into the analysis, we must still make certain estimates and assumptions when assessing the value of the investment portfolio. These estimates are based on market conditions, which are currently in a state of heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions. Accordingly, assumptions regarding cash flows, liquidity, discount rates, default and other risks were made as part of management's analysis and valuation of our ARS holdings as of September 30, 2009.

        We believe we have made reasonable judgments in our valuation exercise. If the relevant assumptions, estimates, or the related analyses still prove incorrect or, if due to additional information received in the future, management's conclusions change, we may be required to change the recorded value of these securities, or other securities that make up the investment portfolio. We will continue to carefully monitor these securities and the ARS markets, and work diligently to recover any lost value through all available means. We recently sold some of our ARS and the results of those sales may not be indicative of future amounts to be realized. See note—19 Subsequent Events.

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

         We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted. Employee turnover could adversely impact our revenue, costs and productivity.

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

        In part due to our restructuring efforts over the past several years, we have become increasingly dependent on a smaller number of employees. If key employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled key employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees to fill these positions. For example, the recruiting market for experienced operations personnel is very competitive and we may be limited in our ability to attract and retain key operations talent if the need should arise. New employees must learn the ActivIdentity organization, products, and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the Company and our turnover rate may be higher if key employees decided to leave on their own accord. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity, or ability to respond quickly to the competitive environment.

         We have recorded significant write-downs in recent periods for impairment of acquired intangible assets and goodwill and may have similar write-downs in future periods.

        We recorded an impairment charge of $35.9 million to goodwill during fiscal 2008, and had previously recorded goodwill impairments in 2005. Due to our declining stock price, we conducted a goodwill impairment analysis in fiscal 2008, and determined the full carrying value of our goodwill was impaired. At September 30, 2008 and September 30, 2009, we have no goodwill on our balance sheet.

        We may terminate additional non-core activities in the future or determine that our long-lived assets or acquired intangible assets have been impaired. Any future termination or impairment related charges could have an adverse effect on our financial position and results of operations.

        As of September 30, 2009, we had $1.8 million of other intangible assets, representing approximately 2% of our total assets. If our estimates of future undiscounted cash flows to be derived from the use of our other intangible assets drop below the carrying value of such assets, an additional impairment charge may be required.

         The protection of our intellectual property rights is crucial to our business and, if third parties use our intellectual property without our consent, our business could be damaged.

        Our success is heavily dependent on protecting intellectual property rights in our proprietary technology, which is primarily our software. It is difficult for us to protect and enforce our intellectual property rights for a number of reasons, including:

  •
  policing unauthorized copying or use of our products is difficult and expensive;

  •
  software piracy is a persistent problem in the software industry;

  •
  our patents may not cover the full scope of our product offerings and may be challenged, invalidated or circumvented, or may be enforceable only in certain jurisdictions; and

  •
  our shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions.

        In addition, the laws of many countries do not protect intellectual property rights to as great an extent as those of the United States and France. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary technology due to piracy and misappropriation.

        We also seek to protect our confidential information and trade secrets through the use of nondisclosure agreements with our employees, contractors, vendors, and partners. However, there is a risk that our trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult or costly for us to enforce our rights and retrieve published trade secrets.

        We sometimes contract with third parties to provide development services to us, and we routinely ask them to sign agreements that require them to assign intellectual property to us that is developed on our behalf. However, there is a risk that they will fail to disclose to us such intellectual property, or that they may have inadequate rights to such intellectual property. This could happen, for example, if they failed to obtain the necessary invention assignment agreements with their own employees.

        We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. See "Item 3 Legal Proceedings" and Note—15 Commitments and Contingencies

         Our operating results could suffer if we are subject to intellectual property infringement claims.

        We may face claims of infringement on proprietary rights of others that could subject us to costly litigation and possible restriction on the use of such proprietary rights. There is a risk that potential infringement or invalidity claims may be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our products or may be forced to obtain a license for such intellectual property rights. However, we may not be able to modify our products or obtain a license on commercially reasonable terms, or at all.

         We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.

        As part of our business strategy, we have acquired companies, technologies, product lines and personnel to complement our internally developed products. We expect that we will have a similar business strategy going forward. Acquisitions involve numerous risks, including the following:

  •
  Our acquisitions may not enhance our business strategy;

  •
  W may apply overly optimistic valuation assumptions and models for the acquired businesses, and we may not realize anticipated cost synergies and revenue as quickly as we expected or at all;

  •
  We may not integrate acquired businesses, technologies, products, personnel and operations effectively;

  •
  Management's attention may be diverted from our day to day operations, resulting in disruption of our ongoing business;

  •
  We may not adopt an appropriate business model for integrated businesses, particularly with respect to our go to market strategy;

  •
  Customer demand for the acquired company's products may not meet our expectations;

  •
  We may incur higher than anticipated costs for the support and development of acquired products;

  •
  The acquired products may not be compatible with our existing products, making integration of acquired products difficult and costly and potentially delaying the release of other, internally developed products;

  •
  We may have insufficient revenue to offset the increased expenses associated with acquisitions;

  •
  We may not retain key employees, customers, distributors and vendors of the companies we acquire;

  •
  Ineffective internal controls of the acquired company may require remediation as part of the integration process;

  •
  We may be required to assume pre-existing contractual relationships, which would be costly for us to terminate and disruptive for our customers;

  •
  The acquisitions may result in infringement, trade secret, product liability or other litigation: and

  •
  If we are unable to acquire companies that facilitate our strategic objectives, we may not have sufficient time to develop our own products and may not remain competitive.

        As a result, it is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated.

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

        In July 2008, we adopted a stockholder rights agreement, which is sometimes also called a "poison pill." This agreement has the effect of discouraging a stockholder from acquiring more than 20% of our issued and outstanding common stock without prior approval of our Board of Directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us, for a period of three years from engaging in a business combination with a person who acquires more than 15% of our common stock unless our Board of Directors or stockholders' approval is obtained. Defensive measures such as the stockholder rights agreement and Section 203 are expected to have the effect of discouraging coercive hostile takeover attempts where the Board of Directors does not support the transaction. Any delay or prevention of a change of control transaction could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a premium over the then current market price for their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have no unresolved staff comments as of the date of this filing.

ITEM 2.    PROPERTIES

        Our properties consist primarily of leased office facilities for sales, marketing, research and development, and support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the lease expiration dates (or the applicable cancellation period) and approximate square footage of the facilities that we lease globally as of September 30, 2009.

Location	Area Leased	Lease Expiration
Fremont, California(1)	41,000	February 2011
Suresnes, France	7,000	June 2012
Canberra, Australia	1,200	July 2012
Centreville, Virginia	5,000	June 2010

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

ITEM 3.    LEGAL PROCEEDINGS

        On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, "Intercede"). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede's counterclaims and to strike certain of Intercede's defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede's counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company's motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. The Company believes that it has meritorious defenses to Intercede's counterclaims. No amounts related to the Intercede litigation have been recorded in the Company's financial statements other than legal fees as part of normal expenses for fiscal 2009.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ActivIdentity Corporation's common stock trades on the NASDAQ Global Market under the symbol "ACTI".

        The table below sets forth for the periods indicated the high and low closing sale prices of our common stock on the NASDAQ Global Market.

	High	Low
Fiscal 2009:
Quarter ended September 30, 2009	$3.04	$2.25
Quarter ended June 30, 2009	2.77	1.83
Quarter ended March 31, 2009	2.49	1.50
Quarter ended December 31, 2008	2.54	1.07
Fiscal 2008:
Quarter ended September 30, 2008	$2.88	$2.26
Quarter ended June 30, 2008	2.99	2.18
Quarter ended March 31, 2008	3.69	2.50
Quarter ended December 31, 2007	5.15	3.39

        We estimate that we have approximately 27,619 beneficial owners of our common stock as of September 30, 2009.

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

Stock Performance Graph

        We list our common stock on the NASDAQ Global Market. The following graph compares the cumulative total stockholder return on our common stock from September 30, 2004 through September 30, 2009, with the cumulative total return of (i) the NASDAQ Global Market System Composite Index (NASDAQ Composite), (ii) the NYSE Arca Computer Technology Index (NYSE Arca Technology), (iii) the NASDAQ Computer Index (NASDAQ Computer), and (iv) the RDG MicroCap Technology Index (RDG MicroCap Technology) over the same periods. For fiscal 2009, we have presented for the first time the NYSE Arca Computer Technology Index, a market capitalization weighted index designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry, and the RDG Micro Cap Technology Index, an index comprised of technology companies with a market capitalization below $300 million. This graph assumes an initial investment of $100 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and may not be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ActivIdentity -NASNM, The NYSE Arca Technology Index
and the RDG MicroCap Technology Index

*
$100 invested on 9/30/04 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09
ActivIdentity Corporation	100.00	70.52	76.55	84.04	36.81	45.11
NASDAQ Composite	100.00	113.78	121.50	143.37	109.15	112.55
NASDAQ Computer	100.00	115.31	121.76	149.58	111.69	128.44
RDG MicroCap Technology	100.00	94.27	90.22	83.40	42.51	37.97
NYSE Arca Technology	100.00	104.67	105.23	131.26	73.84	71.43

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for the years ended September 30, 2009, 2008 and 2007 and the balance sheet data as of September 30, 2009 and 2008 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended September 30, 2006 and 2005 and the balance sheet data as of September 30, 2007, 2006 and 2005 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	For the Year Ended September 30,
	2009	2008	2007	2006	2005
Consolidated Income Statement Data:
Revenue:	$62,321	$59,009	$59,553	$53,375	$42,156
Income (loss) from operations	(7,191)	(56,482)	(18,529)	(27,065)	(51,367)
Net income (loss)	$(5,546)	$(76,457)	$(9.298)	$(22,472)	$(47,926)
Net income (loss) per share:
Basic	$(0.12)	$(1.67)	$(0.20)	$(0.50)	$(1.11)
Diluted	$(0.12)	$(1.67)	$(0.20)	$(0.50)	$(1.11)

	As of September 30,
	2009	2008	2007*	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$78,724	$79,829	$121,723	$128,047	$153,554
Working capital	69,895	72,168	115,527	124,155	145,220
Goodwill	—	—	35,874	35,874	36,162
Total assets	114,577	117,601	188,452	200,988	215,347
Minority interest	311	304	354	373	1,240
Total stockholders' equity	87,936	89,354	159,443	168,953	187,419

*
$1.4 million has been reclassified from non-current to current deferred revenue as of September 30, 2007, to correct an error identified in the deferred revenue reconciliation during fiscal 2008. The reclassification resulted in a reduction of working capital by $1.4 million for fiscal 2007. This reclassification had no other effect on our reported financial statements.

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

        ActivIdentity™ Corporation (the "Company" or "ActivIdentity" and also referred to as "we" or "our") is a global leader in strong authentication and credential management, providing solutions to confidently establish a person's identity when interacting digitally. For more than two decades, the Company's experience has been leveraged by security-minded organizations in large-scale deployments such as the U.S. Department of Defense, Cadence Design Systems, Nissan, and Saudi Aramco. The Company's customers have issued more than 100 million credentials, securing the holder's digital identity. Our strong authentication, credential management, security clients, and authentication devices are embraced by large organizations and governments to defend against security threats and identity fraud.

        Founded in 1987, ActivIdentity has been instrumental in providing identity security software solutions to business and government organizations around the world. Today's ActivIdentity is the realization of a strategy to elevate the Company from its original role as a token provider to be a complete authentication solutions provider with significant intellectual property. The Company has achieved success through organic growth and strategic acquisitions.

        We operate on a fiscal year ending September 30. For convenience in this Annual Report, we refer to the fiscal year ended September 30, 2007 as fiscal 2007, the fiscal year ended September 30, 2008 as fiscal 2008 and the fiscal year ended September 30, 2009 as fiscal 2009. We also refer to the fiscal year ending September 30, 2010 as fiscal 2010.

        ActivIdentity offers four product lines, which are the foundation for its Employer-to-Employee, Business-to-Customer, and Government-to-Citizen solutions.

Credential Management

        ActivIdentity Credential Management products enable organizations to securely deploy and manage smart cards and USB tokens containing a variety of credentials, including public key infrastructure (PKI) certificates, one-time passwords (OTPs), static passwords, biometrics, demographic data, and virtually any other application. The ActivIdentity ActivID™ Card Management System is highly scalable, reliable, proven, and extensible solution that enables organizations to securely issue and manage the complete life cycle of digital credentials on devices, as well as securely update applications and credentials on devices after they have been issued to end users. Together with its Security Client software, Strong Authentication platform, and Authentication Device offering, ActivIdentity can provide organizations with a complete "Smart Employee ID Solution" that can be leveraged for both physical and logical access control.

Strong Authentication

        Prominently featured in several Gartner research reports, including "MarketScope for Enterprise Broad-Portfolio Authentication Vendors," published in April 2009 and "Market Overview: Authentication," published in September 2008, ActivIdentity offers two distinct strong authentication platforms for organizations that are seeking to implement a cost-effective, flexible, and scalable solution. ActivIdentity 4TRESS™ AAA Server for Remote Access addresses the security risks associated with a mobile workforce accessing systems and data remotely. ActivIdentity 4TRESS™ Authentication Server is targeted for large infrastructures and offers support for multi-channel and multi-factor authentication methods (e.g., user name and password, knowledge-based authentication, one-time password, PKI certificates) and diverse audiences across a variety of service channels, making it the preferred versatile authentication platform for customer-facing transactions.

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

        Whether using ActivIdentity ActivClient™ to secure workstations with smart cards and smart USB tokens, ActivIdentity SecureLogin™ Single Sign-On to provide comprehensive enterprise single sign-on and password management capabilities, or ActivIdentity™ Authentication Client to offer additional authentication, user, and management services, ActivIdentity delivers a complete solution to meet the requirements of any organization.

Authentication Devices

        ActivIdentity Authentication Devices provide organizations with a one-stop shop experience. ActivIdentity Authentication Devices range from Smart Cards, Smart Card Readers, Smart USB Tokens, OTP Tokens, DisplayCard Tokens, and Soft Tokens to Hardware Security Modules. ActivIdentity Authentication Devices provide the flexibility to deploy any combination of devices to best meet an organization's specific business needs, security requirements, and budget.

BUSINESS VIEW

        Our Strategy:    In 2009, management started to implement a multi-pronged business transformation plan. Management is realigning the Company to increase the organizational and operational efficiencies through its initiatives to optimize cost and improve key operation processes that are expected to create a foundation for future growth strategies. This plan is expected to deliver modest revenue growth and reduced operational expenses. Management has initiated a global growth strategy that is intended to capture a global market leadership position for ActivIdentity by leveraging the Company's existing core assets and customer base to issue and manage identity credentials (and devices), authenticate using these credentials, enforce access control rules and enable the credential usage. As part of this strategy, ActivIdentity intends to realign its products and solutions to better address customer requirements, and to create and penetrate new and existing markets.

        Industry Outlook:    We believe that the identity management market (covering credential management solutions and strong authentication) is a rapidly emerging global industry that despite the economic downturn offers opportunity for growth. Main business drivers are tightening of government regulations, growing awareness of the risks of identity theft (especially in light of the increased internal threat from disgruntled ex-employees), and the growth in electronic commerce. While the industry is still in the early stage of development, industry-wide standards are evolving. Combining the essential back-end infrastructure components (a versatile strong authentication platform and a credential management system) of an identity management system with a variety of authentication devices as well as security clients to enable a secure, end-to-end solution is essential for protecting an organization's assets, including network infrastructures, employees, customers, and confidential data. Issues driving industry growth and standardization are often unique across our target customer base, especially in international locations. We continue to monitor the evolution of the digital identity market and adapt products and services to best position the Company to realize competitive advantages. Additional challenges and risks that our product lines face include, but are not limited to: price and product feature competition, evolving technological change in the network security market, and risk of bugs and other errors in the software.

        Financial Performance Indicators:    We have a long and often complicated sales cycle and are dependent on a relatively small number of large deals, which can result in significant revenue fluctuations between periods. The typical sales cycle is six to nine months for an enterprise customer and over 12 months for a network service provider or government agency. As a result, in addition to monitoring financial performance based on reported revenue, management analyzes the probability of future transactions in the open deal pipeline when assessing financial condition and operating performance. Trends in deferred revenue, maintenance renewal contracts, and customer, geographic, or product mix are also integral to management's decision making process.

        Strategic Initiatives:    We are currently realigning our product and solutions strategy to address current and future market trends. As part of these efforts, we are conducting market studies to analyze vertical market segments in which the information technology (IT) spending and adoption rates favor strong authentication and credential management system solutions. These verticals include, but are not limited to the Banking and Financial Services Industry (BFSI), Government, Enterprise (especially high-tech and pharmaceuticals), as well as Aerospace and Defense. We are also developing financial performance benchmarks to quantify the financial impacts of the revised strategic alignment and provide additional tools to assist management in assessing our financial condition. Restructuring and related cost cutting plans implemented to date have helped to streamline the Company and management will continue to identify areas for strategic improvement, in both revenue growth and cost containment.

SIGNIFICANT EVENTS

        Restructurings:    As of September 30, 2009, we were still obligated to pay $0.8 million (net of sub-lease income) for the vacated Fremont, California facility over the remaining lease term ending February 2011.

        Significant or Unusual Items:    During fiscal 2009 the following items impacted our net loss.

  •
  Severance expense—At September 30, 2009, employee headcount was 220, down 15%, or 40 employees, from September 30, 2008. Associated with the reduction in headcount, we recorded $2.8 million in severance expense, primarily through operating expenses, for fiscal 2009 as we continue to realign our business in accordance with our revised strategic initiatives. Cost savings associated with the headcount reduction should be recognized in fiscal 2010 as our strategic realignment is executed.

  •
  Foreign exchange losses—For the year ended September 30, 2009, we recorded a realized gain on foreign exchange of $0.4 million and an unrealized loss on foreign exchange of $1.2 million in our consolidated statement of operations. Realized losses resulted from foreign exchange rate fluctuations between the initiation and settlement of transactions denominated in a non-functional currency of the associated entity. Unrealized losses resulted from the revaluation of assets and liabilities denominated in a non-functional currency on the balance sheets of the associated entities. The losses were primarily driven by fourth quarter strengthening of the U.S. Dollar, specifically against the Euro and British Pound.

RESULTS OF OPERATIONS

Executive Summary

  •
  Our revenue for fiscal 2009 was $62.3 million, an increase of 6% compared to revenue of $59.0 million for fiscal 2008.

  •
  Our gross profit for fiscal 2009 was $40.3 million, an increase of $5.0 million, or 14% compared to gross profit of $35.3 million for fiscal 2008. Gross margin percentage increased by approximately 4 percentage points in fiscal 2009 compared to 2008.

  •
  Our net loss for fiscal 2009 was $5.5 million, an improvement of $71.0 million, or 93% compared to net loss of $76.5 million for fiscal 2008.

Comparison of Fiscal Years ended September 30, 2009, 2008, and 2007

        Certain prior periods' revenue and cost of revenue have been reclassified to conform to the current period's presentation. See further discussion of reclassified amounts in Note 1—Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements.

REVENUE

        Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Fiscal Year Ended September 30,			Change from Prior Fiscal Year
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Software	$23,975	$19,589	$19,363	$4,386	22%	$226	1%
Hardware	15,784	15,078	16,894	706	5%	(1,816)	-11%
Service	22,562	24,342	23,296	(1,780)	-7%	1,046	4%

Total revenue	$62,321	$59,009	$59,553	$3,312	6%	$(544)	-1%

        We have several revenue streams, each of which is unique in terms of its recurring nature, transactional pricing, and volume characteristics. Our Software revenues are driven by orders of significant size that are dependent on the closing of the transactions for revenue recognition purposes and can result in significant variances from period to period. As hardware revenue is generally derived from the sale of software products, the variability in software revenue is the driving factor in the fluctuations of this revenue stream, although timing of hardware revenue may lag the initial sale of related software. Maintenance revenue, the most significant component of service revenue, is tied directly to the installed base of customers, which fluctuates with our ability to attract new customers and the level of renewal activity with existing customers. The timing of closure of software transactions is the single most relevant factor for the Company's recorded revenue in any given period.

  Software Revenue

        Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of our software. The $4.4 million, or 22%, increase in fiscal 2009 was primarily driven by: (i) software customization, revenue of our ActivClient™ software linked to personal identity verification ("PIV") and PIVi Card rollouts, as well as revenue of our authentication products; and (ii) a change in our licensing arrangement for our Single Sign-On product with Novell resulting in an increase in software revenue and a decrease in service revenue.

        While total software revenue remained essentially flat in fiscal 2008 compared to fiscal 2007, authentication software revenue increased $2.7 million, or 85%, and client middleware revenue increased $1.6 million, or 96%, offset by decreases in card management software of $2.6 million, or 39%, and single sign on software of $1.4 million, or 24%. Fluctuations in software revenue are driven primarily by the timing of the closure of relatively large transactions and are not indicative of a long-term trend in the business.

  Hardware Revenue

        Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement revenue of related software products. Hardware revenue increased by 5% or $0.7 million compared to fiscal 2008 to $15.8 million in fiscal 2009. The increase in revenue was primarily driven by an increase in token revenue to European and Asia Pacific banking customers.

        Hardware revenue decreased $1.8 million, or 11%, in fiscal 2008 compared to the prior year. Increased revenue of $0.8 million (to $10.2 million for fiscal 2008), or 8%, on token revenue was offset by a $1.7 million, or 38%, decrease in smart cards and a $0.9 million, or 40%, decrease in readers. Decreases in card management software revenue were a significant driver in the decrease of smart card and reader revenue during the year.

  Service Revenue

        Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting. Service revenue decreased by 7% or $1.8 million from fiscal 2008 to $22.6 million in fiscal 2009. The decrease in revenue was due primarily to a change in our licensing arrangement for our Single Sign-On product with Novell resulting in a decrease in service revenue and an increase in software revenue. Service revenue not including Novell increased by $0.8 million compared to the prior year.

        Fiscal 2008 post-contract customer support revenue increased $0.6 million, to $19.8 million, or 3%, over fiscal 2007 on a growing installed customer base. Professional service revenue on projects not essential to the functionality of software increased $0.5 million, to $4.5 million, or 14%, over the prior fiscal year. While service revenue continued to trend upward, the year-over-year rate of growth was down in fiscal 2008 compared to fiscal 2007 as revenue spiked in 2007 on the renewal of several significant expired maintenance contracts.

  Revenue Concentration

        By geography, as a percentage of total revenue, was as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
North America	47%	42%	41%
Europe	43%	50%	54%
Asia Pacific	10%	8%	5%

Total Revenue	100%	100%	100%

        North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient™, the ActivIdentity ActivID™ Card Management System and ActivIdentity Secure Login™ Single Sign On to various departments of the U.S. federal government and our enterprise customers. Revenue in North America increased $4.5 million to 47% of total revenue in fiscal 2009 compared to 42% of total revenue in fiscal 2008. The increased is due primarily to government and enterprise investments in personal identity verification ("PIV") and PIVi Card rollouts, as well as revenue of our authentication products. North America revenue in 2008 and 2007 were relatively flat.

        Europe revenue is primarily derived from deployments of our strong authentication suite of products, such as ActivIdentity 4TRESS™ AAA Server for Remote Access and ActivIdentity 4TRESS™ Authentication Server and authentication devices to various enterprise and financial customers. Revenue is also derived from deployments of our smart card-based software products to various government and enterprise customers. Revenue in Europe decreased $2.4 million to 43% of total revenue in fiscal 2009 compared to 50% of total revenue in fiscal 2008. The decrease was primarily the result of decreased spending by and the consolidation of financial institutions. The loss of a significant customer in Europe during fiscal 2007 due to consolidation in the banking industry negatively impacted fiscal 2008 European revenue. Total revenue in Europe was down $2.8 million in fiscal 2008 compared to fiscal 2007, from 54% to 50% of total revenue, driven primarily by decreased hardware revenue.

        Asia Pacific revenue is primarily derived from deployments of our strong authentication suite of products, authentication devices, and our smart card-based software products to various government, enterprise and financial customers. Revenue in Asia Pacific increased by $1.2 million to 10% of total revenue in fiscal 2009 compared to 8% of total revenue in fiscal 2008. The increase was driven primarily by a software customization project related to card management. Asia Pacific revenue as a percentage of total revenue increased from 5% in fiscal 2007 to 8% in fiscal 2008 primarily resulting from increased software revenue in Australia and hardware revenue in Singapore.

        Hardware and software revenue (product revenue) by customer category as a percentage of total hardware revenue and software revenue was as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Enterprise	66%	62%	55%
Government	19%	20%	27%
Financial	15%	18%	18%

	100%	100%	100%

        Total product revenue increased $5.1 million in fiscal 2009 compared to fiscal 2008. Enterprise revenue increased $4.6 million year-over-year on increasing software revenue primarily from North American customers. Growth in our United States enterprise software revenue are linked to PIVi as United States government contractors and infrastructure vendors are leveraging the PIV standard and the availability of compliant software to start SmartCard deployment projects.

        Total product revenue decreased $1.6 million in fiscal 2008 compared to fiscal 2007. Enterprise sector revenue increased $1.2 million for fiscal 2008, driven by increased hardware revenue. Financial sector revenue was flat year-over-year. Government sector revenue decreased $2.8 million for fiscal 2008 on weaker hardware revenue of $2.3 million and weaker software revenue of $0.5 million. Total government revenue suffered on general fiscal concerns as spending was curtailed throughout the sector.

COST OF REVENUE

        Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes was as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Software	$4,179	$963	$1,303	$3,216	334%	$(340)	-26%
As a percentage of software revenue	17%	5%	7%
Hardware	7,954	9,551	9,036	(1,597)	-17%	515	6%
As a percentage of hardware revenue	50%	63%	53%
Service	7,677	10,779	7,267	(3,102)	-29%	3,512	48%
As a percentage of service revenue	34%	44%	31%
Amortization of acquired developed technology and patents	2,168	2,380	2,949	(212)	-9%	(569)	-19%

Total cost of revenue	$21,978	$23,673	$20,555	$(1,695)	-7%	$3,118	15%

  Cost of Software Revenue

        Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The $3.2 million increase in fiscal 2009 in software cost of revenue was primarily driven by increased engineering service costs incurred on a large software customization project for the issuance of smart card driver's licenses. Margins were adversely impacted as these professional services revenue have significantly more direct costs than traditional product software revenue.

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

        The cost of hardware revenue decreased $1.6 million or 17% in fiscal 2009 compared to fiscal 2008. The decrease in cost resulted primarily from decreases in four areas: (i) a $0.7 million decrease in salary and related costs from a reduction in headcount made late in fiscal 2008; (ii) a $0.5 million decrease in the cost of freight and inventory costs from improved inventory management; and (iii) a $0.4 million decrease in the cost of raw materials related to the mix of hardware revenue.

        In fiscal 2008, cost of hardware revenue increased $0.5 million as margins were adversely impacted due to competitive pressures, especially in emerging markets in the Asia Pacific sector.

  Cost of Service Revenue

        Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting. Cost of service revenue decreased for fiscal 2009 by $3.1 million as resources during the current year were reallocated to software customization contracts as well as a decline in service revenue projects.

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

  Amortization of Acquired Developed Technology and Patents

        Amortization of acquired developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from third parties. Decreases in amortization expense in fiscal 2009 and 2008 were consistent with the scheduled amortization of acquired developed technology and patents, as certain items become fully amortized.

OPERATING EXPENSES

        A substantial proportion of our operating expenses are fixed in the short term. Accordingly, a small variation in the timing for recognition of revenue can cause significant variations in operating results across periods.

  Sales and Marketing

        Sales and marketing expenses and period-over-period changes were as follows (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
Sales and marketing	$19,572	$25,602	$25,282
Percentage change from comparable prior period	-24%	1%
As a percentage of total revenue	31%	43%	42%
Headcount, end of period (includes professional services employees)	69	90	110

        Sales and marketing expenses consist primarily of salaries and other payroll expenses, as well as stock-based compensation expense, commissions, travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

        Sales and marketing expenses decreased 24% from fiscal 2008 to $19.6 million for fiscal 2009. The decrease in expense was driven primarily by a 23% reduction in headcount during the year and the related expenses as well as a decrease in spending on marketing programs.

        Sales and marketing expenses remained relatively flat in fiscal 2008 from the prior year. Headcount reductions were concentrated in the final half of fiscal 2008 and related year cost savings were offset by increased severance expense.

  Research and Development

        Research and development expenses and period-over-period changes were as follows (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
Research and development	$15,053	$18,867	$19,935
Percentage change from comparable prior period	-20%	-5%
As a percentage of total revenue	24%	32%	33%
Headcount, end of period	97	115	137

        Research and development expenses consist primarily of salaries, costs of components used in research, and development activities, travel, depreciation, and allocations of facilities and information technology costs.

        Research and development expenses decreased 20% from fiscal 2008 to $15.1 million for fiscal 2009. The decrease in expenses was primarily the result of reducing headcount by 16% during the year and the associated expenses as well as outside consulting expenses. Research and development expenses were also reduced in 2009 as costs were classified as cost of software revenue for work related to a software customization project.

        Research and development expenses decreased 5% from fiscal 2007 to $18.9 million for fiscal 2008. The decrease in expenses was primarily the result of an increase in costs associated with sustaining engineering projects which was allocated to the cost of service revenue offset by increased spending on outsourced services, severance expenses associated with headcount reductions, and an increase in costs outside of the United States due to the weakening of the U.S. Dollar during the first three quarters of the year.

  General and Administration

        General and administration expenses and period-over-period changes were as follows (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
General and administration	$12,769	$11,380	$12,124
Percentage change from comparable prior period	12%	-6%
As a percentage of total revenue	20%	19%	20%
Headcount, end of period	39	34	46

        General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with SOX compliance, and an allocation of facilities and information technology costs.

        General and administration expenses increased $1.4 million for fiscal 2009 over the same period in the prior year primarily as a result of a change in the manner that executive officer and board of directors' costs were allocated. All amounts were allocated to general and administration instead of other departments during fiscal 2009. Management believes these costs are properly reported as general and administration expenses.

        The $0.7 million decrease in general and administrative expenses for fiscal 2008, was primarily related to a one-time expense for the Protocom earn-out settlement recorded in fiscal 2007 of $0.9 million. Cost savings associated with the reduced headcount were offset by severance expenses recorded during the year.

  Restructuring Expenses

        Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any. For a discussion of restructuring plans, see Note 11—Restructuring Liability to the consolidated financial statements.

        During fiscal 2009, the Company had $0.6 million in cash payments related to facility exit costs.

        Although the Company does not expect to incur significant additional charges related to previous restructurings, a change in the estimated sublease income from, or time required to sublease exited facilities, or any other changes could result in future charges to the statement of operations. Future restructuring activity could result in additional charges.

  Amortization of Acquired Intangible Assets

        Amortization of acquired intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions. The expense decreased to $0.1 million in fiscal 2009 compared to $0.2 million in fiscal 2008 and fiscal 2007.

  Write-down of Goodwill

        In accordance with the Accounting Standards Codification (ASC) 350 20 35-1, (formerly Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets), we test recorded goodwill and intangibles with indefinite lives for impairment at least annually. During the quarter ended March 31, 2008, based on indicators of potential impairment, we performed an impairment review of goodwill and determined the carrying value of goodwill of $35.9 million was fully impaired. As a result, goodwill of $35.9 million was written off as a non-cash charge to profit and loss. At September 30, 2008 and as of September 30, 2009, there is no remaining balance in goodwill.

INTEREST INCOME

        Interest income and period-over-period changes were as follows (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
Interest income	$1,710	$4,659	$6,208
Percentage change from comparable prior period	-63%	-25%
As a percentage of total revenue	3%	8%	10%

        Interest income consists of interest income on the Company's cash, cash equivalents, and investments. In fiscal 2009, interest income was reduced by $2.9 million. The decrease in interest income was due to lower average cash invested in fiscal 2009 compared to fiscal 2008 and lower average prevailing market interest rates in fiscal 2009 compared to fiscal 2008.

        Interest income decreased $1.5 million or 25% in fiscal 2008 as prevailing market interest rates fell during the year combined with moving a significant portion of the Company's investment portfolio into lower yield cash and cash equivalents from short-term investments. In addition, total cash and equivalents decreased $8.1 million as a result of cash used in operating activities.

OTHER INCOME (EXPENSE), NET

        Other income (expense) and period-over-period changes were as follows (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
Other income (expense), net	$(508)	$(25,190)	$3,440
Percentage change from comparable prior period	-98%	-832%
As a percentage of total revenue	1%	43%	6%

        Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of inter-company balances, and other-than-temporary impairment of investments.

        In fiscal 2009, other expense consisted of:

  •
  ($1.2) million of unrealized foreign currency losses mostly on inter-company balances.

  •
  $0.4 million of realized gains on the settlement of foreign invoices.

  •
  $0.3 million of other miscellaneous items.

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

INCOME TAX BENEFIT (PROVISION)

        Income tax provision in all periods represents taxes payable in certain domestic and foreign jurisdictions. Income tax benefit (provision) was $0.3 million, $0.5 million, and ($0.4) million in fiscal 2009, 2008, and 2007, respectively. Fiscal 2009 and 2008 tax benefit is related to research and development tax credits generated in France that are refundable within three years if not used to offset income. We recorded a tax benefit of $0.3 million in fiscal 2009 and a $0.9 million benefit in fiscal 2008 based on our estimates of these refundable tax credits. Generally, the Company's effective tax rate differs from the statutory rates as we have recorded a valuation allowance related to the Company's deferred tax assets as we do not consider the generation of taxable income to realize their benefits to be more likely than not.

MINORITY INTEREST

        In February 2003, we completed the change in domicile of the publicly listed company, ActivIdentity Europe S.A. (formerly known as ActivCard S.A) from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivIdentity Europe S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivIdentity Europe S.A. During fiscal 2006, we purchased an additional 173,736 outstanding securities of ActivIdentity Europe S.A. No additional shares were acquired during fiscal 2009, 2008, and 2007. The minority interest in ActivIdentity Europe S.A. at September 30, 2009, was approximately 0.2%, representing outstanding ordinary shares and ADS of ActivIdentity Europe S.A. that were not exchanged or sold to us as of that date. Minority interest was $99,000, $50,000, and $12,000 in fiscal 2009, 2008, and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The following sections discuss the effect of changes in the Company's balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

Balance Sheet and Cash Flows

CASH, CASH EQUIVALENTS, AND INVESTMENTS

        The following table summarizes the Company's cash, cash equivalents, and investments (in thousands):

	September 30, 2009	September 30, 2008	Increase (Decrease)
Cash and cash equivalents	$75,624	$70,173	$5,451
Short-term investments	3,100	9,656	(6,556)
Long-term investments	11,752	11,752	—
Restricted cash	1,746	—	1,746

	$92,222	$91,581	$641

        Cash and cash equivalents increased by $5.5 million due to the liquidation of $6.0 million in short-term investments in corporate notes and bonds and the settlement at par of $0.6 million in closed-end mutual fund auction rate securities ("ARS") during the year. The $3.1 million in short-term investments is holdings in closed-end mutual fund ARS. Long-term investments represent the estimated fair market value, as of September 30, 2009 and as of September 30, 2008, of ARS holdings with a cost basis of $33.0 million. As a result of market liquidity issues, during fiscal 2008 we reclassified $33.0 million at cost, or $11.8 million at the estimated fair value as of September 30, 2008, of our ARS holdings to long-term investments. At September 30, 2008, short-term investments included $6.0 million invested in corporate notes and bonds, and $3.7 million invested in closed-end mutual fund ARS. As a result of a contractual obligation, the Company reclassified $1.7 million (2.0 million Australian Dollars) to restricted cash.

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

        The following table summarizes the Company's cash inflows/outflows by category (dollars in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Net cash provided (used) in operating activities	$674	$(8,129)	$(5,603)	$8,803	-108%	$(2,526)	45%
Net cash provided (used) by investing activities	4,332	47,749	23,892	(43,417)	-91%	23,857	100%
Net cash provided (used) by financing activities	—	25	191	(25)	-100%	(166)	-87%

  Operating Activities

        The $8.8 million variance from fiscal 2009 compared to fiscal 2008 was primarily the result of:

  •
  $11.2 million income statement benefit resulting from a net $8.5 million in reduced departmental spending, a $5.1 million gross profit benefit, and a $0.5 million benefit in other income primarily due to realized gains on the settlement of intercompany invoices. The Company recorded ($2.9)

    lower interest income during the fiscal year as a result of lower average cash investments and lower average prevailing market rates for investments.

  •
  $5.5 million benefit related to the write-off of a long term tax receivable due to the liquidation of a foreign entity.

  •
  $2.3 million benefit in deferred revenue due primarily to the timing of a large maintenance renewal contract received before then end of fiscal 2009 but not before then end of fiscal 2008.

  •
  $1.7 million benefit due to changes in inventories, accounts payable, accrued compensation and related benefits, and the accrued restructuring liability. The inventories benefit is due to improved inventory management. The benefit from accounts payable is due primarily to a reduction in spending on outside services and a reduction in inventory purchases. The benefit from accrued compensation and related benefits is primarily due to payments made against accrued severance at the end of fiscal 2008.

  •
  ($5.0) million, ($4.5) million, and a ($2.4) million adverse effect to cash from other liabilities, accounts receivable, and prepaid and other current assets, respectively. The adverse effect from other liabilities is due primarily to an increase in unrecognized tax benefits recorded in fiscal 2008. The adverse effect from accounts receivable is due primarily to the timing of a significant maintenance renewal that was placed before the end fiscal 2007 and fiscal 2009 but not before the end of fiscal 2008. The adverse effect from prepaid and other current assets is due primarily to a change in the estimate of tax credits for research and development in France.

        The $2.5 million unfavorable variance between fiscal 2008 and 2007 was primarily the result of:

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

  •
  ($3.1) million adverse effect on cash from the recording of long-term receivables associated with future tax refunds on French research and development credits resulting from new tax legislation enacted in 2008; and

  •
  $0.7 million, $4.5 million, and $1.2 million benefit to cash from inventory, accrued liability, and deferred revenue activities, respectively. Inventory balances spiked in fiscal 2007 and were reduced in fiscal 2008 on improved inventory management. The increase in accrued liabilities was driven by the adoption of ASC 740 10 05 (FIN 48) and the increase of unrecognized tax benefits during the year combined with additional timing variances. Variances in deferred revenue were primarily timing related.

  Investing Activities

        Cash provided by investing activities was $4.3 million for fiscal 2009 and decreased ($43.4) million compared to the prior year. The decrease from fiscal 2008 was primarily the result of:

  •
  $41.4 million decrease in the net proceeds (proceeds less purchases) from the sales of short-term investments;

  •
  $1.5 million decrease resulting from the reclassification of a deposit to restricted cash;

  •
  $0.4 million increase in the purchases of property and equipment; and

  •
  $0.1 million decrease in the benefit from the liquidation of other long-term assets.

        Cash provided by investing activities was $23.9 million more in fiscal 2008 than in the prior year. The $23.9 million favorable variance between fiscal 2008 and 2007 was primarily the result of:

  •
  $21.9 million benefit to cash from the proceeds of the sale or maturity of investments as short-term investments were transferred into cash and cash equivalents as a result of the uncertainty in the credit markets; and

  •
  $1.8 million less of acquisitions of property and equipment as the Company aggressively managed its cost containment initiatives.

  Financing Activities

        There were no cash flows from financing activities for fiscal 2009.

        Issuance of stock upon the exercise of warrants and stock options provided cash from financing activities of $25,000 and $191,000 in fiscal 2008 and 2007, respectively.

ACCOUNTS RECEIVABLE, NET

        The following table summarizes the Company's accounts receivable, net (in thousands):

	September 30, 2009	September 30, 2008	Increase (Decrease)
Accounts receivable, net	$13,983	$11,792	$2,191

        The $2.2 million increase in accounts receivable is primarily driven by the timing of an invoice associated with a $2.0 million annual maintenance renewal contract which was billed in the fourth quarter of fiscal 2009. This invoice for this same contract was not billed until the first quarter of fiscal 2009 during the prior year renewal cycle. Days sales outstanding in accounts receivable as of September 30, 2009 and 2008 were 75 days and 82 days respectively. The percentage of outstanding receivables less than thirty days past due was 91% of the outstanding balance as of September 30, 2009 compared to 94% at September 30, 2008.

DEFERRED REVENUE, NET

        The following table summarizes the Company's deferred revenue (in thousands):

	September 30, 2009	September 30, 2008	Increase (Decrease)
Service	$10,510	$9,589	$921
Product	3,304	2,560	744

Total	$13,814	$12,149	$1,665

Reported as:
Current	$12,574	$11,024	$1,550
Noncurrent	1,240	1,125	115

Total	$13,814	$12,149	$1,665

        The $0.9 million increase in service deferred revenue is primarily due to the timing of closing a large maintanence contract that had been received in fiscal 2009 but not in fiscal 2008 offset by a decrease in deferred revenue as a result of modifying a licensening agreement with one of our value added resellers which is also the main driver for the $0.7 million increase in product deferred

revenue.The $1.6 million increase in current deferred revenue at September 30, 2009, is primarily related to the renewal of a large maintenance contract that had been received as of fiscal 2009 but not at the end of fiscal 2008.

Contractual Obligations

        The following summarizes the Company's contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases	$6,021	$3,450	$2,571	—	—

Subsequent Events

Sale of Auction Rate Securities

        On November 22, 2009, the Company liquidated a position held in an ARS security classified as a long-term investment at September 30, 2009 resulting in a gain of $1.2 million. Net proceeds from the transaction were $1.5 million. The estimated fair market value of the security as recorded at September 30, 2009 was $0.3 million. The security had an original cost of $2.8 million.

CoreStreet Acquisition

        On December 13, 2009, the Company, and one of its subsidiaries, entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire CoreStreet Ltd., a Delaware corporation ("CoreStreet"). CoreStreet is a leader in distributed identity credential validation solutions. With the addition of CoreStreet's Public Key Infrastructure (PKI) certification technology, distributed identity credential validation system, and physical access control products, the Company believes the acquisition will strengthen its strong authentication and credential management product portfolio to confidently establish a person's identity when interacting digitally.

        The acquisition of CoreStreet is intended to support the Company's global vision of making every digital interaction trustworthy by adding distributed identity credential validation solutions and physical access control products to the company's broad portfolio of strong authentication and credential management offerings. CoreStreet's PKI certificate validation technology is deployed by public and private organizations around the world to validate the credentials of individuals as they interact with their secure IT applications, including digitally signed email and secure forms. Additionally, CoreStreet's PIVMAN system allows authorized personnel the ability to control access to any site with confidence by quickly authenticating and validating the roles and identities of individuals wishing to enter an area.

        The Company entered into the Merger Agreement with Terrapin Holding Corporation, a wholly owned subsidiary of the Company ("Holding") and wholly owned subsidiary of the Company, Terrapin Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Holding ("Merger Sub"), CoreStreet Ltd., a Delaware corporation ("CoreStreet"), and John F. Burton, acting solely as the stockholder representative. The Merger Agreement provides that, upon terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CoreStreet, with CoreStreet continuing as the surviving corporation and an indirect, wholly owned subsidiary of the Company (the "Merger"). The Merger was completed on December 14, 2009.

        Under the terms of the Merger Agreement, upon consummation of the Merger, the Company acquired all of the capital stock of CoreStreet for (i) $14 million in cash (subject to adjustment for cancellation of indebtedness and other specified expenses), (ii) approximately 2.2 million shares of the Company's common stock (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (iii) warrants for 1.0 million shares of the Company's common stock with per share exercise price of $4.25 expiring December 31, 2011, (iv) warrants for 1.0 million shares of the Company's common stock with per share exercise price $5.00 expiring December 31, 2012 and (v) a certain amount of cash to be equal to 50% of CoreStreet's cash and cash equivalents less certain of its liabilities as of the effective time of the merger. The former holders of CoreStreet capital stock who received the shares of Company common stock or warrants in the Merger agreed not to sell or otherwise dispose of such shares for a period of one year after the effective time of the Merger. The Company common stock issuable in connection with the transaction and upon exercise of the warrants was issued in a private placement.

        CoreStreet made customary representations, warranties and covenants, including, among others, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between execution of the Merger Agreement and consummation of the Merger; (ii) not to engage in certain kinds of transactions during such period; (iii) not to solicit proposals relating to alternative business combination transactions and (iv) to obtain required stockholder approval of the Merger Agreement and the Merger.

        The completion of the Merger was subject to various closing conditions, including (i) obtaining the approval of the stockholders of CoreStreet; (ii) no legal or regulatory restraint or prohibition preventing the consummation of the Merger; (iii) subject to certain exceptions, the accuracy of the representations and warranties; (iv) receipt of required consents from third parties; and (v) absence of any material adverse change on CoreStreet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The above discussion and analysis of the Company's financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management's judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below.

Revenue Recognition

        We recognize revenue in accordance with GAAP, as set forth in:

  •
  ASC 985-605 (formerly known as and comprised of American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,

  •
  ASC 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables,

  •
  ASC 605-35 (formerly known as and comprised of Accounting Research Bulletin No. 45 (ARB 45), Long-Term Construction-Type Contracts, SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts,

  •
  SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and

  •
  Technical Practice Aid (TPA) interpretations of ASC 985-605 (SOP 97-2) issued by the AICPA (TPAs 5100.38 - 5100.76).

        The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support ("PCS"), other professional services, or a combination of some or all of these products and/or services.

        Subject to the additional conditions described below, the Company does not recognize revenue until: (1) persuasive evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) delivery has occurred; and (4) collection of the corresponding receivable is reasonably assured.

        For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the "non-software" and software deliverables in accordance with ASC 605-25 when the following criteria are met:

  •
  The delivered item has stand alone value;

  •
  There is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor specific objective evidence ("VSOE") of fair value or third party evidence; and

  •
  If the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

        If the above criteria are met, we allocate the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB 104, and revenue for software elements is recognized in accordance with ASC 985-605. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is recognized in accordance with ASC 985-605 upon delivery of all elements of the arrangement.

        For multiple element arrangements that contain one or more deliverables for which the functionality is dependent on the software, the arrangement fee is subject to the provisions of ASC 985-605, and is allocated among each element, based on VSOE of fair value of each element if VSOE of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE may be established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements only, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE does not exist to allocate the fee to the separate elements and the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the contractual PCS period. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under ASC 605-25.

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

        PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades, on a when and if available basis. Revenue from advance payments for PCS contracts are recognized on a straight-line basis over the term of the contract and are classified as service revenue.

        Even though delivery of PCS and services has started, if all of the criteria in ASC 985-605 for revenue recognition have not yet been met, PCS and service revenue recognition may not commence. At the time all the criteria in ASC 985-605 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the longer of the remaining PCS or service period.

        Except in arrangements where acceptance is considered perfunctory, where we have provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

        For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with ASC 605-35. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as a component of software revenue on the statement of operations as the related project revenue, including both the license and service components, are less than 10% of total net revenue. Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue. Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At September 30, 2009 and September 30, 2008, the balances of unbilled work-in-process were $0.9 million and $0.4 million, respectively.

        We had one ongoing reseller arrangement under which we received a fixed percentage of license and service revenue earned by the reseller. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for service renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for service renewals in this arrangement. Accordingly, for the bundled sales of license and service, the Company recognizes revenue on a straight-line basis over the term of the service period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with our standard end-user pricing model. For fiscal 2008, $3.5 million or 18% of total software revenue and $4.0 million, or 16% of total service revenue, was allocated for this arrangement. We modified this ongoing customer arrangement in February 2009 and all future revenues will recognized as software revenue through the remainder of this arrangement. For fiscal 2009, $4.9 million or 20% of total software revenue and $1.4 million or 6% of total service revenue was allocated between these two arrangements.

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

Loss Contingencies

        We record loss contingencies in accordance with ASC 450 10 5-1, (formerly known as SFAS No. 5, Accounting for Contingencies). This Statement establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to profit and loss and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks ("reserves for general contingencies") are not permitted.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements are:

  •
  Fair Value of Investments—The Company's investments are recorded at our best estimate of fair market value, with unrealized gains or losses classified as temporary in nature included in other comprehensive income in the consolidated balance sheet. Impairments considered other-than-temporary are recorded in other income. We use a variety of valuation techniques to access the fair value of investments, including quoted prices in active markets and other observable market indicators. For investments that do not have an active trading market, such as our long-term auction rate securities, we estimate fair value using a discounted cash flow methodology. Significant assumptions in our cash flow models include timing of cash flows, liquidity risk, and default risk. If the relevant assumptions, estimates, or methodologies prove incorrect or, if due to additional information received in the future, our conclusions would change, we may be required to change the recorded value of our investments and record additional impairments.

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

  •
  Goodwill—We periodically assess goodwill for impairment, at least annually. We recorded a goodwill impairment charge in fiscal 2005 and again in fiscal 2008. At September 30, 2008 and September 30, 2009, we had no goodwill balances.

  •
  Restructuring Expense—In connection with our 2005, 2004, and 2002 restructurings, we accrued restructuring liabilities associated with costs of employee terminations, vacating facilities, write-off of assets that will no longer be used in operations, and costs for a terminated project based on estimates. Accrual of costs associated with terminations requires us to estimate severance payments. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future severance or lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. In fiscal 2008, we recorded additional charges or adjustments associated with changes in our estimates for future severance and lease payments.

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

  •
  Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, net operating loss carry forwards, and research and development tax credits. We have established a valuation allowance to reserve these deferred tax assets due to uncertainty regarding their realization.

  •
  Stock Based Compensation—We estimate the value of employee stock options on the date of grant using the Black-Scholes Merton model. The determination of fair value of share-based payment awards on the date of grant using this option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. For awards that carry a market based vesting aspect, the fair value of the award is based on the results of a market simulation model (the simulation model) that evaluates the probability that the requisite market conditions needed for vesting will be achieved. The simulation model uses multiple iterations of simulated daily stock prices of the Company between the grant date and the future vesting date. The inputs to the simulation model include the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date, and the risk free interest rate, based on relevant U.S. Treasury Note rates, as of the grant date. Based on whether the requisite market conditions are achieved during the multiple simulations the simulation model produces an expected future value of the stock on the vesting date. This future value is discounted back to the grant date and used as the requisite fair value of the unit award.

RECENT ACCOUNTING PRONOUNCEMENTS

        ASC 820 10 5-1 was previously issued in September 2006 by the FASB under the title SFAS No. 157, Fair Value Measurements. ASC 820 10 5-1 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted ASC 820 10 5-1 (SFAS No. 157) on October 1, 2008, for financial assets and liabilities. We have elected to adopt ASC 820 10 5-1 (SFAS No. 157) for non-financial assets and liabilities on October 1, 2009, in accordance with FASB ASC 820 10 65-1 (FSP No. 157-2). We are currently evaluating the impact of applying the deferred portion of ASC 820 10 5-1 (SFAS No. 157) to the nonrecurring fair value measurements of its nonfinancial assets and liabilities.

        ASC 825 10 10 was previously issued in February 2007 by the FASB under the title SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS ASC 825 10 10 (SFAS No. 159) permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of ASC 825 10 10 (SFAS No. 159) become effective for fiscal years beginning after November 15, 2007. Management adopted this standard on October 1, 2008. The adoption of ASC 825 10 10 (SFAS No. 159) did not have a material effect on our financial statements.

        ASC 805 10 10 was previously issued in December 2007 by the FASB under the title SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. ASC 805 10 10 (SFAS No. 141(R)) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact of the provisions of ASC 805 10 10 (SFAS No. 141(R)) and adopt this standard on October 1, 2009.

        ASC 810 10 65-1 was previously issued in December 2007 by the FASB under the title SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810 10 65-1 (SFAS No. 160) revises the accounting for both increases and decreases in a parent's controlling ownership interest. ASC 810 10 65-1 (SFAS No. 160) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact of the provisions of ASC 810 10 65-1 (SFAS No. 160) and adopt this standard on October 1, 2009.

        ASC 815 10 65 was previously issued in March 2008 by the FASB under the title SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. ASC 815 10 65 (SFAS No. 161) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We evaluated the impact of the provisions of ASC 815 10 65 (SFAS No. 161) and adopted this standard on October 1, 2009. The adoption of ASC 815 10 65 is not expected to have a material impact on our financial statements.

        ASC 820 10 65-4 was previously issued in April 2009 by the FASB under the title FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820 10 65-4 (FSP SFAS No. 157-4) provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820 10 5-1 (SFAS No. 157, Fair Value Measurements). The standard relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what ASC 820 10 5-1 (SFAS No. 157) states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of ASC 820 10 65-4 (FSP 157-4) are effective for the Company's interim reporting for the period ending on June 30, 2009. The Company has adopted this standard in the quarter ended June 30, 2009, and there was no material impact on its consolidated financial statements.

        ASC 825 10 65-1 was previously issued in April 2009 by the FASB under the title FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825 10 65-1 (FSP SFAS No. 107-1 and APB 28-1) enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This standard relates to fair value disclosures for any financial instruments that are not currently reflected within a Company's balance sheet at fair value. Prior to the effective date of this standard, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this standard are effective for the Company's interim reporting period ending on June 30, 2009. The Company adopted this standard in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements as it relates only to additional disclosures.

        ASC 855 10 50-1 was previously issued in May 2009 by the FASB under the title SFAS No. 165, Subsequent Events. This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

        ASC 105 10 65-1 was previously issued in June 2009 by the FASB under the title Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this Statement for fiscal 2009. There was no change to the results of the Company's consolidated financial statements as it relates to additional disclosures.

        In September 2009, the FASB issued Accounting Standard Update ("ASU") 2009-13, "Revenue Arrangements with Multiple Deliverables" and ASU 2009-14, "Certain Revenue Arrangements That Include Software." These ASU's revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements and will early adopt both pronouncements effective October 1, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risks, specifically with respect to foreign currency exchange rates, interest rate volatility, and concentration of credit risk, especially on auction rate security investments. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.

Exchange Rate Sensitivity

        We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international revenue by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated operating expenses offset some of the local currency denominated revenue. Due to fluctuations in foreign currencies we recorded a loss of $0.8 million in fiscal 2009, a loss of $2.0 million in fiscal 2008, a gain of $3.4 million in fiscal 2007, on our consolidated statements of operations on the revaluation of assets and liabilities and settlement of current period transactions.

        During fiscal 2009, 2008, and 2007, of total revenue, approximately 65%, 62%, and 58%, respectively, were invoiced in U.S. Dollars. Although we purchase many of our components in U.S. Dollars, approximately 44% of our operating expenses are denominated in other currencies, primarily in Euros, Australian Dollars and British Pounds.

Interest Rate Sensitivity

        We are exposed to interest rate risk as a result of our significant cash, cash equivalents and investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

        At September 30, 2009, we held $75.6 million of cash and cash equivalents, $3.1 million in short-term investments, $11.8 million in long-term investments, and $1.7 million in restricted cash, for a total of $92.2 million. Our cash and cash equivalents consist primarily of cash and money-market funds. Our short-term investments are primarily comprised of U.S. government and government agency securities, corporate notes and bonds, auction rate securities, and certificates of deposit. Our long-term investments consist of auction rate securities. Based on our cash, cash equivalents and investments at September 30, 2009, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $171,000.

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

        During fiscal 2008, we reclassified $33.0 million at cost of our investments in ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2008 and at September 30, 2009. We hold an additional $3.1 million of ARS in short-term investments, valued approximately at par as of September 30, 2009.

        ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. Our investments in ARS represent interests in CDO, derivative product companies, student loans, and closed-end mutual funds. Uncertainty in the financial markets has affected the liquidity of our ARS holdings and resulted in a significant increase in the risks related to the ARS investments classified as long-term, specifically the CDO and derivative product company securities, and to a lesser degree, the student loan holdings. During fiscal 2009, $0.6 million of ARS, specifically the closed-end mutual funds and taxable municipal securities, were called at par. Based on the liquidity provided by these holdings during the year, we continue to classify our remaining closed-end mutual funds holdings as short-term. However, future changes in the market regarding these securities may result in reclassifications in future periods.

        Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions that began in August 2007 have resulted, in most cases, in revised estimates of fair value that are less than par. We have reviewed those investments classified as long-term and have valued the holdings accordingly using a discounted cash flow methodology.

        While we have used what we believe to be an appropriate valuation model for these securities and have attempted to incorporate all known and significant risk factors into the analysis, we still must make certain estimates and assumptions when assessing the value of the investment portfolio. These estimates are based on market conditions, which are currently in a state of heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions. Accordingly, assumptions regarding cash flows, liquidity, default and other risks were made as part of management's analysis and valuation of our ARS holdings as of September 30, 2009.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company's management, including the CEO and CFO.

Based on this evaluation, the Company's CEO and CFO have concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective at a reasonable assurance level.

Definition of Disclosure Controls

        Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company's Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of the Company's internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company's annual controls evaluation.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report set forth below.

Limitations on the Effectiveness of Controls

        The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation and Changes in Internal Control over Financial Reporting

        We have taken and are continuing to take actions to improve our internal control over financial reporting, including actions to address previously identified material weaknesses that no longer exist as of September 30, 2009.

        Our 2008 Annual Report on Form 10-K identified material weaknesses because we did not maintain adequate procedures over the accounting for revenue recognition. The Company had controls in place to review significant revenue transactions and ensure revenue accounting was in accordance with the Company's revenue recognition policy. These controls were not effective during the year and failed to identify material adjustments necessary to defer revenue to future periods during quarters one, three, and four of fiscal 2008. In all cases, the adjustments were identified post-close and adjusting entries were recorded prior to issuance of the quarterly or annual reports. Since September 30, 2008, we have completed the following remedial actions: (i) a reorganization of the revenue accounting and order management departments to consolidate related operations under a newly created Director of Sales Management and Analysis; (ii) a new Revenue Recognition Manager with extensive software industry background was hired; and (iii) data flows in the order to cash process have been streamlined to enhance the review and approval process for sales transactions. Based on the foregoing and the results of our testing of the effectiveness of these controls, we now believe that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as it relates to accounting for revenue recognition and, as such, believe that the previously reported material weaknesses no longer exist as of September 30, 2009.

Changes in Internal Control over Financial Reporting

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

        We have audited ActivIdentity Corporation's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ActivIdentity Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, ActivIdentity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ActivIdentity Corporation as of September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated December 14, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
December 14, 2009

ITEM 9B.    OTHER INFORMATION

  None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        The information required by this item will be included under the captions "Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

        We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.actividentity.com and any waivers from or amendments to the code of ethics, if any, will be posted on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be included under the caption "Executive Compensation" in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be included under the caption "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be included under the caption "Ratification of Independent Public Accountants" in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.     Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of ActivIdentity Corporation
3.2(2)	Amended and Restated Bylaws of ActivIdentity Corporation
3.3(12)	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of ActivIdentity Corporation
4.1(1)	Specimen common stock certificate (front and reverse)
4.2(1)	Form of ActivCard Corp. Director Common Stock Warrant
4.3(3)	Form of ActivCard Corp. Common Stock Warrant
4.4(12)	Stockholder Rights Agreement, dated as of July 25, 2008 between ActivIdentity Corporation and American Stock Transfer & Trust Company, as Rights Agent
10.1(1)	2002 Stock Option Plan of ActivCard Corp.
10.2(1)	Lease Agreement, as amended, between the John Arrillaga Survivor's Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000
10.3(9)	Facility Lease dated January 22, 2008—Suresnes, France
10.4+(4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996
10.5(1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002
10.6(5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003

Exhibit Number	Exhibit Description
10.7(6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers' and ActivCard Corp. dated July 26, 2005
10.8(7)	2004 Equity Incentive Plan of ActivCard Corp.
10.9(8)	Form of Restricted Stock Unit Director Grant Agreement
10.10(3)	Form of Restricted Stock Unit Grant Agreement
10.11(9)	Employment Agreement between Grant Evans and ActivIdentity dated April 23, 2008
10.12(10)	Employment Agreement between Jacques Kerrest and ActivIdentity dated August 1, 2008
10.13(11)	Patent Purchase and Assignment Agreement dated July 6, 2006
10.14(9)	Mutual Release and Waiver Agreement with Former Protocom Stockholders dated July 19, 2007
10.15(13)	Severance Agreement and Release, dated November 1, 2007, by and between ActivIdentity and Jason Hart
10.16(9)	Separation Agreement with Mark Lustig dated April 11, 2008
10.17(9)	Severance Agreement and Release with Thomas Jahn effective April 11, 2008
10.18(9)	Facility Lease—Canberra, Australia
10.19(15)	Employment Agreement between Michael Sotnick and ActivIdentity, effective December 7, 2008
10.20(14)	First Amendment to 2004 Equity Incentive Plan of ActivIdentity Corp.
10.21(14)	ActivIdentity Corp. Non-Employee Directors' Equity Compensation Program
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+
Confidential treatment has been granted with respect to certain portions of this exhibit.

(1)
Incorporated by reference from the Registrant's Registration Statement on Form S-4, filed September 25, 2002 (File No. 333-100067).

(2)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed September 24, 2007.

(3)
Incorporated by reference from the Registrant's Annual Report on Form 10-KT, filed December 14, 2004.

(4)
Incorporated by reference from ActivCard S.A.'s Registration Statement on Form F-1, filed on March 6, 2000 (File No. 333-11540).

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

(8)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed November 5, 2004.

(9)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q, filed May 12, 2008.

(10)
Incorporated by reference from the Registrant's Annual Report on Form 8-K, filed August 4, 2008.

(11)
Incorporated by reference from the Registrant's amended Annual Report on Form 10-K/A, filed December 20, 2007.

(12)
Incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed on July 25, 2008.

(13)
Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed December 14, 2007.

(14)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed November 20, 2008.

(15)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed December 11, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 14th day of December, 2009.

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

Name	Title	Date

/s/ GRANT EVANS Grant Evans	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 14, 2009
/s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	December 14, 2009
/s/ ROBERT BRANDEWIE Robert Brandewie	Director	December 14, 2009
/s/ JIM FRANKOLA Jim Frankola	Director	December 14, 2009
/s/ STEVEN HUMPHREYS Steven Humphreys	Director	December 14, 2009

Name	Title	Date

/s/ JAMES OUSLEY James Ousley	Director	December 14, 2009
/s/ DAVID B. WRIGHT David B. Wright	Director	December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

        We have audited the accompanying consolidated balance sheets of ActivIdentity Corporation as of September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ActivIdentity Corporation at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ActivIdentity Corporation's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
December 14, 2009

ACTIVIDENTITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	as of September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$75,624	$70,173
Short-term investments	3,100	9,656
Accounts receivable, net of allowance for doubtful accounts of $261 and $317	13,983	11,792
Inventories, net	701	1,760
Prepaid and other current assets	556	1,696

Total current assets	93,964	95,077
Restricted cash	1,746	—
Investments	11,752	11,752
Property and equipment, net	2,353	2,877
Other intangible assets, net	1,842	4,150
Other long-term assets	2,920	3,745

Total assets	$114,577	$117,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,853	$1,652
Accrued compensation and related benefits	5,507	5,935
Current portion of accrued restructuring liability	642	616
Accrued and other current liabilities	3,493	3,682
Current portion of deferred revenue	12,574	11,024

Total current liabilities	24,069	22,909
Deferred revenue, net of current portion	1,240	1,125
Accrued restructuring liability, net of current portion	325	962
Long-term deferred rent	114	430
Other long-term liabilities	582	2,517

Total liabilities	26,330	27,943

Minority interest	311	304
Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,866,110 and 45,786,184 issued and outstanding	46	46
Additional paid-in capital	429,105	426,141
Accumulated deficit	(328,599)	(323,053)
Accumulated other comprehensive loss	(12,616)	(13,780)

Total stockholders' equity	87,936	89,354

Total liabilities and stockholders' equity	$114,577	$117,601

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended September 30,
	2009	2008	2007
Revenue:
Software	$23,975	$19,589	$19,363
Hardware	15,784	15,078	16,894
Service	22,562	24,342	23,296

Total revenue	62,321	59,009	59,553

Cost of revenue:
Software	4,179	963	1,303
Hardware	7,954	9,551	9,036
Service	7,677	10,779	7,267
Amortization of acquired developed technology and patents	2,168	2,380	2,949

Total cost of revenue	21,978	23,673	20,555

Gross profit	40,343	35,336	38,998

Operating expenses:
Sales and marketing	19,572	25,602	25,282
Research and development	15,053	18,867	19,935
General and administration	12,769	11,380	12,124
Restructuring expense (net of adjustments)	—	(70)	—
Amortization of acquired intangible assets	140	165	186
Write-down of goodwill	—	35,874	—

Total operating expenses	47,534	91,818	57,527

Loss from operations	(7,191)	(56,482)	(18,529)

Other income (expense):
Interest income, net	1,710	4,659	6,208
Other income (expense), net	(508)	(25,190)	3,440

Total other income (expense), net	1,202	(20,531)	9,648

Loss before income tax and minority interest	(5,989)	(77,013)	(8,881)
Income tax benefit (provision)	344	506	(429)
Minority interest	99	50	12

Net loss	$(5,546)	$(76,457)	$(9,298)

Net loss per share	$(0.12)	$(1.67)	$(0.20)
Shares used to compute basic and diluted net loss per share	45,814	45,770	45,694
Other comprehensive income (loss):
Net loss	$(5,546)	$(76,457)	$(9,298)
Unrealized gain (loss) on short-term investment, net	152	(1,075)	394
Reclassification of unrealized loss on short-term investments	—	945	—
Foreign currency translation gain (loss)	1,012	1,748	(3,321)
Reclassification of currency translation loss on liquidation of investments in foreign entity	—	1,946	—

Comprehensive loss	$(4,382)	$(72,893)	$(12,225)

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Shares				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances, September 30, 2006	45,673,252	$46	$420,527	$(237,203)	$(14,417)	$168,953
Exercise of options	33,134	—	191	—	—	191
Issuance of restricted stock units net of cancellations	26,237	—	—	—	—	—
Stock-based compensation expense	—	—	2,518	—	—	2,518
Minority interest	—	—	6	—	—	6
Components of comprehensive loss:
Net loss	—	—	—	(9,298)	—	(9,298)
Unrealized gains on short-term investments	—	—	—	—	394	394
Foreign currency translation	—	—	—	—	(3,321)	(3,321)

Balances, September 30, 2007	45,732,623	46	423,242	(246,501)	(17,344)	159,443
Exercise of options	6,843	—	25	—	—	25
Issuance of restricted stock units net of cancellations	46,718	—	—	—	—	—
Stock-based compensation expense	—	—	2,874	—	—	2,874
Minority interest	—	—	—	—	—	—
Cumulative effect of adoption of ASC 740 10 05 (FIN 48)	—	—	—	(95)	—	(95)
Components of comprehensive loss:
Net loss	—	—	—	(76,457)	—	(76,457)
Unrealized loss on short-term investments, net of reclassifications	—	—	—	—	(130)	(130)
Foreign currency translation, net of reclassifications	—	—	—	—	3,694	3,694

Balances, September 30, 2008	45,786,184	46	426,141	(323,053)	(13,780)	89,354
Issuance of restricted stock units net of cancellations	79,926	—	—	—	—	—
Stock-based compensation expense	—	—	3,074	—	—	3,074
Minority interest	—	—	(110)	—	—	(110)
Components of comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(5,546)	—	(5,546)
Unrealized gain on short-term investments, net of reclassifications	—	—	—	—	152	152
Foreign currency translation, net of reclassifications	—	—	—	—	1,012	1,012

Balances, September 30, 2009	45,866,110	$46	$429,105	$(328,599)	$(12,616)	$87,936

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(5,546)	$(76,457)	$(9,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,243	1,566	1,576
Amortization of acquired developed technology and patents	2,168	2,380	2,949
Unrealized foreign exchange (gain) loss	1,558	1,782	(3,610)
Amortization of acquired intangible assets	140	165	186
Stock-based compensation expense	3,074	2,874	2,518
Loss on disposal of property and equipment	45	24	25
Currency translation loss on liquidation of investments in foreign entity	—	1,946	—
Goodwill impairment charge	—	35,874	—
Investment impairment charge	—	21,209	—
Minority interest in ActivIdentity Europe S.A	(99)	(50)	(12)
Changes in:
Accounts receivable	(1,854)	2,643	4,254
Inventories	1,044	402	(313)
Prepaid and other current assets	(1,542)	872	924
Long-term income taxes receivable	2,428	(3,074)	—
Accounts payable	163	(444)	(135)
Accrued compensation and related benefits	(485)	(838)	4
Accrued restructuring liability	(611)	(729)	(710)
Accrued and other liabilities	(2,447)	2,598	(1,896)
Deferred revenue	1,395	(872)	(2,065)

Net cash provided by (used in) operating activities	674	(8,129)	(5,603)

Cash flows from investing activities:
Purchases of property and equipment (net)	(760)	(307)	(2,099)
Purchases of short-term investments	—	(37,245)	(156,721)
Proceeds from sales and maturities of short-term investments	6,525	85,165	182,795
Restricted cash long term	(1,458)	—	—
Other long-term assets	25	136	(83)

Net cash provided by investing activities	4,332	47,749	23,892
Cash flows from financing activities:
Proceeds from exercise of options, rights and warrants	—	25	191
Effects of exchange rate changes on cash and cash equivalents	445	(111)	682

Net increase (decrease) in cash and cash equivalents	5,451	39,534	19,162
Cash and cash equivalents, beginning of period	70,173	30,639	11,477

Cash and cash equivalents, end of period	$75,624	$70,173	$30,639

Supplemental disclosures:
Cash paid (refund received) for income taxes, net	$186	$(11)	$360

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        ActivIdentity Corporation (the "Company" or "ActivIdentity"), is a global leader in identity assurance and credential management. Our strategy in providing smart identity solutions addresses the key ID 360 market-driving sectors: Employer to Employee, Business to Customer, and Government to Citizen.

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

        ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a Société Anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity held approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal 2006, the Company purchased additional ActivCard S.A securities and currently holds approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADS of ActivCard S.A. not exchanged or sold have been recorded as a minority interest on the consolidated balance sheets. In March 2005, ActivCard S.A. changed its name to ActivCard Europe S.A. and in December 2005 to ActivIdentity Europe S.A.

        We operate on a fiscal year ending September 30. For convenience in this Annual Report, we refer to the fiscal year ended September 30, 2007 as fiscal 2007, the fiscal year ended September 30, 2008 as fiscal 2008 and the fiscal year ended September 30, 2009 as fiscal 2009. We also refer to the fiscal year ending September 30, 2010 as fiscal 2010.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries at September 30, 2009, 2008, and 2007. All inter-company accounts and transactions have been eliminated in consolidation.

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

        Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness,

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

and other known factors. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

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

        Software included in property and equipment includes amounts paid for purchased software and implementation services for software used internally that has been capitalized in accordance with ASC 350 40 05-1 (formerly known under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350 20 35-1 (formerly known as Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets). As of September 30, 2009, there were no intangible assets with an indefinite useful life. Other intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and acquired patents. Other intangible assets are amortized over one to six years, which approximates their estimated useful lives.

        Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of ASC 360 10 15 (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

        Research and Development and Capitalized Software Development Costs—Research and development costs are expensed as incurred. The Company capitalizes eligible software costs upon achievement of technological feasibility subject to net realizable value considerations in accordance with ASC 985 20 05-1 (formerly known as SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed). To date, the period between technological feasibility of a solution and the general availability of such software has been short. Accordingly, the Company has not capitalized any costs and charged all such costs to research and development expenses.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition

        We recognize revenue in accordance with accounting principles generally accepted in the U.S., as set forth in:

  •
  ASC 985-605 (formerly known as and comprised of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software),

  •
  ASC 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables),

  •
  ASC 605-35 (formerly known as and comprised of Accounting Research Bulletin No. 45 (ARB 45), Long-Term Construction-Type Contracts, SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts),

  •
  SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and

  •
  Technical Practice Aid (TPA) interpretations of ASC 985-605 issued by the AICPA (TPAs 5100.38 - 5100.76).

        The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (PCS), other professional services, or a combination of some or all of these products and/or services.

        Subject to the additional conditions described below, the Company does not recognize revenue until: (1) persuasive evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) delivery has occurred; and (4) collection of the corresponding receivable is reasonably assured.

        For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

"non-software" and software deliverables in accordance with ASC 605-25 when the following criteria are met:

  •
  The delivered item has stand alone value;

  •
  There is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor specific objective evidence (VSOE) of fair value or third party evidence; and

  •
  If the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

        If the above criteria are met, we allocate the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB 104, and revenue for software elements is recognized in accordance with ASC 985-605. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is recognized in accordance with ASC 985-605 upon delivery of all elements of the arrangement.

        For multiple element arrangements that contain one or more deliverables for which the functionality is dependent on the software, the arrangement fee is subject to the provisions of ASC 985-605, and is allocated among each element, based on VSOE of fair value of each element if VSOE of each element exists. We determine VSOE of an element based on the price charged when the same element is sold separately. For an element not yet sold separately, VSOE may be established by management having the relevant authority as long as it is probable that the price, once established, will not change before separate introduction of the element in the marketplace. When arrangements contain multiple elements and VSOE exists for all undelivered elements only, we recognize revenue for the delivered elements based on the residual value method. For arrangements containing multiple elements wherein VSOE does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until VSOE exists or all elements have been delivered. Additionally, where VSOE does not exist to allocate the fee to the separate elements and the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the contractual PCS period. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under ASC 605-25.

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

        PCS contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under PCS contracts include technical product support and unspecified product upgrades, on a when and if available basis. Revenue from advance payments

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

for PCS contracts are recognized on a straight-line basis over the term of the contract and are classified as service revenue.

        Even though delivery of PCS and services has started, if all of the criteria in ASC 985-605 for revenue recognition have not yet been met, PCS and service revenue recognition may not commence. At the time all the criteria in ASC 985-605 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the longer of the remaining PCS or service period.

        Except in arrangements where acceptance is considered perfunctory, where we have provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

        For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with ASC 605-35. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as a component of software revenue on the statement of operations as the related project revenue, including both the license and service components, is less than 10% of total net revenue. Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue. Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At September 30, 2009 and September 30, 2008, the balances of unbilled work-in-process were $0.9 million and $0.4 million, respectively.

        We had one ongoing reseller arrangement under which we received a fixed percentage of license and service revenue earned by the reseller. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for service renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for service renewals in this arrangement. Accordingly, for the bundled sales of license and service, the Company recognizes revenue on a straight-line basis over the term of the service period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with our standard end-user pricing model. For fiscal 2008, $3.5 million or 18% of total software revenue and $4.0 million, or 16% of total service revenue, was allocated for this arrangement. We modified this ongoing customer arrangement in

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

February 2009 and all future revenues will recognized as software revenue through the remainder of this arrangement. For fiscal 2009, $4.9 million or 20% of total software revenue and $1.4 million or 6% of total service revenue was allocated between these two arrangements.

        For single element arrangements, revenue from stand alone product revenue is recognized upon shipment (unless shipping terms determine otherwise), net of estimated returns and/or certain estimated future price changes. Our practice is not to ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end-user is known and has been qualified. In certain specific and limited circumstances, we provide product return and price protection rights to certain distributors and resellers. We have established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

        Stock-Based Compensation—ASC 718 30 30 (formerly known as SFAS 123(R) Share-based Payment), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

        ASC 718 30 30-1 (SFAS 123(R)) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest (less estimated forfeitures) is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ. Different forfeiture rates are estimated and applied to (1) executives, (2) non-executive employees not located in France, and (3) employees located in France. Cash flows generated from potential tax benefits arising from tax deductions in excess of the compensation cost recognized for options granted are classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during fiscal 2009, 2008, or 2007.

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

        For awards that carry a market based vesting aspect, the fair value of the award is based on the results of a market simulation model (the simulation model) that evaluates the probability that the requisite market conditions needed for vesting will be achieved. The simulation model uses multiple

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

iterations of simulated daily stock prices of the Company between the grant date and the future vesting date. The inputs to the simulation model include the Company's stock price on the grant date, the historical volatility of the Company's stock price over a period of time corresponding to the vesting period of the unit award as of the grant date, and the risk free interest rate, based on relevant U.S. Treasury note rates, as of the grant date. Based on whether the requisite market conditions are achieved during the multiple simulations, the simulation model produces an expected future value of the stock on the vesting date. This future value is discounted back to the grant date and used as the requisite fair value of the unit award.

        Foreign Currency Transactions—The reporting currency of the Company and its subsidiaries is the U.S. Dollar. The functional currency of all of the subsidiaries is their local currency with the exception of the Irish subsidiary, which uses the U.S. Dollar as its functional currency. For those entities using their local currency as their functional currency, assets and liabilities are translated into the U.S. Dollar at exchange rates in effect at the balance sheet date and revenue and expenses are translated at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. Dollar financial statements are accumulated in stockholders' equity as translation adjustments within other comprehensive income.

        Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the transactional currency relative to the functional currency and are recorded in the statement of operations during the respective period. Due to fluctuations in foreign currencies, the Company recorded a loss of $0.8 million in fiscal 2009, a loss of $2.0 million in fiscal 2008, and a gain of $3.4 million in fiscal 2007, in the consolidated statements of operations from the revaluation of assets and liabilities and the settlement of current period transactions.

        Income Taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for expected future tax consequences, utilizing enacted tax rates, of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, net operating loss carry forwards, and research and development tax credits. The Company has provided a valuation allowance for net deferred income tax assets.

        Loss Per Share—Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding stock options, rights and warrants did not have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

  Recent Accounting Pronouncements

        ASC 105 10 65-1 was previously issued in June 2009 by the FASB under the title Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this Statement for fiscal 2009. There was no change to the Company's consolidated financial statements due to the implementation of this Statement.

        ASC 855 10 50-1 was previously issued in May 2009 by the FASB under the title SFAS No. 165, Subsequent Events. This Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

        ASC 825 10 65-1 was previously issued in April 2009 by the FASB under the title FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825 10 65-1 (FSP SFAS No. 107-1 and APB 28-1) enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This standard relates to fair value disclosures for any financial instruments that are not currently reflected within a Company's balance sheet at fair value. Prior to the effective date of this standard, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this standard were effective for the Company's interim reporting period ending on June 30, 2009. The Company adopted this standard in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements as it relates only to additional disclosures.

        ASC 820 10 65-4 was previously issued in April 2009 by the FASB under the title FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820 10 65-4 (FSP SFAS No. 157-4) provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820 10 5-1 (SFAS No. 157, Fair Value Measurements). The standard relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what ASC 820 10 5-1 (SFAS No. 157) states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of ASC 820 10 65-4 (FSP 157-4) are effective for the Company's interim reporting for the period ending on June 30, 2009. The Company adopted this standard in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

        ASC 815 10 65-1 was previously issued in March 2008 by the FASB under the title SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. ASC 815 10 65-1 (SFAS No. 161) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will evaluate the impact of the provisions of ASC 815 10 65-1 (SFAS No. 161) and adopt this standard on October 1, 2009.

        ASC 810 10 65 was previously issued in December 2007 by the FASB under the title SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810 10 65 (SFAS No. 160) revises the accounting for both increases and decreases in a parent's controlling ownership interest. ASC 810 10 65 (SFAS No. 160) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of ASC 810 10 65 (SFAS No. 160) and adopt this standard on October 1, 2009.

        ASC 805 10 10 was previously issued in December 2007 by the FASB under the title SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. ASC 805 10 10 (SFAS No. 141(R)) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of ASC 805 10 10 (SFAS No. 141(R)) and adopt this standard on October 1, 2009.

        ASC 825 10 10 was previously issued in February 2007 by the FASB under the title SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. ASC 825 10 10 (SFAS No. 159) permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of ASC 825 10 10 (SFAS No. 159) become effective for fiscal years beginning after November 15, 2007, and management adopted this standard on October 1, 2008. The adoption of ASC 825 10 10 (SFAS No. 159) did not have a material effect on our financial statements.

        ASC 820 10 05-1 was previously issued in September 2006 by the FASB under the title SFAS No. 157, Fair Value Measurements. ASC 820 10 05-1 (SFAS No. 157) replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 10 05-1 (SFAS No. 157) is effective for fair-value measurements already required or permitted by other standards for financial statements

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB agreed to a one-year deferral for the implementation of ASC 820 10 05-1 (SFAS No. 157) for non-financial assets and liabilities. The Company is required to adopt ASC 820 10 05-1 (SFAS No. 157) in the first quarter of fiscal 2009 for financial assets and liabilities and the first quarter of fiscal 2010 for all other assets and liabilities. The Company is currently in the process of determining the impact of adopting the provisions of ASC 820 10 05-1 (SFAS No. 157) on its financial position, results of operations and cash flows.

        In September 2009, the FASB issued Accounting Standard Update ("ASU") 2009-13, "Revenue Arrangements with Multiple Deliverables" and ASU 2009-14, "Certain Revenue Arrangements That Include Software." These ASU's revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements and will early adopt both pronouncements effective October 1, 2009.

2. Stock-Based Compensation

Equity Compensation Plans

Warrants

        Warrant issued to service provider:    In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010.

Stock Option Plans

        The Company has several stockholder-approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of September 30, 2009, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under its various equity plans approved by the stockholders, of which 8.3 million shares were subject to outstanding awards and 4.3 million shares were available for future grants.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

2. Stock-Based Compensation (Continued)

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

        In fiscal 2008, the Company issued equity inducement grants as permitted under the NASDAQ Marketplace Rules to certain officers under a plan that had not been presented to the Company's stockholders for approval. Although the options were granted outside of the 2004 Plan, they are governed in all respects by the terms and conditions of that plan as if granted thereunder.

        Activity under the Company's stock equity plans, including the inducement grants, was as follows:

	Number of Options	Weighted Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	6,354,083	$7.37	6.02	$1,977
Granted	2,151,060	4.65
Exercised	(57,764)	3.44
Forfeited	(1,220,776)	12.36

Outstanding at September 30, 2007	7,226,603	$5.75	5.96	$3,879
Granted	6,353,500	2.58
Exercised	(4,781)	3.77
Forfeited	(2,627,222)	5.67

Outstanding at September 30, 2008	10,948,100	$3.93	5.95	$160
Granted	1,322,500	1.73
Exercised	—	—
Forfeited	(2,233,830)	4.52

Outstanding at September 30, 2009	10,036,770	$3.51	5.29	$3,255

Vested or expected to vest at September 30, 2009	7,470,667	$3.48	5.34	$2,131
Exercisable at September 30, 2009	4,269,371	$4.80	4.75	$381

        As of September 30, 2009, outstanding stock options to purchase 1,090,189 shares of common stock granted to employees and directors were subject to French regulation. All remaining outstanding

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

2. Stock-Based Compensation (Continued)

stock options to purchase 10,036,770 shares of common stock granted to employees and directors were subject to U.S. regulation.

        Stock options outstanding and exercisable as of September 30, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
1.45 - 2.18	3,145,000	5.79	$1.98	354,165	$2.18
2.19 - 2.92	2,993,479	5.86	2.52	695,117	2.53
2.93 - 4.35	1,346,936	4.83	3.91	1,161,560	3.89
4.36 - 6.42	1,073,447	4.61	4.80	680,621	4.92
6.43 - 9.99	1,477,908	3.98	7.45	1,377,908	7.34

Totals	10,036,770	5.29	$3.51	4,269,371	$4.80

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

        Activity for restricted stock and restricted stock units for fiscal 2009 was as follows:

Unvested Restricted Stock and Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	136,723	$4.00
Granted	210,000	2.38
Vested	(174,643)	3.16
Cancelled	(55,824)	4.46

Unvested at September 30, 2009	116,256	$2.11

        Unvested restricted stock units outstanding at September 30, 2009, included units granted as follows:

  •
  During the quarter ended June 30, 2009, 180,000 restricted stock units valued at a total of $430,000 were granted at no cost to non-employee directors. 50,000 units were granted and immediately vested for services rendered subsequent to their election to the board of directors during the 2008 Annual Meeting of Stockholders on March 13, 2008. 130,000 units were granted subsequent to their election to the board of directors during the Annual Meeting of

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

2. Stock-Based Compensation (Continued)

    Stockholders on March 25, 2009 and vest monthly over one year, beginning on June 24, 2009. At September 30, 2009, 86,256 restricted stock units under this grant were unvested.

  •
  On May 29, 2009, the Company granted 30,000 restricted units valued at $70,000 to an outside consultant for advisory services. These shares vest in their entirety 12 months from the date of grant. At September 30, 2009, 30,000 restricted stock units under this grant were unvested.

Valuation and Expense Information under ASC 718 10 50-2 (SFAS 123(R))

        The weighted-average fair value of stock-based compensation to employees is generally based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is generally amortized using the straight-line method over the vesting period of the options. Below are the ranges of assumptions used during fiscal 2009, 2008, and 2007:

	Year ended September 30,
	2009	2008	2007
Risk-free interest rate	1.5% - 2.6%	2.4% - 4.2%	4.2% - 5.0%
Expected life (years)	4.2 - 6.1	4.8 - 6.1	4.8 - 6.1
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.2% - 54.4%	39.7% - 41.5%	40.7% - 55.0%
Weighted average expected volatility	45.0%	41.0%	42.6%
Weighted average estimated forfeiture rate	30.2%	33.0%	23.4%

        The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under ASC 718 10 25-2 (SFAS 123(R)) for fiscal 2009, 2008, and 2007 which was allocated as follows (in thousands):

	Year ended September 30,
	2009	2008	2007
Cost of revenue—hardware	$26	$44	$45
Cost of revenue—service	122	189	197

Stock-based compensation expense included in cost of revenue	148	233	242

Research and development	695	868	643
Sales and marketing	591	627	586
General and administrative	1,640	1,146	1,047

Stock-based compensation expense included in operating expenses	2,926	2,641	2,276

Total Stock-based compensation expense	$3,074	$2,874	$2,518

        The weighted-average grant-date fair values of options and restricted stock units granted was $1.34, $1.22, and $2.15 during fiscal 2009, 2008, and 2007 respectively. The total intrinsic value of options and restricted stock units exercised was approximately $0.3 million, $0.2 million, and $0.4 million during fiscal 2009, 2008, and 2007, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $3.7 million, $2.5 million, and $2.4 million, during fiscal 2009, 2008, and

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

2. Stock-Based Compensation (Continued)

2007, respectively. As of September 30, 2009, total unrecognized compensation costs related to unvested stock options and restricted stock was $3.5 million, net, which is expected to be recognized as an expense over a weighted average remaining amortization period of approximately 1.8 years.

3. Business Combinations

        The Company allocates the purchase price of its business acquisitions to tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on valuations prepared at the time of acquisition. The last acquisition made by the Company was the Protocom Development Systems Pty. Ltd. acquisition on August 5th, 2005.

4. Investments

        Investments consist of corporate bonds and notes, commercial paper, certificates of deposit, and various auction rate securities (ARS). All investments are classified as available-for-sale and are recorded at the estimated fair value.

        The following table presents the Company's investments that are measured at the estimated fair value, categorized in accordance with the fair value hierarchy provisions of ASC 820 10 50-2 (SFAS No. 157) (in thousands):

As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$9,712	$—	$—	$9,712
Money market funds / U.S. Treasuries	65,912	—	—	65,912

Total short-term cash and cash equivalents	75,624	—	—	75,624

Long-term restricted cash (term deposits)	1,746	—	—	1,746

Short-term investments:
Corporate notes and bonds	—	—	—	—
Auction rate securities	—	—	3,100	3,100

Total short-term investments	—	—	3,100	3,100
Long-term investments:
Auction rate securities	—	—	11,752	11,752

Total financial assets under ASC 820 10 50-2 (SFAS No. 157)	$77,370	$—	$14,852	$92,222

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

4. Investments (Continued)

As of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$6,952	$—	$—	$6,952
Money market funds / U.S. Treasuries	63,221	—	—	63,221

Total short-term cash and cash equivalents	70,173	—	—	70,173

Short-term investments:
Corporate notes and bonds	—	5,970	—	5,970
Auction rate securities	—	—	3,686	3,686

Total short-term investments	—	5,970	3,686	9,656
Long-term investments:
Auction rate securities	—	—	11,752	11,752

Total financial assets under ASC 820 10 50-2 (SFAS No. 157)	$70,173	$5,970	$15,438	$91,581

        Changes in the Company's Level 3 assets for fiscal 2009 were as follows (in thousands):

Level 3
Aggregate estimated fair value of Level 3 assets at September 30, 2008	$15,438
Total realized and unrealized gain (loss):
Included in earnings	—
Included in other comprehensive income	—
Settlements	(537)
Transfers in (out) of Level 3	(49)

Aggregate estimated fair value of Level 3 assets at September 30, 2009	$14,852

Short-term Investments

        Short-term investments consist of investments acquired with maturities exceeding three months and for which liquidity issues have not resulted in reclassification of the securities to long-term investments. Short-term investments are classified as available for sale and are reported at the estimated fair value with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. Short-term investments are primarily comprised of U.S. government obligations, municipal government obligations, corporate securities, certificates of deposit, and ARS. Declines in value on available-for-sale securities judged to be other-than-temporary are recorded in other income (expense), net. None of the short-term marketable securities are deemed impaired as of September 30, 2009. The gain or loss from sales of securities is recognized on the specific identification method. There were no realized gains or losses in fiscal 2009, 2008, or 2007.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

4. Investments (Continued)

        Short-term investments consist of the following (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	—	—	—	—
Auction rate securities	$3,100	—	—	$3,100

	$3,100	—	—	$3,100

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,122	$14	$(166)	$5,970
Auction rate securities	3,686	—	—	3,686

	$9,808	$14	$(166)	$9,656

        The contractual maturities of short-term, available-for-sale marketable securities as of September 30, 2009 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	—	—
Between one year and three years	—	—
More than three years	$3,100	$3,100

	$3,100	$3,100

Auction Rate Securities

        The Company held at par $3.1 million and $3.7 million of closed-end mutual fund ARS classified as short-term investments at September 30, 2009 and September 30, 2008 respectively. $0.6 million and $12.3 million of formerly held closed-end mutual fund and taxable municipal ARS investments were called at par during fiscal 2009 and 2008, respectively. Future changes in the market regarding these securities may result in impairment charges and classification to long-term investments.

        During fiscal 2008, the Company reclassified $33.0 million at cost of investments in certain ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2009 and September 30, 2008. Contractual maturity for these investments range from 2025 to 2052 and these investments are presently not liquid.

        ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. The Company's investments in ARS represent interests in

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

4. Investments (Continued)

collateralized debt obligations (CDO), closed-end mutual funds, derivative product companies, and student loans. Uncertainty in the financial markets has affected the liquidity of the Company's ARS holdings and resulted in a significant increase in the risks related to the ARS investments classified as long-term.

        Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions since August of 2007 have, in most cases, resulted in revised estimates of fair value that are less than par. The Company reviewed those investments classified as long-term at September 30, 2009, and September 30, 2008, and has valued the holdings accordingly using a discounted cash flow methodology.

        The Company reviews its impairments in accordance ASC 320 10 35-17 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as either "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) section of stockholders equity in the balance sheet. This type of unrealized loss does not affect net income (loss) for the applicable accounting period. However, an other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost and the term of the illiquid position. In addition, the financial condition and near-term prospects of the issuer, the composition of any underlying assets in the holdings, and the Company's intent and ability to retain the investment for a period of time that would allow for a liquidity event to take place are also factors taken into consideration in the Company's valuation analysis.

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

        While the Company has used what it believes to be an appropriate valuation model for these securities and has fully attempted to incorporate all known and significant risk factors into the analysis, the Company makes many estimates and assumptions when assessing the value of these securities. Accordingly, assumptions regarding expected cash flows, discount rates, liquidity risk, default risk and related recovery risk, interest rate risk, and other risk factors are all considerations in the analysis and valuation of the Company's ARS holdings. These estimates are also based on market and economic conditions, which are currently in a state of crisis and heightened uncertainty. As a result, there is much independent judgment required in deriving these valuation conclusions.

        The Company believes it has made reasonable judgments in its valuation exercise. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

4. Investments (Continued)

information received in the future, management's conclusions would change, the Company may be required to change the recorded value of these securities, or other securities that make up the investment portfolio.

5. Accounts Receivable and Customer Concentration

        The following customers accounted for 10% or more of accounts receivable at year-end:

	September 30,
	2009	2008
Customer A	20%	*
Customer B	10%	*
Customer C	*	11%

	30%	11%

*
Customer accounted for less than 10% at period-end.

        The following customers accounted for 10% or more of revenue for the years ended:

	Year Ended September 30,
	2009	2008	2007
Customer D	*	*	17%
Customer E	10%	13%	12%

	10%	13%	29%

*
Customer accounted for less than 10% during the period

6. Inventories, net

        Inventories consist of the following (in thousands):

	September 30,
	2009	2008
Components, gross	$874	$1,184
Reserve for excess and obsolete	(594)	(438)

Components, net	280	746

Finished goods, gross	629	1,271
Reserve for excess and obsolete	(208)	(257)

Finished goods, net	421	1,014

Total inventory, net	$701	$1,760

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

7. Property and Equipment

        Property and equipment consist of the following (in thousands):

	September 30,
	2009	2008
Computers and equipment	$4,887	$4,050
Software	4,572	4,353
Furniture and fixtures	2,249	2,564
Leasehold improvements	2,016	1,470

Property and equipment, at cost	13,724	12,437
Less: accumulated depreciation	(11,371)	(9,560)

Property and equipment, net	$2,353	$2,877

8. Other Intangible Assets, net

        Other intangible assets consist of the following (in thousands):

	September 30, 2008	Additions	September 30, 2009
Gross carrying amount:
Acquired developed technology and patents	$15,294	$—	$15,294
Customer relationships	2,028	—	2,028
Patents	3,999	—	3,999

Other intangible assets at cost	21,321		21,321

Accumulated amortization
Acquired developed technology	(13,793)	(1,501)	(15,294)
Customer relationships	(1,887)	(141)	(2,028)
Patents	(1,491)	(666)	(2,157)

Total accumulated amortization	(17,171)	$(2,308)	(19,479)

Other intangible assets, net	$4,150	$(2,308)	$1,842

        Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with ASC 360 10 35, (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At September 30, 2009, the Company performed an impairment review of intangible assets. It was determined that no impairment of the carrying value of intangible assets of $1.8 million existed as of that date. The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

8. Other Intangible Assets, net (Continued)

        Estimated amortization of developed technology and patents and other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents
2010	666
2011	666
2012	510

$1,842

        The useful lives of developed technology, patents, and customer contracts varies from one to six years. The weighted average remaining useful life of intangible assets at September 30, 2009 was 2.8 years.

9. Goodwill

        In accordance with ASC 350 20 35 (SFAS No. 142, Goodwill and Other Intangible Assets), the Company tests recorded goodwill and intangibles with indefinite lives for impairment at least annually. As of September 30, 2009 the Company's net book value of goodwill was zero.

        During the quarter ended March 31, 2008, the Company's stock price declined approximately 36%, an event that indicated the potential impairment of the carrying value of goodwill. As a result, management undertook an impairment evaluation to estimate the fair value of the Company's single reporting unit in relation to the book value of the Company (ASC 350 20 35 SFAS 142—Step One Analysis). Fair value as used in ASC 350 20 35 (SFAS 142) is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties that is other than a forced or liquidation sale. Fair value was determined based on the market value of the Company's stock at March 31, 2008. Based on the evaluation results, potential impairment was indicated, as the carrying value of the Company exceeded the fair value. An ASC 350 20 35 (SFAS 142)—Step Two Analysis was undertaken to quantify the impairment as of March 31, 2008. As a result of the analysis, the entire carrying value of goodwill was deemed fully impaired and written down to zero, as a non-cash charge to profit and loss.

        Changes in goodwill are as follows (in thousands):

	September 30,
	2009	2008
Balance, beginning of period	$—	$35,874
Impairment of goodwill	—	(35,874)

Balance, end of period	$—	$—

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

10. Sales Warranty Reserve

        Changes in sales warranty reserve were as follows (in thousands):

	September 30,
	2009	2008
Balance, beginning of period	$199	$78
Warranty costs incurred	(51)	(29)
Additions related to current period sales (net of adjustments)	(108)	160
Impact of exchange rates	8	(10)

Balance, end of period	$48	$199

        The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheet.

11. Restructuring Liability

        The Company accounted for its 2002 restructuring under ASC 420 10 05 previously released by FASB under Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs associated with restructuring activities initiated on or after January 1, 2003 are accounted for in accordance with ASC 420 10 10 formerly released by the FASB under the title SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and ASC 712 10 25 formerly released by the FASB under the title SFAS 112, Employer's Accounting for Postemployment Benefits, when applicable. All restructurings subsequent to December 15, 2002 have been accounted for under ASC 420 10 10 (SFAS No. 146) which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved.

        The following summarizes the restructuring liability activity (in thousands):

	2002 Restructuring	2004 Restructuring	2005 Restructuring
	Facility Exit Costs	Facility Exit Costs	Workforce Reduction	Totals
Balances, September 30, 2007	$2,172	64	$71	$2,307
Cash payments	(594)	(66)	2	(658)
Adjustments to accruals for changes in estimates	—	3	(73)	(70)
Impact of exchange rates	—	(1)	—	(1)

Balances, September 30, 2008	1,578	—	—	1,578
Cash payments	(611)	—	—	(611)
Adjustments to accruals for changes in estimates	—	—	—	—
Impact of exchange rates	—	—	—	—

Balances, September 30, 2009	$967	$—	$—	$967
Less current portion	$(642)	$—	$—	$(642)

Long-term portion	$325	$—	$—	$325

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

11. Restructuring Liability (Continued)

2002 Restructuring

        In February 2002, the Company commenced a restructuring of its business to enhance operational efficiency and reduce expenses. The plan included reduction in workforce and excess facilities and other direct costs. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease ending February 2011, net of total estimated sublease income. Sublease income was estimated assuming then current market lease rates and vacancy periods. In June 2005, the Company subleased the excess facilities. Cash payments for the remaining liability of $1.0 million as of September 30, 2009, for facility exit activities, will be made over the remaining life of the lease ending February 2011.

2004 Restructuring

        In March 2004, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations, and reallocate resources. The plan included a reduction in workforce that resulted in the termination of 109 employees, closure of five facilities, and termination of a non-strategic project under an existing agreement. Relating to the 2004 restructurings, the Company recorded a total charge of $3.8 million, consisting of $3.1 million for workforce reduction, $0.7 million for excess facilities, and $40,000 for the termination of the non-strategic project. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Cash payments related to the workforce reduction were completed in fiscal 2005. After adjustments for changes in estimates of $3,000, cash payments related to the facility exit activities were completed in the quarter ended June 30, 2008. At September 30, 2009 and at September 30, 2008, no liability related to the 2004 restructuring remained outstanding.

2005 Restructuring

        In April 2005, the Company implemented an organizational restructuring to eliminate 18 employees, of whom 11 were in sales and marketing, 5 in research and development, and 2 in general and administration functions, and recorded a restructuring charge of $837,000 for severance, benefits and other costs related to the reduction. All employees have been terminated and the cash payments related to workforce reduction have been made. In July 2005, following the announcement of the Protocom acquisition, the Company implemented an organizational restructuring to take advantage of the complementary operating models and infrastructures. The restructuring included the elimination of excess facilities in four locations and termination of 31 employees, of whom 15 were in sales and marketing, 15 in research and development, and 1 in general and administrative functions. The Company recorded a restructuring charge of $206,000 for excess facilities, related to vacating part of one facility in London and $1.1 million for workforce reduction, for a total of $1.3 million. Charges for the reduction in workforce consisted of severance, outplacement, and other termination costs. Sublease income for the vacated premises was estimated assuming then current market lease rates and vacancy periods. When the final cash payments related to the facility exit costs were completed in fiscal 2006 the facility exit costs were reduced by $39,000. The term of the lease expired in August 2006 and at September 30, 2008; no liability exists for this facility. During 2006, the Company reduced the remaining liability for reduction in workforce by $10,000. In the first quarter of fiscal 2008, the

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

11. Restructuring Liability (Continued)

Company eliminated the remaining workforce reduction liability of $73,000 following a favorable legal settlement. At September 30, 2009 and at September 30, 2008, no liability related to workforce reduction remained for this restructuring plan.

12. Income Taxes

Income Taxes

        Income taxes consist of the following (in thousands):

	Year ended September 30,
	2009	2008	2007
Federal:
Current	$(23)	$(3)	$—
Deferred	—	—	—

	(23)	(3)	—

State:
Current	2	4	17
Deferred	—	—	—

	2	4	17

Foreign:
Current	24	(507)	412
Deferred	(347)	—	—

	(323)	(507)	412

Income taxes	$(344)	$(506)	$429

        Income (loss) from continuing operations before income taxes and minority interest consists of the following (in thousands):

	Year ended September 30,
	2009	2008	2007
Domestic	$(12,548)	$(94,209)	$(3,389)
Foreign	6,559	17,196	(5,492)

	$(5,989)	$(77,013)	$(8,881)

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

12. Income Taxes (Continued)

        The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to income before taxes was as follows (in thousands):

	Year ended September 30,
	2009	2008	2007
Federal statutory tax benefit	$(2,061)	$(26,955)	$(3,122)
State taxes	2	4	17
Federal change in valuation allowance	4,100	17,343	789
Foreign losses not benefited	(2,620)	(6,525)	2,347
Federal R&D tax credit	(388)	(131)	(111)
Stock-based compensation	586	611	493
Inter-company loan write-off	—	7,624	—
Impairment of goodwill	—	6,933	—
Other	37	590	16

	$(344)	$(506)	$429

        Deferred tax assets consist of the following (in thousands):

	September 30,
	2009	2008
Deferred tax assets:
Net operating loss carry-forwards	$70,986	$76,250
Tax credits	5,035	4,410
Depreciation and amortization	934	846
Accruals and reserves not currently deductible	14,241	13,197

Total deferred tax assets	91,196	94,703
Deferred tax liability: Other intangible assets	—	(671)

Net deferred tax assets before valuation allowance	91,196	94,032
Valuation allowance for deferred tax assets	(90,849)	(94,032)

Net deferred tax assets	$347	$—

        Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history in the U.S. and France, the net deferred tax assets from these jurisdictions have been fully offset by a valuation allowance. For all other jurisdictions, no valuation allowance has been recorded against the deferred tax assets as it is more likely than not that a tax benefit for deferred assets will be recognized based upon recent and forecasted earnings. The Company recorded a decrease in valuation allowance of $3.2 million in fiscal 2009, and an increase in valuation allowance of $17.7 million in fiscal 2008. The decrease in the 2009 valuation allowance resulted primarily from a reduction in NOL carry-forward due to utilization as well as an adjustment resulting from additional non-deductible expenses. The valuation allowance at September 30, 2009 includes $220,000 related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

12. Income Taxes (Continued)

        The Company has not provided for U.S income taxes on foreign subsidiary undistributed earnings as any earnings are considered to be permanently reinvested outside of the U.S. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

        As of September 30, 2009, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration starting in
United States—Federal	$103,805	2011
United States—California	66,993	2012
United States—Other States	7,850	2011
France	88,246	No expiration
Other foreign—no expiration	58	No expiration
Other foreign—with expiration	11	2015

        As of September 30, 2009 the Company had federal and State of California research and development tax credit carry-forwards of approximately $2.1 million and $2.7 million, respectively. The federal research and development tax credits will expire at various dates beginning in 2012. The State of California research and development tax credits have no expiration date.

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

        On September 23, 2008, the state of California approved its budget for fiscal 2009, and made changes to the California tax law which substantially limits our ability to utilize available state net operating loss and tax credit carry-forwards to reduce any California state income taxes payable, if the company has taxable income in fiscal 2009 and 2010. Under the new California tax law, the utilization of net operating loss carry-forwards is suspended for tax years beginning in 2008 and 2009; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period. Additionally, for tax years beginning in 2008 and 2009, taxpayers may only utilize available tax credit carry forwards to reduce their current tax liability up to 50% of their net tax amount before application of such credits.

        As of September 30, 2009, and September 30, 2008 we had $0.4 million and $2.3 million, respectively of unrecognized tax benefits. If recognized, any amounts would be recorded as an income tax benefit in the consolidated statement of operations and our effective tax rate would be reduced by these amounts if the Company is not in a full valuation allowance position at that time. The reduction in unrecognized tax benefits related to prior year's results from a R&D tax credit study in France completed after the September 30, 2008 year, and prior to the filing of the income tax return. The results of the study reduced qualifying costs subject to the French credit and reduced the credits claimed on the tax return. The net impact was a $0.2 million reduction in the benefit recognized.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

12. Income Taxes (Continued)

        It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. We do not anticipate any significant changes to the unrecognized tax benefits over the next 12 months.

        Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated condensed statements of operations under the provisions of FIN 48. At September 30, 2009, and September 30, 2008 we had $0.2 million and $0.2 million respectively of interest and penalties which are included in long-term taxes payable, of which $18,000 and $20,000 respectively, relate to the current fiscal year.

        We have the following activity relating to unrecognized tax benefits during fiscal 2009 and 2008 (in thousands):

	September 30,
	2009	2008
Beginning balance	$2,328	$310
Tax positions taken in the current year:
Additions	—	2,018
Reductions	—	—
Tax positions related to prior years:
Additions	27	—
Reductions	(1,982)	—
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	—	—

Ending balance	$373	$2,328

        The Company or its subsidiaries files income tax returns in the U.S. and California, as well as various other foreign and domestic jurisdictions. The Company is currently not the subject of any income tax examinations. In general, the earliest open year subject to examination in a major tax jurisdiction is the year ended September 30, 2005, although depending upon jurisdiction, earlier tax years may remain open subject to limitations.

        In July 2006, the FASB issued FIN 48, Accounting for Income Tax Uncertainties (ASC 740 10 05). ASC 740 10 05 (FIN 48) defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. ASC 740 10 05 (FIN 48) provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. ASC 740 10 05 FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. ASC 740 10 05 (FIN 48) was adopted by the Company on October 1, 2007.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

13. Net Loss per Share

        The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended September 30,
	2009	2008	2007
Numerator:
Net loss	$(5,546)	$(76,457)	$(9,298)

Denominator:
Weighted average number of shares outstanding	45,814	45,770	45,694

Basic and diluted net loss per share	$(0.12)	$(1.67)	$(0.20)

        For the above periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. For the years ended September 30, 2009, 2008, and 2007, approximately 10.2 million, 11.2 million, and 7.4 million potential common shares (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, were excluded from the determination of diluted net loss per share, as the effect of such shares was anti-dilutive.

Stockholder Rights Agreement

        The Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock, $0.001 par value, of the Company outstanding as of July 25, 2008. The description and terms of the rights are governed by the Stockholder Rights Agreement dated July 25, 2008, between the Company and American Stock Transfer & Trust Company. Each right entitles the registered holder to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Cumulative Preferred Stock, $0.001 par value, at a price of $11.00 per unit. If any acquiring person acquires 20% or more of ActivIdentity common stock, there would be a triggering event causing significant dilution in the voting power of such person or group. Until there is a triggering event, the rights trade with the Company's common stock. The Stockholder Rights Agreement will continue in effect until June 30, 2018, unless earlier redeemed or exchanged.

14. Employee Retirement Plans

        The Company has agreed to a payment of a lump sum retirement indemnity to all employees located in France based upon years of service and compensation at retirement, though benefits do not vest prior to retirement. On September 30, 2007, the Company adopted certain provisions of ASC 720 20 65 formerly released by the FASB under the title SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). ASC 720 20 65 (SFAS No. 158) requires an employer to recognize the over-funded or under-funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

14. Employee Retirement Plans (Continued)

through comprehensive income. At September 30, 2009, 2008 and 2007, the liability for the retirement benefit was $13,000, $103,000 and $59,000, respectively. These amounts represent 100% of the projected liability.

        The Company has a 401(k) plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in any of the periods presented.

15. Commitments and Contingencies

Operating leases

        The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

        Future minimum lease payments, gross, under these leases are as follows (in thousands):

Fiscal year ending September 30,
2010	$3,450
2011	1,947
2012	624
Thereafter	—

$6,021

        The future minimum lease payments above include amounts related to a non-cancelable operating lease that is included in the charge for restructuring expenses (see Note 11). The Company anticipates receiving approximately $0.5 million sublease income related to this abandoned facility.

        Rent expense, net of sublease rental income, under all operating leases was $2.8 million, $3.1 million, and $3.0 million in fiscal 2009, 2008 and 2007 respectively.

Contingencies

        From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

        On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, "Intercede"). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede's counterclaims and to strike certain of Intercede's defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede's counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

15. Commitments and Contingencies (Continued)

denied in part the Company's motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. The Company believes that it has meritorious defenses to Intercede's counterclaims. No amounts related to the Intercede litigation have been recorded in the Company's financial statements other than legal fees as part of normal expenses for fiscal 2009.

        The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2009 or September 30, 2008.

        As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers' liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2009 or September 30, 2008.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

16. Segment Information

        The Company operates in one operating segment, Digital Identity Solutions, and accordingly is disclosing information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of operations by geographic region (in thousands):

	North America	Europe	Asia Pacific	Total
Fiscal year ended September 30, 2009
Total revenue	$29,435	$26,838	$6,048	$62,321
Capital expenditures	187	573	—	760
Depreciation and amortization of fixed assets	840	307	96	1,243
Fiscal year ended September 30, 2008
Total revenue	24,891	29,244	4,874	59,009
Capital expenditures	62	192	53	307
Depreciation and amortization of fixed assets	926	422	218	1,566
Fiscal year ended September 30, 2007
Total revenue	24,276	32,055	3,222	59,553
Capital expenditures	1,432	529	138	2,099
Depreciation and amortization of fixed assets	832	467	277	1,576
September 30, 2009
Goodwill	—	—	—	—
Long-lived assets	4,262	1,095	12	5,369
Total assets	95,283	12,357	6,937	114,577
September 30, 2008
Goodwill	—	—	—	—
Long-lived assets	5,221	3,680	1,871	10,772
Total assets	98,986	14,215	4,400	117,601

        For fiscal 2009, revenue for the U.S and United Kingdom accounted for 46% and 12%, respectively. No other country was greater than 10% for the year. For fiscal 2008, the United States, United Kingdom, and France accounted for 34%, 13%, and 15% of net revenue, respectively. In fiscal 2007, the United States, United Kingdom and France accounted for 36%, 19% and 14% of net revenue, respectively.

17. Related Party Transactions

        On August 3, 2009, the Audit Committee of the Board approved the sale of certain immaterial assets and the licensing of other assets to idOnDemand, Inc., a privately held corporation of which Mr. Hart is a stockholder, director and officer. Pursuant to an asset sale agreement between ActivIdentity and idOnDemand, upon closing of the transaction, idOnDemand issued 300,000 shares of its common stock to ActivIdentity. ActivIdentity held 10% of the shares of idOnDemand at closing. The carrying value of the idOnDemand shares for fiscal year 2009 is zero.

        On August 5, 2005, the Company acquired Protocom Development Systems Pty. Ltd. (Protocom) for cash of $21.0 million and 1,650,000 shares of Company common stock, and incurred direct

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

17. Related Party Transactions (Continued)

acquisition-related costs of $625,000, for a total initial consideration of $29.2 million. Pursuant to the acquisition agreement, the Company agreed to issue up to an additional 2,100,000 shares of its common stock to the former Protocom stockholders, including Jason Hart, former CEO and current director of ActivIdentity, under an earn-out provision if revenue from products originally developed by Protocom prior to the acquisition achieved a revenue target between $13.6 million and $18.7 million during the one-year period ended June 30, 2006. Based on the Company's calculations of qualifying revenue credited to this earn-out right, it concluded that the revenue targets had not been met and no additional consideration was owed. The Company notified the Protocom stockholder representative in the first quarter of fiscal 2007 that none of the additional consideration would be paid. The Protocom stockholder representative objected to certain items in the Company's calculation and asserted that the Company breached certain covenants in accordance with the purchase agreement. In July 2007, the Company and the former Protocom stockholders executed a release and the Company agreed to pay $898,000 in connection therewith. Mr. Hart was entitled to receive approximately 68.7% of the additional earn-out payments. In May 2007, however, Mr. Hart irrevocably waived his right to receive 84% of his interest in any earn-out payments. Mr. Hart received a portion of the settlement payment in accordance with his interest in the payment (68.7%) less his waiver of 84% of that interest.

        The Company paid rent of $256,000 and $221,000 for fiscal 2008 and 2007, respectively, for office facilities in Australia to a company in which Mr. Hart is a major stockholder. As of September 30, 2008, the company in which Mr. Hart is a major stockholder no longer owns the property.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

18. Quarterly Results of Operations (Unaudited)

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

	For the period ending
For the fiscal years ending,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,
2009
Revenue	$14,521	$15,369	$16,130	$16,301
Cost of revenue	5,039	5,030	5,764	6,145

Gross margin	9,482	10,339	10,366	10,156
Loss from operations	(1,335)	(1,069)	(1,678)	(3,109)
Net income (loss)	(314)	2,085	(2,772)	(4,545)
Basic and diluted net income (loss) per share*+	(0.01)	0.05	(0.06)	(0.10)
2008
Total revenue	$15,647	$14,298	$13,631	$15,433
Cost of revenue	6,203	5,789	5,929	5,752

Gross margin	9,444	8,509	7,702	9,681
Loss from operations	(4,539)	(4,665)	(42,225)	(5,053)
Net loss	(23,061)	(6,983)	(42,466)	(3,947)
Basic and diluted net loss per share*	(0.50)	(0.15)	(0.93)	(0.09)
2007
Total revenue	$13,770	$16,284	$14,884	$14,615
Cost of revenue	4,352	6,018	5,684	4,501

Gross margin	9,418	10,266	9,200	10,114
Loss from operations	(4,215)	(5,374)	(5,308)	(3,632)
Net loss	(1,746)	(2,722)	(3,436)	(1,394)
Basic and diluted net loss per share*	(0.04)	(0.06)	(0.08)	(0.03)

*
The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total period due to the effects of rounding.

+
Share amounts used to calculate diluted EPS in the third quarter resulted in no dilution of earnings. The amount of shares used calculating basic and diluted earnings for this quarter were 45,817 and 46,309 respectively.

19. Subsequent Events

Sale of Auction Rate Securities (ARS)

        On November 22, 2009, the company liquidated a position held in an ARS security classified as a long-term investment at September 30, 2009 resulting in a gain of $1.2 million. Net proceeds from the

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

19. Subsequent Events (Continued)

transaction were $1.5 million. The estimated fair-market value of the security as recorded at September 30, 2009 was $0.3 million. The security had an original cost of $2.8 million.

CoreStreet Acquisition

        On December 13, 2009, the Company, and one of its subsidiaries, entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire CoreStreet Ltd., a Delaware corporation ("CoreStreet"). CoreStreet is a leader in distributed identity credential validation solutions. With the addition of CoreStreet's Public Key Infrastructure (PKI) certification technology, distributed identity credential validation system, and physical access control products, the Company believes the acquisition will strengthen its strong authentication and credential management product portfolio to confidently establish a person's identity when interacting digitally.

        The acquisition of CoreStreet is intended to support the Company's global vision of making every digital interaction trustworthy by adding distributed identity credential validation solutions and physical access control products to the company's broad portfolio of strong authentication and credential management offerings. CoreStreet's PKI certificate validation technology is deployed by public and private organizations around the world to validate the credentials of individuals as they interact with their secure IT applications, including digitally signed email and secure forms. Additionally, CoreStreet's PIVMAN system allows authorized personnel the ability to control access to any site with confidence by quickly authenticating and validating the roles and identities of individuals wishing to enter an area.

        The Company entered into the Merger Agreement with Terrapin Holding Corporation, a wholly owned subsidiary of the Company ("Holding") and wholly owned subsidiary of the Company, Terrapin Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Holding ("Merger Sub"), CoreStreet Ltd., a Delaware corporation ("CoreStreet"), and John F. Burton, acting solely as the stockholder representative. The Merger Agreement provides that, upon terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CoreStreet, with CoreStreet continuing as the surviving corporation and an indirect, wholly owned subsidiary of the Company (the "Merger"). The Merger was completed on December 14, 2009.

        Under the terms of the Merger Agreement, upon consummation of the Merger, the Company acquired all of the capital stock of CoreStreet for (i) $14 million in cash (subject to adjustment for cancellation of indebtedness and other specified expenses), (ii) approximately 2.2 million shares of the Company's common stock (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (iii) warrants for 1.0 million shares of the Company's common stock with per share exercise price of $4.25 expiring December 31, 2011, (iv) warrants for 1.0 million shares of the Company's common stock with per share exercise price $5.00 expiring December 31, 2012 and (v) a certain amount of cash to be equal to 50% of CoreStreet's cash and cash equivalents less certain of its liabilities as of the effective time of the merger. The former holders of CoreStreet capital stock who received the shares of Company common stock or warrants in the Merger agreed not to sell or otherwise dispose of such shares for a period of one year after the effective time of the Merger. The Company common stock issuable in connection with the transaction and upon exercise of the warrants was issued in a private placement.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended September 30, 2009, 2008, and 2007

19. Subsequent Events (Continued)

        CoreStreet made customary representations, warranties and covenants, including, among others, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between execution of the Merger Agreement and consummation of the Merger; (ii) not to engage in certain kinds of transactions during such period; (iii) not to solicit proposals relating to alternative business combination transactions and (iv) to obtain required stockholder approval of the Merger Agreement and the Merger.

        The completion of the Merger was subject to various closing conditions, including (i) obtaining the approval of the stockholders of CoreStreet; (ii) no legal or regulatory restraint or prohibition preventing the consummation of the Merger; (iii) subject to certain exceptions, the accuracy of the representations and warranties; (iv) receipt of required consents from third parties; and (v) absence of any material adverse change on CoreStreet.

        The Company had no other subsequent events as of December 14, 2009.