Form 10-K/A
period 2009-09-30
ACTIVIDENTITY CORP
filed 2010-01-28
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

Form 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

OR

☐ Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

ACTIVIDENTITY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	45-0485038
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6623 Dumbarton Circle, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 574-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock, $0.001 par value per share	NASDAQ Global Market
Preferred Stock Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $90 million based upon the closing sales price of the common stock as reported on the NASDAQ Global Market on such date. Shares of the Registrant’s common stock held by officers subject to section 16(b) filing requirements, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2009, the Registrant had outstanding 45,866,110 shares of common stock, and up to 2,216,291 additional shares to be issued pursuant to the merger agreement dated December 13, 2009 between the Company and Corestreet Limited.

Documents Incorporated by Reference

None

ACTIVIDENTITY CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends ActivIdentity Corporation’s (the “Company’s”) Annual Report on Form 10-K for the year ended September 30, 2009, originally filed on December 14, 2009 (the “Original Filing”). The Company is filing Part III to include information required by Items 10, 11, 12, 13 and 14. Accordingly, reference to the Company’s Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 to Form 10-K is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 though 14 are true or complete as of any date subsequent to the Original Filing.

“ActivIdentity,” “we,” “us” or “the Company” refers to ActivIdentity Corporation.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our directors and executive officers as of December 31, 2009(1), the principal occupation of each and the period during which each has served as a director of the Company. Information as to the stock ownership of each of ActivIdentity directors and all of the Company’s current executive officers as a group is set forth below under “Security Ownership of Certain Beneficial Owners and Management.”

Directors

Name of Director	Age(2)	Principal Occupation and Biographical Information

Brad Boston	55

Mr. Boston was appointed to the Company’s Board of Directors (the “Board”) on January 19, 2010 and has served in various roles at Cisco Systems, Inc., a networking and communications technology company, since 2001. Mr. Boston currently serves as senior vice president of Cisco Systems’ Global Government Solutions Group and Corporate Security Programs. Previously, Mr. Boston served as the chief information officer at Cisco. Before joining Cisco in 2001, Mr. Boston served as the executive vice president of operations at Corio, an enterprise-focused Internet ASP. Prior to that time, Mr. Boston has served in various executive positions at Sabre Group, American Express, Visa, United Airlines / Covia and American National Bank and Trust Company of Chicago, where he began his career.

Robert Brandewie	61

Mr. Brandewie was elected to the Board in March 2008. He has served since November 2007 as the Senior Vice President, Identity and Security Solutions of Telos Corporation, an information technology solutions and services company addressing the needs of U.S. Government and commercial customers. Previously, Mr. Brandewie served as our Senior Vice President, Public Sector Solutions, from July 2006 to October 2007. From July 2004 to July 2006, he served as the Director, and from August 1982 to July 2004 as the Deputy Director, of the Department of Defense’s (“DoD”), Defense Manpower Data Center in Monterey, California, where he was architect of the DoD’s Common Access Smart Card system.

Grant Evans	51

Mr. Evans has served as Chairman of the Board since his election to the Board in March 2008 and as our Chief Executive Officer since April 2008. Mr. Evans served from January 2003 to March 2007 as the Chief Executive Officer and as a Director of A4Vision, Inc., a developer and manufacturer of machine vision technology for identity security. Prior to this, he served from March 1999 to March 2002 as the Executive Vice President at Identix, a publicly traded developer and manufacturer of identification technology solutions. Mr. Evans was also previously Vice President and General Manager of Identicator Technology and was responsible for leading its strategic direction and launching the commercial biometric market.

James W. Frankola	45

Mr. Frankola was elected to the Board in February 2006. Mr. Frankola has served as Executive Vice President of Ariba, Inc., a provider of on-demand spend management solutions, since December 2001 and as Chief Financial Officer of Ariba from December 2001 through August 2008. From 1997 to 2001, Mr. Frankola held various positions with Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products, most recently as Vice President of Finance and IS, Fasson Roll Worldwide. From 1986 to 1997, Mr. Frankola held various financial and executive positions with IBM.

Name of Director	Age(2)	Principal Occupation and Biographical Information

Steven Humphreys	48

Mr. Humphreys was elected to the Board in March 2008. He has served as CEO of Kleer Semiconductor since February 2009.  Since July 1996 he has served as a director of Identive Group (formerly SCM Microsystems), and was Chairman of the board of directors of SCM from April 2000 to March 2007. Since April 2008 he has served as a director of HeadThere, Inc., since March 2009 as a director of Organ-I, Inc., and since October 2003, as chairman of Robotic Innovations International, Inc., an acquirer and developer of technologies for broad based applications of robotics, service automation and automated control systems. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of the Company.   From July 1996 to April 2001, Mr. Humphreys was an executive officer of SCM, serving as President and Chairman of the Board from July 1996 until December 1996, at which time he became Chief Executive Officer and served as President and Chief Executive Officer until April 2000. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric Company in a variety of positions.  In addition to his operating role, he is an active venture investor and adviser to venture firms in the U.S., Germany, Scandinavia, Switzerland, Singapore and China.

James E. Ousley	64

Mr. Ousley was elected to the Board in September 1996. He has been an industry consultant since 2004. Prior to that Mr. Ousley served as the President and Chief Executive Officer of Vytek Wireless Corporation, a developer of wireless products and applications, from 2000 until Vytek’s merger with CalAmp in April 2004. From September 1991 to August 1999, Mr. Ousley served as President and Chief Executive Officer of Control Data Systems, a global computer systems and application services enterprise, before it was acquired by British Telecommunications in August 1999. From 1968 to 1999, Mr. Ousley held various operational and executive roles at Control Data Corporation (renamed Ceridian). Mr. Ousley serves as Chairman of the Board and Interim Chief Executive Officer of Saavis, Inc., a provider of global network and managed hosting services. He serves as a board member of Bell Microproducts, Inc., a global distributor of computer products and services, and Datalink Corporation, a provider of integrated storage products and services.

David B. Wright	60

Mr. Wright was elected to the Board in March 2008. He has served since August 2006 as the Chief Executive Officer and Chairman of the Board for Verari Systems, Inc., a leading provider of high performance computing systems to the financial services, service providers, entertainment media, oil and gas, government and EDA industries. Prior to joining Verari, Mr. Wright was Executive Vice President, Office of the CEO, Strategic Alliances and Global Accounts of EMC Corporation from July 2004 until August 2006. From October 2000 to July 2004, Mr. Wright served as President, Chief Executive Officer and Chairman of the Board of LEGATO Systems before EMC acquired the company in 2004. Prior to joining LEGATO, Mr. Wright had a 13-year career with Amdahl Corporation, where he had served as President and Chief Executive Officer from 1997 to 2000. Before joining Amdahl, Mr. Wright spent 11 years with IBM, serving in variety of staff and management positions. Mr. Wright also serves on the board of directors of SourceForge, Inc., a corporation that owns and operates a network of media web sites, serving the IT management and IT professional, software development and open source communities and other consumers.

(1)                                  Director Brad Boston was appointed to the Board on January 19, 2010.

(2)                                  Ages are as of December 31, 2009.

Named Executive Officers other than Chief Executive Officer

Name of Officer	Age(2)	Principal Occupation and Biographical Information

Jacques Kerrest	63

Mr. Kerrest joined the Company in August 2008 as our Chief Financial Officer and Chief Operating Officer. Prior to joining the Company, from September 2004 until March 2008, Mr. Kerrest served as the Chief Financial Officer of Virgin Media, Inc., a communications company. From June 2003 to August 2004, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, N.V., a global enterprise communications infrastructure company. From August 1997 to May 2003, Mr. Kerrest was the Senior Vice President and Chief Financial Officer of Harte-Hanks, Inc., a worldwide direct and targeted marketing company. From August 1995 to July 1997, Mr. Kerrest served as the Chief Financial Officer of Chancellor Broadcasting Company, a radio broadcasting company. From 1993 to July 1995, Mr. Kerrest was the Chief Financial Officer of Positive Communications, Inc., a private telecommunications company.

Michael Sotnick	42

Mr. Sotnick joined the Company in December 2008 as our Executive Vice President, Worldwide Sales and Field Operations. Prior to joining the Company, from January 2005 until August 2008, Mr. Sotnick served as the Senior Vice President and General Manager of SAP Americas, Inc., a subsidiary of SAP AG, a software company. From 1999 to 2005, Mr. Sotnick served in various roles at Veritas Software Corporation, a storage management software company, including as the Vice President of Partner Sales from 2001 to 2004 and other management positions from 1999 to 2001. From 1994 to 1999, Mr. Sotnick served in various positions at Seagate Software Corporation, a software company that was a subsidiary of Seagate Technology, including Managing Director, Europe/Middle East/Africa, Director National Sales, and Eastern Area Sales Manager.

John Boyer	33

Mr. Boyer joined the Company in October 2001 and has served as our Senior Vice President, Engineering since November 2008. Mr. Boyer served from October 2004 to October 2008 as our Director of Architecture and Chief Architect, from January 2003 to September 2004 as our Manager of Product Architecture, and from November 2001 to December 2002 in various engineering management positions. From March 1999 to October 2001, Mr. Boyer held various engineering roles at American Biometric Company, Ltd., a subsidiary of DEW Engineering and Development, Ltd.

Subsequent to the resignation of Mr. Jason Hart from the Board in August 2009, the Nominating and Governance Committee recommended Mr. Brad Boston be appointed to fill the vacancy on the Board. Mr. Boston’s appointment to the Board was unanimously approved by the Board on January 19, 2010. Mr. Boston’s candidacy will be presented for approval by the stockholders at the 2010 Annual Meeting of Stockholders on March 24, 2010.

Mr. Boston currently serves as senior vice president of Cisco System’s Global Government Solutions Group and Corporate Security Programs. Our Board of Directors believes that Mr. Boston can bring relevant industry and board experience to our Board.

Our Board has determined that each of Messrs. Boston, Frankola, Humphreys, Ousley and Wright are “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of our Board as required by the rules of the NASDAQ Global Market.

We have a separately-designed standing audit committee consisting of Mr. Frankola (chairman) and Messrs. Humphreys and Ousley. Our Board has determined that all members of the Audit Committee are independent directors under the NASDAQ Global Market Rules and each of them is able to read and understand fundamental financial statements. Our Board has determined that Mr. Frankola qualifies as an “Audit Committee Financial Expert” as defined by the rules of the SEC.

REPORT OF THE AUDIT COMMITTEE

Under the guidance of a written charter adopted by the Board, the purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing for the compensation of the independent registered public accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent registered public accountants. Our Board has determined that each of the members of the Audit Committee meets the independence requirements of the NASDAQ Global Market Rules.

Management has primary responsibility for the system of internal controls and the financial reporting process. The independent registered public accountants have the responsibility to express an opinion on the financial statements based on an audit conducted in accordance with generally accepted auditing standards.

In this context and in connection with the audited financial statements contained in the Company’s Annual Report on Form 10-K, the Audit Committee:

•                  reviewed and discussed the audited financial statements as of and for the fiscal year ended September 30, 2009 with the Company’s management and the independent registered public accountants;

•                  oversaw management’s assessment and testing of internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act of 2002;

•                  discussed with BDO Seidman, LLP (“BDO”) , the Company’s independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committees, as amended by Statement of Auditing Standards No. 90, Audit Committee Communications;

•                  reviewed the written disclosures and the letter from BDO required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, discussed with the independent registered public accountants independence, and concluded that no non-audit services were performed by BDO, other than tax compliance filings;

•                  based on the foregoing reviews and discussions, recommended to the Board that the audited financial statements be included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC; and

•                  instructed the independent registered public accountants that the Audit Committee expects to be advised if there are any subjects that require special attention.

January 28, 2010

Submitted by the Audit Committee of the Board of Directors

James W. Frankola, Chairman
Steven Humphreys
James E. Ousley

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our directors, officers and employees. We have posted a copy of the Code of Conduct on our website at www.actividentity.com. You may also request a printed copy of the Code of Conduct, without charge, by writing to us at 6623 Dumbarton Circle, Fremont, California 94555, Attn: Investor Relations. In the event of an amendment to, or a waiver from, any provision of the Code of Conduct that applies to any director or executive officer, we will publicly disclose any such amendment or waiver as required by applicable law or regulations or NASDAQ.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists, or in the past fiscal year has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports regarding ownership of, and subsequent transactions in, our securities. Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of copies of reports provided to us and written representations from our directors and executive officers, we believe that all reports required by Section 16(a) during fiscal 2009 were timely filed.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The following compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid in fiscal 2009 to each of the executive officers identified below in the Summary Compensation Table, who are referred to collectively as our “named executive officers.” In early fiscal 2009, we continued our leadership transition and hired Michael Sotnick as our Executive Vice President, Worldwide Sales and Field Operations and we promoted John Boyer to the position of Senior Vice President, Engineering.

The Compensation Committee assists the Board in the discharge of its responsibilities regarding compensation of our executives, including the named executive officers. The Compensation Committee is composed solely of independent members of the Board, and, in accordance with its charter, is charged by the Board with the responsibility to, among other things:

•                  develop and periodically review compensation policies and practices applicable to executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition in terms of base salary, deferred compensation and incentive or equity-based compensation and other benefits;

•                  review and approve corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluate the Chief Executive Officer’s performance in light of these goals and objectives, and set the Chief Executive Officer’s compensation level based on this evaluation;

•                  determine bases and set compensation levels for other executive officers;

•                  supervise, administer and evaluate incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate, including approving guidelines and size of grants and awards, making grants and awards, interpreting and promulgating rules relating to the plans, modifying or canceling grants or awards, designating employees eligible to participate and imposing limitations and conditions on grants or awards;

•                  review and approve, subject to stockholder approval as required, the creation or amendment of any incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate, other than amendments to tax-qualified employee benefit plans and trusts, and any supplemental plans thereunder, that do not substantially alter the costs of such plans to the Company or are to conform such plans to applicable laws or regulations;

•                  review and approve any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits, and any material amendments to any of the foregoing, applicable to executive officers, and key employees; and

•                  review periodically the compensation and benefits offered to non-employee directors and recommend changes to the Board as appropriate.

The Compensation Committee’s role is also to ensure that the total compensation paid to our executive officers (including each of the named executive officers) is fair, reasonable and competitive. In the course of reviewing and approving the compensation of executive officers, our Compensation Committee annually reviews the performance of all executive officers and, in the case of officers other than our Chief Executive Officer, the Compensation Committee seeks input from our Chief Executive Officer regarding their compensation. These recommendations are then considered as part of the Committee’s deliberations on compensation actions.

Compensation Philosophy and Objectives

Our compensation program is designed to attract, inspire, motivate and reward executives responsible for attaining the financial and strategic objectives essential to our long-term success and growth in stockholder value. The key objectives of the compensation program are to:

•                  attract and retain executives who are talented, qualified and capable of achieving our business objectives;

•                  remain competitive with the compensation paid to similarly situated executive officers at other companies in our industry;

•                  inspire and motivate executives to achieve operating goals through an emphasis on performance-based compensation;

•                  provide a strong, direct link between our financial and strategic goals and executive compensation;

•                  align the interests of our executives and stockholders by tying elements of compensation to the achievement of Company goals; and

•                  fairly reward executives for their efforts.

The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the security software and services industry, while taking into account our relative performance, our own strategic goals and input from third-party compensation consultants. We strive to provide a total compensation package to senior management that is competitive in the marketplace, recognizes individual performance and provides opportunities to earn rewards based on achievement of short-term and long-term corporate objectives.

The primary elements of our executive compensation program are (i) base compensation or salary, (ii) annual cash bonuses and (iii) equity-based awards. We view these components as related but distinct. The Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with recruiting and retention goals, its view of internal equity and consistency, individual performance and input from the Company’s retained compensation consultant, J. Richard and Co. The Compensation Committee believes that, as is common in the security software and services industry, stock-based awards, salary and cash bonuses are all necessary to attract and retain employees. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, or between cash and non-cash compensation.

Competitive Market: Benchmarking

While the Compensation Committee does not believe that it is appropriate to establish compensation levels based solely on benchmarking, the Compensation Committee believes that information regarding pay practices at other companies is nevertheless useful in two respects. First, the Compensation Committee recognizes that compensation practices must be competitive in the marketplace. Second, independent marketplace information is one of the many factors that the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, our Compensation Committee retained J. Richard and Co., a compensation consultant who provides data for comparable peer groups, to review our policies and procedures with respect to executive compensation for fiscal 2009 and for fiscal 2010. The Compensation Committee and the Chief Executive Officer use the peer data provided by J. Richard and Co. to determine whether our compensation levels are competitive and to make any necessary adjustments, including in light of officer performance and our overall performance. Additionally, the Compensation Committee conducts an annual benchmark review of the benefits of our executive officers. Although the Compensation Committee generally aims to compensate our executives at or near the 50th percentile of compensation among our peer companies, the Compensation Committee does not necessarily fix all compensation to that level. The peer companies include other publicly held businesses with which we compete for talent in our or similar industries with a size and complexity similar to ours. The peer group data was based on publicly available information. In selecting the companies for inclusion in the peer group, the revenues of each company were considered. For the Compensation Committee’s deliberations regarding fiscal 2009 executive compensation, the Compensation Committee reviewed a J. Richard and Co. report with a benchmark group comprised of the following companies:

Company Name	Revenues (1) (in millions)
Blue Coat Systems, Inc.	$444.7
Digimarc Corporation	19.8
Entrust, Inc.	99.7	(2)
Macrovision Corporation	330.0
Network Engines, Inc.	197.5
Sonicwall, Inc.	218.6
Vasco Data Security International, Inc.	133.0
ActivIdentity Corporation	62.3

(1)          Represents 2008 reported revenues.

(2)          Company merged into a private organization. Data used is from their 8-K filed on 7/28/09 for their fiscal year ended 12/31/08.

Salaries for all employees, including the named executive officers, are generally reviewed and approved effective October 1 of each year.

Elements of Executive Officer Compensation

Base Salary.  The Compensation Committee seeks to provide our executive officers with competitive annual base salaries in order to attract and retain talented individuals. The base salary component of our executive officer compensation program is not designed to provide incentives to maximize our near-term performance (as performance-based cash bonuses are designed to do), but rather to provide the baseline level of compensation to executive officers. In most cases, the base salary component represents the largest annual form of compensation to executive officers, although the Compensation Committee has no formal policy regarding the allocation between base salary and other forms of compensation. In making decisions regarding base salary levels, the Compensation Committee considers and evaluates the total compensation package, including possible performance-based cash bonuses and periodic equity awards, received or to be received by a particular executive officer, and seek to ensure that the executive officer’s total compensation package is fair, reasonable and competitive. In determining appropriate salary levels for a given executive officer, the Compensation Committee considers the following factors:

•                  individual performance of the executive, as well as our overall performance, during the prior year;

•                  level of responsibility;

•                  breadth, scope and complexity of the position;

•                  internal review of the executive’s compensation relative to other executives to ensure internal equity; and

•                  executive officer compensation levels at peer companies to ensure competitive compensation.

The Compensation Committee sets salaries for executive officers on an individual basis at the time of hire with the objective of being competitive with comparable businesses in our industry. The Compensation Committee considers adjustments to base salary annually in light of each officer’s performance, our performance and compensation levels at other companies within our industry, as well as upon promotion or other change in job responsibilities. The Chief Executive Officer assists the Compensation Committee in its annual review of the base salaries of other executive officers based on the foregoing criteria.

The salary amounts set forth in the Summary Compensation Table below reflect the salary decisions made by the Compensation Committee in fiscal 2009 (and with respect to Mr. Sotnick upon his hiring in December 2008 and Mr. Boyer upon his promotion in November 2008). Base salary paid to Mr. Evans in fiscal 2009 was at the 50th percentile of the industry peer group, while the base salary paid to Mr. Kerrest in fiscal 2009 was above 75th percentile of the industry peer group primarily because of his level of responsibility and experience in the position. The other named executive officer base salary compensation varied around the 25th percentile of the industry peer group.

The base salaries of our named executive officers for fiscal 2010 are unchanged and are as follows:

Name	Salary for Fiscal 2010
Grant Evans	$380,000
Jacques Kerrest	325,000
Michael Sotnick	250,000
John Boyer	189,000	(1)

(1) Mr. Boyer’s annual salary is paid to him in Canadian dollars for a total sum of 205,000 Canadian dollars. The above figure was calculated using the exchange rate as of September 30, 2009.

Annual Cash Bonuses.  Each fiscal year, the Compensation Committee approves an incentive bonus plan to provide cash bonus payments to named executive officers based upon attainment of annual corporate objectives approved by the Board. The incentive bonus plan is designed to be at-risk and to provide an incentive to our named executive officers to achieve, and exceed, goals relating to our overall performance and individual officer performance. The Compensation Committee reviews and approves the incentive bonus plans early in each fiscal year and approves the actual payouts under the plans after the end of the fiscal year. Executive officers are eligible for bonuses in an amount based on a percentage of their base salary. The target levels for the named executive officers in fiscal 2009 were as follows:

Name	Target Bonus Percent of Base Annual Salary	Maximum Bonus Percent of Base Annual Salary
Grant Evans	80%	144%
Jacques Kerrest	65	117
Michael Sotnick	100	180
John Boyer	30	51

For fiscal 2009, each named executive officer’s annual bonus potential was based on achievement against various established performance targets. These performance targets were set by the Compensation Committee in consultation with management and included a weighted mix of financial and personal objectives to reflect the nature of that executive’s areas of responsibility. The financial objectives on which bonus payments were based consisted of achievement of established incremental target levels for total worldwide revenues and adjusted EBITDA. The personal objectives on which bonus payments were based consisted of the following: (i) implementation of a plan to reduce expenses and strategically position the company for growth, (ii) establishment of a product roadmap and (iii) achievement of specific goals appropriate for each of the executives’ areas of direct responsibilities. These criteria were selected because the Compensation Committee believed they were the key corporate drivers of stockholder value for fiscal 2009, focusing our named executive officers on growth and profitability. The levels of performance targets chosen by the Compensation Committee were set at levels that they believed would be achievable for target levels assuming satisfactory corporate performance and difficult to achieve for maximum levels.

Bonuses are paid in cash following completion of our semi-annual review. Prior to payment, the Compensation Committee reviews and approves the bonus payouts for our eligible named executive officers. The bonuses approved for fiscal 2009 are indicated in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below. In paying bonuses at these levels, the Compensation Committee took into account the Company’s overall financial performance for fiscal 2009, and, in the cases of the named executive officers, their leadership in continuing the Company’s progress against its annual operating plan.

In early fiscal 2010, the Compensation Committee approved the target bonus opportunities of each named executive officer who continues to be an employee in fiscal 2010. For fiscal 2010, each named executive officer’s annual bonus potential will be based on achievement of (i) established incremental target performance levels for total worldwide revenues and adjusted EBITDA and (ii) personal objectives. The financial objectives are more highly weighted and account for between seventy and eighty percent of the bonus, while the personal objectives account for the remaining thirty to twenty percent of the bonus. For purposes of the bonus, adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization with some internal adjustments for stock-based compensation expenses and severance costs. The bonuses are designed to emphasize stockholder value creation through improvement of our financial performance and achievement of individualized objectives relating to the portions of our business that these executives oversee and manage. The levels of performance targets chosen by the Compensation Committee were set at levels that they believed would be achievable for target levels assuming satisfactory corporate performance and difficult to achieve for maximum levels.

Equity Awards.  As an additional component of our compensation program, named executive officers are eligible to receive equity compensation in the form of stock options and restricted stock awards. The Compensation Committee grants stock options, restricted stock or restricted stock units to named executive officers to aid in their retention, to motivate them to assist with the achievement of corporate objectives and to align their interests with those of our stockholders by creating a return tied to the performance of our stock price. In determining the timing and size of equity grants, the Compensation Committee considers the contributions and responsibilities of each executive, appropriate incentives for the promotion of our long-term growth, grants made to other executives in the industry holding comparable positions, our performance relative to corporate objectives and recent growth or decline in stockholder value. The Company also received peer data and other information from J. Richard and Co. in connection with the Compensation Committee’s analysis of the size and type of equity grants for our named executive officers for fiscal 2009.

Under the terms of the 2004 Equity Incentive Plan (the “Plan”), pursuant to which all new equity grants are currently made, the exercise price of any stock options awarded under the Plan must be equal to 100% of the fair market value of our common stock (the closing sales price on the NASDAQ Global Market) on the date of grant. We do not have any formal program, plan or obligation that requires us to grant equity awards on specified dates, although we usually make annual grants to existing officers and employees during the first quarter of each fiscal year and to new hires upon commencement of their employment. We do not have in place any other program, plan or practice to time stock option grants to our executive officers in coordination with the release of material nonpublic information. Stock option grants may occasionally be considered following a significant change in job responsibilities or to meet other special retention or performance objectives.

The Board appointed Mr. Evans as our Chief Executive Officer in April 2008. In order to induce Mr. Evans to join us in this capacity, the Compensation Committee approved two inducement options to purchase shares of our common stock. The first option, which represents the right to acquire 1,000,000 shares, will vest solely upon the satisfaction of time-based vesting conditions and will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter. The second option also represents the right to acquire 1,000,000 shares. This option will vest only if the average closing stock price for our common stock over any given 90-day period within the first four years from the date of grant equals or exceeds $4.50 per share. Once this condition has been met, the option will vest with respect to 500,000 shares and then will vest monthly thereafter with respect to the remaining 500,000 shares over the next 12 months. Mr. Evans’ options were granted outside of the Plan as an “inducement award,” but are subject to the terms and conditions of the Plan as if granted thereunder. For additional information regarding Mr. Evans’ inducement options, see the description under the section titled “Potential Payments Upon Termination or Change in Control” below.  Mr. Evans did not receive any additional grants during fiscal 2009. As a result of the Compensation Committee’s assessment of Mr. Evans’ performance and market comparables, Mr. Evans was granted an option to purchase 300,000 shares with a per share exercise price of $2.30 (the closing price of our common stock on the NASDAQ Global Market) on November 24, 2009.

The Board appointed Mr. Kerrest as our Chief Financial Officer and Chief Operating Officer in August 2008. In order to induce Mr. Kerrest to join us in this capacity, the Compensation Committee approved two inducement options to purchase shares of our common stock. The first option, which represents the right to acquire 650,000 shares, will vest solely upon the satisfaction of time-based vesting conditions and will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter. The second option represents the right to acquire 700,000 shares. This option will vest only if the average closing stock price for our common stock over any given 90-day period within the first four years from the date of grant equals or exceeds $4.50 per share. Once this condition has been met, the option will vest with respect to 350,000 shares and then will vest monthly thereafter with respect to the remaining 350,000 shares over the next 12 months. Mr. Kerrest’s options were granted outside of the Plan as an “inducement award,” but are subject to the terms and conditions of the Plan as if granted thereunder. For additional information regarding Mr. Kerrest’s inducement options, see the description under the section titled “Potential Payments Upon Termination or Change in Control” below.  Mr. Kerrest did not receive any additional grants during fiscal 2009.  As a result of the Compensation Committee’s assessment of Mr. Kerrest’s performance and market comparables, Mr. Kerrest was granted an option to purchase 175,000 shares with a per share exercise price of $2.30 (the closing price of our common stock on the NASDAQ Global Market) on November 24, 2009.

The Compensation Committee believes that granting the options to Messrs. Evans and Kerrest that vest based on our stock price more directly links the pecuniary interests of our executive officers with those of our stockholders.

The Board appointed Mr. Sotnick as our Executive Vice President, Worldwide Sales and Field Operations in December 2008. In order to induce Mr. Sotnick to join us in this capacity, the Compensation Committee approved an inducement option to purchase shares of our common stock. The option, which represents the right to acquire 600,000 shares, will vest solely upon the satisfaction of time-based vesting conditions and will vest with respect to one-quarter of the underlying shares on the first anniversary of the date of grant and then with respect to the remaining shares monthly thereafter. Mr. Sotnick’s option was granted outside of the Plan as an “inducement award,” but is subject to the terms and conditions of the Plan as if granted thereunder. For additional information regarding Mr. Sotnick’s inducement options, see the description under the section titled “Potential Payments Upon Termination or Change in Control” below.

Additionally, the terms of Mr. Sotnick’s employment agreement provided that if we exceeded our revenue goal from January 1, 2009 to September 30, 2009, we would grant Mr. Sotnick an option to purchase 350,000 shares of our common stock at a per share exercise price equal to the closing sale price of the stock on the NASDAQ Global Market on the date of grant, subject to Mr. Sotnick’s continued employment on such grant date. The Company did not exceed its revenue goals during the period aforementioned and the options were not granted.  In fiscal 2010, as a result of the Compensation Committee’s assessment of Mr. Sotnick’s performance and market comparables, Mr. Sotnick was granted an option to purchase 30,000 shares with a per share exercise price of $2.30 (the closing price of our common stock on the NASDAQ Global Market) on November 24, 2009.

As a result of the Compensation Committee’s assessment of Mr. Boyer’s performance and market comparables, Mr. Boyer was granted an option to purchase 25,000 shares with a per share exercise price of $2.30 (the closing price of our common stock on the NASDAQ Global Market) on November 24, 2009.

The Compensation Committee believes that periodic equity awards serve as useful performance recognition mechanisms with respect to key employees, as most awards are subject to time-based vesting provisions. The Compensation Committee typically grants stock option awards to named executive officers with a term of seven years and vest and become exercisable over a period of four years. Occasionally, the Compensation Committee makes the granting or vesting of a stock award may be made contingent on achievement of certain specific performance conditions. The Compensation Committee believes that such periodic equity awards encourage executive officers to remain with us and also focus on our long-term performance. The value of the shares subject to the fiscal 2009 option grants to executive officers is reflected in the Summary Compensation Table below and further information about these grants is reflected in the “Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year-End” tables below.

Employment Agreements, Severance Benefits and Change in Control Provisions.  We employ the named executive officers at-will. However, from time to time, we implement plans or enter into agreements that would provide benefits payable to certain employees, including named executive officers, in connection with the termination of employment, a change in our control or other situations. The Compensation Committee considers such plans, agreements and benefits in order to be competitive in the hiring and retention of named executive officers in comparison with comparable companies with which we compete for talent. In addition, these benefits are intended to retain our officers during the pendency of a proposed change in control transaction and align the interests of our officers with our stockholders in the event of a change in control. The Compensation Committee believes that proposed or actual change in control transactions can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without these benefits, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes. Any departures could jeopardize the consummation of the transaction or our interests if the transaction does not close. The Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the officers’ interest with those of our stockholders in change in control transactions. The potential payments that each of the named executive officers will receive if a change in control or termination of employment occurs are set forth under the section titled “Potential Payments Upon Termination or Change in Control” below.

Other Benefits.  Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including executive officers, all of which we believe to be comparable to those provided at peer companies. These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace. Health, welfare and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Our retirement savings plan (a 401(k) Plan) is a tax-qualified retirement savings plan, pursuant to which all employees, including the named executive officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal Revenue Service. In fiscal 2009 we made no matching contributions to the named executive officers.

These benefits are included in the Summary Compensation Table in the “All Other Compensation” column.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  In making compensation decisions affecting our executive officers, the Compensation Committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Compensation Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which limits the tax deductibility to us of compensation in excess of $1.0 million in any year for certain executive officers, unless it qualifies as “performance-based compensation” under the Section 162(m) rules. The Compensation Committee considers the Section 162(m) rules as a factor in determining compensation, but will not necessarily limit compensation to amounts deductible under Section 162(m). No covered executive’s compensation was subject to or exceeded the $1.0 million limitation for fiscal 2009.

Accounting for Stock-Based Compensation.  Effective October 1, 2006, we adopted the fair value recognition provisions of the Accounting Standards Codification (ASC 718 10 50) to account for all stock grants under all of our stock plans. Under ASC 718 10 50, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Although the Compensation Committee assessed the desirability of granting shares of restricted stock to our executive officers and employees in lieu of stock option grants in light of the accounting impact of ASC 718 10 50, we ultimately determined to retain our stock option program as the main component of our long-term compensation program because it helps to align management performance with stockholder goals. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Role of Executives in Determining Compensation

Our Compensation Committee reviews the performance and compensation of our Chief Executive Officer on an annual basis and establishes our Chief Executive Officer’s compensation level. Our Chief Executive Officer is not present for these discussions related to his compensation. For the remaining executives, the Chief Executive Officer makes recommendations to the Compensation Committee based upon individual experience and breadth of knowledge, internal considerations, and other subjective factors that the committee takes into account when determining executive compensation.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation. The factors described above, as well as the overall compensation philosophy, are reviewed to determine the appropriate level and mix of compensation. Historically, and in fiscal 2009, the largest portion of compensation to named executive officers was in the form of incentive compensation.

Timing of Compensation

Compensation, including base salary, target incentive bonus amount and associated performance targets, and stock and option awards, for our named executive officers is reviewed, adjusted, if necessary, and approved annually, usually in the first quarter of the fiscal year, by the Compensation Committee. Bonuses are paid in cash following completion of our semi-annual review and fiscal year-end. Prior to payment, the Compensation Committee reviews and approves the bonus payouts for our eligible named executive officers.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for our executives or employees.

Summary Compensation Table

The following table describes the compensation paid during fiscal 2009 to our Chief Executive Officer, our Chief Financial Officer and two additional executive officers, as well as one other individual who served as President and Chief of Engineering until he resigned during the first quarter of fiscal 2009 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards(1)($)	Option Awards(1)($)	Non-Equity Incentive Plan Compensation(2)($)	All Other Compensation ($)		Total ($)
Grant Evans,	2009	$380,000	—	$504,376	$270,332	$829	(3)	$1,155,537
Chief Executive Officer	2008	177,046	—	140,853	121,600	15,050	(4)	454,549
	2007	—	—	—	—	—		—
Jacques Kerrest,	2009	325,000	—	555,700	155,512	19,026	(5)	1,055,238
Chief Financial Officer and Chief Operating Officer	2008	40,625	—	27,288	52,000	129	(3)	120,042
	2007	—	—	—	—	—		—
Yves Audebert,	2009	65,220	98,438	—	53,438	200,243	(6)	417,339
former President and Chief of Engineering	2008	285,000	18,125	148,590	53,438	828	(3)	505,981
	2007	285,000	42,090	272,888	71,250	828	(3)	672,056
Michael Sotnick	2009	204,546	—	53,183	77,923	284	(3)	335,936
Executive Vice President of Worldwide Sales and Field Operations	2008	—	—	—	—	—		—
	2007	—	—	—	—	—		—
John Boyer	2009	170,522	—	65,048	35,209	—		270,779
Senior Vice President of Worldwide Engineering	2008	149,407	—	32,464	18,707	—		200,578
	2007	126,904	—	19,105	16,740	—		162,749

(1)           The value of the option and stock awards has been computed in accordance with ASC 718 10 50, which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for their services over the requisite service period, which is typically the vesting period, but excluding forfeiture assumptions that are used in calculating equity award expense in the Company’s financial statements.

(2)           Non-equity incentive plan compensation represents annual bonus amounts paid under our bonus plan. Bonus amounts are determined and paid after the end of the second fiscal quarter and after the end of each fiscal year, but reflect individual and Company performance for fiscal 2009 and 2008 respectively. Accordingly, bonus amounts in this table reflect bonuses paid in December 2008 for performance in fiscal 2008, in May and December 2009 for performance in fiscal 2009.

(3)           Consists of premiums paid for term life insurance policies.

(4)           Consists of $383 in premiums paid for a term life insurance policy and $14,667 in fees for Mr. Evans service on our Board prior to his appointment as our Chief Executive Officer

(5)           Consists of $2,376 in premiums paid for a term life insurance policy and $16,650 in temporary living expenses incurred during Mr. Kerrest’s relocation.

(6)            On December 17, 2008 we entered into a Severance Agreement and Release with Yves Audebert regarding his termination from his position as our President and Chief of Engineering. Pursuant to such agreement, we paid Mr. Audebert a lump sum of $142,500, which was the equivalent of six months base salary. The severance agreement also provided for the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or May 14, 2010 for which we paid $15,922. We also paid Mr. Audebert for a total $28,261 for 206.27 hours of personal and vacation time that had not accrued at a time when his personal time and vacation time had been capped. An amount equal to $12,057 was paid in satisfaction of waiting time penalties incurred for late payment of Mr. Audebert’s final wages and accrued vacation. Not related to the severance agreement, the Company paid $1,400 in auto allowance and $103 in premiums for a term life insurance policy.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during fiscal 2009. There are no estimated future payouts under non-equity incentive plans or stock awards.

	Grant	Board or Compensation Committee Approval	Option Awards: Number of Securities Underlying Options	Exercise Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	Date	(#)(1)	($/Sh)	Awards(2)
Michael Sotnick	12/8/2008	12/8/2008	600,000	1.48	372,306
John Boyer	11/14/2008	11/14/2008	250,000	1.69	166,962

(1)           The amounts listed reflect stock options granted under our 2004 Equity Incentive Plan and are described in the Outstanding Equity Awards at Fiscal Year-End Table below.

(2)           The grant date fair value of the stock and option awards has been computed in accordance with ASC 718 10 50, which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period, excluding forfeiture assumptions. For more information on the manner in which equity compensation expense is calculated, see the notes to our audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding option awards at September 30, 2009 for our named executive officers. There were no outstanding stock awards for named executive officer as of September 30, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Grant Evans	354,165	(1)	645,835	(1)	2.18	4/23/2015
	—		1,000,000	(2)	2.18	4/23/2015
Jacques Kerrest	176,042	(3)	473,958	(3)	2.51	8/4/2015
	—		700,000	(4)	2.51	8/4/2015
Yves Audebert(5)	450,000	(6)	—		7.10	5/14/2010
	100,000	(5)	—		8.95	5/14/2010
	100,000	(5)	—		5.20	5/14/2010
	100,000	(5)	—		4.12	5/14/2010
	75,000	(5)	—		3.41	5/14/2010
	75,000	(5)	—		3.51	5/14/2010
Michael Sotnick	—		600,000	(7)	1.48	12/8/2015
John Boyer	15,000	(8)	—		6.42	4/26/2014
	4,791	(9)	—		6.54	7/14/2014
	28,437	(10)	6,563	(10)	4.24	6/14/2013
	15,000	(11)	15,000	(11)	4.50	8/14/2014
	6,667	(12)	13,333	(12)	2.51	8/1/2015
	—		250,000	(13)	1.69	11/14/2015

(1)           Option vests and becomes exercisable with respect to one-quarter of the underlying shares (1,000,000) on the first anniversary of the grant date (April 23, 2008) and then with respect to the remaining shares monthly thereafter over the next three years.

(2)           Option vests and becomes exercisable with respect to half of the underlying shares (1,000,000) in the event that the average closing price of our common stock over a 90-day period, as reported on the Nasdaq Global Market, is equal to or greater than $4.50 per share and then with respect to the remaining shares monthly thereafter over the following twelve months. If the target stock price is not achieved by the fourth anniversary of the grant date, then the option will be forfeited in its entirety.

(3)           Option vests and becomes exercisable with respect to one-quarter of the underlying shares (650,000) on the first anniversary of the grant date (August 1, 2008) and then with respect to the remaining shares monthly thereafter over the next three years.

(4)           Option vests and becomes exercisable with respect to half of the underlying shares (700,000) in the event that the average closing price of our common stock over a 90-day period, as reported on the Nasdaq Global Market, is equal to or greater than $4.50 per share and then with respect to the remaining shares monthly thereafter over the following twelve months. If the target stock price is not achieved by the fourth anniversary of the grant date, then the option will be forfeited in its entirety.

(5)           On December 17, 2008 we entered into a Severance Agreement and Release with Yves Audebert regarding his termination from his position as our President and Chief of Engineering. Pursuant to such agreement we accelerated the vesting on 326,042 of his unvested stock options and extended the exercise period for his vested options until the earlier of May 14, 2010 or the date such options expire on their terms.

(6)           This option fully vested and became exercisable as of February 23, 2007.

(7)           Option vests and becomes exercisable with respect to 25% of the total number of underlying shares (600,000) on the first anniversary of the grant date (December 8, 2008) and then ratably with respect to the remaining shares monthly thereafter for the next three years.

(8)           Option vests and becomes exercisable with respect to 25% of the total number of underlying shares (15,000) on the first anniversary of the grant date (April 26, 2004) and then ratably with respect to the remaining shares quarterly thereafter for the next three years.

(9)           Option vests and becomes exercisable with respect to 25% of the total number of underlying shares (4,791) on the first anniversary of the grant date (July 14, 2004) and then ratably with respect to the remaining shares quarterly thereafter for the next three years.

(10)         Option vests and becomes exercisable with respect to 25% of the total number of underlying shares (35,000) on the first anniversary of the grant date (June 14, 2006) and then ratably with respect to the remaining shares quarterly thereafter for the next three years.

(11)         Option vests and becomes exercisable with respect to 25% of the total number of underlying shares (30,000) on the first anniversary of the grant date (August 14, 2007) and then ratably with respect to the remaining shares quarterly thereafter for the next three years.

(12)         Option vests and becomes exercisable with respect to 33% of the total number of underlying shares (20,000) on the first anniversary of the grant date (August 1, 2008) and then ratably with respect to the remaining shares quarterly thereafter for the next two years.

(13)         Option vests and becomes exercisable with respect to 25% of the total number of underlying shares (250,000) on the first anniversary of the grant date (November 14, 2008) and then ratably with respect to the remaining shares quarterly thereafter for the next three years.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised by and vested stock awards of our named executive officers during fiscal 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Grant Evans	—	$—	—	$—
Jacques Kerrest	—	—	—	—
Yves Audebert	—	—	26,731	43,037
Michael Sotnick	—	—	—	—
John Boyer	—	—	—	—

Pension Benefits

We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or retirement plan sponsored by us during fiscal 2009.

Nonqualified Deferred Compensation

During fiscal 2009, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

In November 2008, our Board established the non-employee Directors’ Equity Compensation Program, effective January 1, 2009, pursuant to the Plan, which permits our non-employee directors to elect to receive some or all of his or her cash retainer and meeting fees from us in the form of options and/or restricted stock units under the Plan. Under this program, each non-employee director who elects to receive an option, will receive an option to purchase a fixed number of shares of common stock at a price equal to the fair market value of our common stock on the date of grant, with the number of shares that may be purchased under such an option equal to the value of the cash retainer and meeting fees to be forfeited by the non-employee director divided by one-third of the fair market value of our common stock on the date of grant. This option would be immediately exercisable. Each non-employee director who elects to receive restricted stock units under this program, will receive restricted stock units with a grant date fair value equal to the amount of the cash retainer and meeting fees to be forfeited by the non-employee director. During fiscal 2009, no Directors elected to receive some or all of his or her cash retainer and meeting fees from us in the form of options and/or restricted stock units.

Potential Payments Upon Termination or Change in Control

In connection with the appointment of Grant Evans as our Chairman and Chief Executive Officer, on April 23, 2008, we entered into employment agreement with him. Pursuant to such agreement, Mr. Evans receives an annual salary of $380,000 and is eligible for a cash bonus targeted at 80% of his annual salary. Mr. Evans also received two option grants, each for the purchase of up to one million shares. One of the options will vest only in the event that the average closing price of our common stock over a 90-day period, is equal to or greater than $4.50 per share and will be forfeited in its entirety if the target stock price is not achieved within four years. In the absence of a Change of Control (as defined in his employment agreement), if Mr. Evans’ employment with us is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) he shall be entitled to receive the following severance benefits: (i) 12 months of his base salary, plus the target bonus for that year; (ii) the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the date of his termination; and (iii) acceleration of 250,000 of the unvested shares of common stock on his time based vesting option for 1,000,000 shares. If there is a Change of Control and Mr. Evans is terminated without Cause or resigns for Good Reason within one year of the Change of Control, Mr. Evans will receive: (i) 18 months of his base salary, plus the target bonus for that year; (ii) the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the date of his termination; and (iii) accelerated vesting of all granted and outstanding options since time of employment such that they are fully vested and immediately exercisable upon termination. The salary and bonus payments would be made in a single lump sum upon his termination. Payment of the foregoing benefits would be conditioned upon Mr. Evan’s resignation from our Board and execution of a release agreement within 21 days of his termination.

In connection with Jacques Kerrest’s appointment as our Chief Financial Officer and Chief Operating Officer, on August 1, 2008, we entered into an employment agreement with him. Pursuant to such agreement, Mr. Kerrest receives an annual salary of $325,000 and is eligible for a cash bonus targeted at 65% of his annual salary. Mr. Kerrest also received two option grants. The first option was for the purchase of up to 650,000 shares of common stock. The second option was for the purchase of up to 700,000 shares of common stock and will vest only in the event that the average closing price of our common stock over a 90-day period, is equal to or greater than $4.50 per share. Furthermore, the second option will be forfeited in its entirety if the target stock price is not achieved within four years. In the absence of a Change of Control (as defined in his employment agreement), if Mr. Kerrest’s employment with us is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) he shall be entitled to receive the following severance benefits: (i) 12 months of his base salary, plus the target bonus for that year; (ii) the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the date of his termination; and (iii) acceleration of 162,500 of the unvested shares of common stock on his time based vesting option for 650,000. If there is a Change of Control and Mr. Kerrest is terminated without Cause or resigns for Good Reason within one year of the Change of Control, Mr. Kerrest will receive: (i) 18 months of his base salary, plus the target bonus for that year; (ii) the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the date of his termination; and (iii) accelerated vesting of all granted and outstanding options since time of employment such that they are fully vested and immediately exercisable upon termination. The salary and bonus payments will be made in a single lump sum upon his termination. Payment of the foregoing benefits is conditioned upon Mr. Kerrest’s resignation from our Board, if he is a director at the time of his termination, and execution of a release agreement within 21 days of his termination.

In connection with Michael Sotnick’s appointment as our Executive Vice President of Worldwide Sales and Operations on December 7, 2008, we entered into an employment agreement with him. Pursuant to such agreement, Mr. Sotnick receives an annual salary of $250,000 and is eligible for a cash bonus targeted at 100% of his annual salary. Mr. Sotnick also received an option grant. The option was for the purchase of up to 600,000 shares of common stock. If Mr. Sotnick’s employment with us is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) he shall be entitled to receive the following severance benefits: (i) 12 months of his base salary, plus the target bonus for that year; (ii) the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the date of his termination. If there is a Change of Control and Mr. Sotnick is terminated without Cause or resigns for Good Reason within one year of the Change of Control, Mr. Sotnick will receive: (i) 12 months of his base salary, plus the target bonus for that year; (ii) the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the date of his termination; and (iii) accelerated vesting of all granted and outstanding options since time of employment such that they are fully vested and immediately exercisable upon termination. The salary and bonus payments will be made in a single lump sum upon his termination.

On December 17, 2008 we entered into a Severance Agreement and Release with Yves Audebert regarding his termination from his position as our President and Chief of Engineering. Pursuant to such agreement, we paid Mr. Audebert a lump sum of $142,500, which was the equivalent of six months base salary. Mr. Audebert also received $53,438 in satisfaction of his incentive bonus compensation for 2008. The severance agreement also provided for the same level of health coverage and benefits in effect immediately preceding his termination until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or May 14, 2010. We also accelerated the vesting on 326,042 of his unvested stock options and 36,731 of his unvested restricted stock units and extended the exercise period for his vested options until the earlier of May 14, 2010 or the date such options expire on their terms. We also paid Mr. Audebert for a total $28,261 for 206.27 hours of personal and vacation time that had not accrued at a time when his personal time and vacation time had been capped. An amount equal to $12,057 was paid in satisfaction of waiting time penalties incurred for late payment of Mr. Audebert’s final wages and accrued vacation. All of the above payments, with the exception of the penalty for late payment, were paid subject to applicable withholding taxes. The above severance benefits were contingent upon Mr. Audebert agreeing to (i) a release of claims, (ii) not to make any written or oral defamatory communications against the Company, and (iii) not to use or disclose any confidential information obtained during his employment, unless required to be subpoena or court order.

Our 2002 Stock Option Plan and 2004 Equity Incentive Plan provide that, in the event of a “change in control” (as defined) of the Company, the Compensation Committee or Board may elect to accelerate some or all of the vesting of outstanding option awards granted under such plans.

401(k) Plan

We have established and maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code to cover our eligible employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to a 401(k) plan. Our 401(k) plan permits us to make matching contributions on behalf of eligible employees. In fiscal 2009, no matching contributions were made to the named executive officers.

Director Compensation

During fiscal 2008, after consultation with our compensation consultant, J. Richard and Co, our Board approved increases in the quarterly retainer fees for non-employee directors and for the Chairman of each of the various standing committees of the Board, as well as adding a quarterly retainer for participation in the other standing committees of the Board. During fiscal 2009, after consultation with J. Richard and Co, our Board approved a quarterly retainer fee for the newly created Lead Independent Director role. All other fees and stock award recommendations remained the same as previously approved during fiscal 2008.

During fiscal 2009, each non-employee director was paid a quarterly cash retainer for his or her membership on the Board, for his or her membership on a committee and for his or her attendance at board or committee meetings. In addition to the cash compensation, non-employee directors receive an annual grant of restricted stock units which vest in monthly installments over a one-year period from the date of grant. The tables below summarize the compensation was that was paid to our non-employee directors during fiscal 2009;

Meeting Attendance	Fee
In-person Board meeting attendance	$2,000
Telephonic Board meeting attendance	1,000
Committee meeting attendance	1,000

Position held or committee membership	Quarterly Retainer Fee	Annual Stock Award (3)
Chairman of the Board(1)	$15,000	15,000
Non-employee directors (excluding Chairman of the Board)	7,500	15,000
Lead Independent Director(2)	3,750	—
Chairman of the Audit Committee	3,750	7,500
Member of the Audit Committee	1,875	3,750
Chairman of the Compensation Committee	2,500	7,500
Member of the Compensation Committee	1,250	3,750
Chairman of other standing committees of the Board	1,875	5,000
Member of other standing committees of the Board	938	2,500

(1)   During fiscal 2009, Mr. Evans, the Company’s chief executive officer, served as the chairman of the board and no cash retainer or stock award was made to him for his service in this capacity.

(2)   The Lead Independent Director role was newly created by the Board in December 2009 and filled beginning January 1, 2010 by Mr. Wright.

(3)   The annual stock awards are usually granted shortly after the annual stockholder’s meeting. The guidelines for the annual grant to newly elected non-employee directors is 25,000 shares and 15,000 shares to re-elected incumbent non-employee directors.

The following table shows certain information with respect to the compensation earned in fiscal 2009 to our non-employee directors. Stock awards and option awards reflected in the following table reflect the value of the portion of equity awards that were expensed in the Company’s income statement during fiscal 2009, with the value of such award calculated in accordance with ASC 718 10 50. Cash fees include meeting participation fees for regular meetings of the board and standing committees, as well as meetings of special or ad hoc committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Robert Brandewie	55,938	64,155	—	120,093
James Frankola	77,000	78,467	22,861	178,328
Jason Hart	43,375	53,507	—	96,822
Steven Humphreys	75,188	83,087	—	158,275
James E. Ousley	79,000	82,256	—	161,256
David B. Wright	67,750	88,507	—	156,257

Equity Compensation Plan Information

The following table provides information as of September 30, 2009 with respect to the shares of the Company’s common stock that may be issued under our 2002 Stock Option Plan and 2004 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	6,203,026		4.32	4,272,142	(1)
Equity compensation plans not approved by stockholders	3,950,000	(2)	2.19
Total	10,153,026		3.49	4,272,142

(1)           Represents shares that may be issued under the 2004 Equity Incentive Plan.

(2)           Represents options issued as inducement grants in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has authority to supervise, administer and evaluate incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate. From time to time, the Compensation Committee may present compensation recommendations to the Board for review and approval by the non-employee directors.

The Compensation Committee has not in the past delegated any authority to another person or entity to take action with respect to executive officer compensation.

Although the Compensation Committee receives recommendations from management regarding option grants to non-executive employees, authority to make equity grants to non-executive employees rests with the Compensation Committee.

The Compensation Committee retains a compensation consultant to provide compensation data for peer companies. The Compensation Committee works with the consultant to identify what is considered an appropriate group of peer companies and then discusses with the consultant how the Company’s compensation practices compare to practices at competitors. Although the Compensation Committee uses this compensation data as a tool to help provide appropriate compensation levels, the Compensation Committee does not strictly benchmark compensation from this data.

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the proxy statement for the year ended September 30, 2009.

Submitted by the Compensation Committee of the Board of Directors

David Wright, Chairman
James W. Frankola
James E. Ousley

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth information regarding ownership of our common stock as of January 26, 2010 (unless indicated otherwise below where information is based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each of our current directors and nominees for director, (c) the named executive officers (as defined in “Executive Compensation” below), and (d) all of our current directors and executive officers as a group. The information in this table is based solely on information provided to us or on statements in filings made with the SEC.

	Shares Beneficially Owned and Shares Underlying Options Exercisable within 60 days of January 26, 2010
Name and Address of Beneficial Owner(1)	Shares	Options and Warrants	Total	Percent of Class(2)
OZ Management, LP.(3) 9 West 57th Street, 39th Floor New York, NY 10019	4,337,048	—	4,337,048	9.46%
Dimensional Fund Advisors Inc.(4) 1299 Ocean Avenue Santa Monica, CA 90401	3,457,326	—	3,457,326	7.5
ValueAct Capital (5) 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133	3,127,032	—	3,127,032	6.8
Renaissance Technologies LLC (6) 800 Third Avenue New York, New York 10022	2,450,100	—	2,450,100	5.3

Directors
James W. Frankola(7)	108,936	50,000	158,936	*
James E. Ousley(8)	88,124	20,000	108,124	*
David Wright(9)	73,748	—	73,748	*
Steven Humphreys(10)	49,687	—	49,687	*
Robert Brandewie(11)	38,750	—	38,750	*
Brad Boston	—	—	—	*

Named Executive Officers
Yves Audebert(12)	354,646	900,000	1,254,646	2.7
Grant Evans (13)	30,572	479,163	509,735	1.1
Jacques Kerrest(14)	85,000	257,292	342,292	*
Michael Sotnick (15)	0	187,500	187,500	*
John Boyer (16)	0	159,478	159,478	*
All current directors and executive officers as a group (9 persons)(17)	474,817	1,153,433	1,628,250	3.6%

*              Less than 1% of the outstanding common stock.

(1)           Unless indicated otherwise, the address of each beneficial owner is c/o ActivIdentity Corporation, 6623 Dumbarton Circle, Fremont, California 94555.

(2)           Applicable percentage of ownership is rounded to the nearest tenth and is based on 45,866,110 issued and outstanding at December 31. 2009 together with applicable stock options, warrants, and other unissued equity awards for such stockholder. There will also be up to 2,216,291 additional shares issued pursuant to the merger agreement dated December 13, 2009 between the Company and Corestreet Limited. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of January 26, 2010, as well as all shares issuable under outstanding unvested and restricted stock units, are deemed outstanding for computing the percentage of ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown, subject to applicable community property laws.

(3)           Based on Schedule 13F filed November 16, 2009 by OZ Management LP (“OZM”). OZ serves as principal investment manager to a number of investment funds and discretionary accounts with respect to which it has voting and dispositive authority over the Company’s shares reported in such Schedule 13G/A, including such an account for OZ Master Fund, Ltd. (“OZMD”). Och-Ziff Holding Corporation (“OZHC”) serves as the general partner of OZ. As such, it may be deemed to control OZ and therefore may be deemed to be the beneficial owner of the shares reported in such Schedule 13G/A. Och-Ziff Capital Management Group LLC is the sole stockholder of OZHC and Och-Ziff Holding LLC. As such, it may be deemed to control OZHC and Och-Ziff Holding LLC and therefore may be deemed to be the beneficial owner of shares reported in the Schedule 13G. Mr. Daniel S. Och is the Chief Executive Officer and Executive Managing Director of OZM, as such, he may be deemed to control such entities and therefore may be deemed to be the beneficial owner of the reported shares. Each of the entities disclaims any beneficial ownership of any such shares.

(4)           Based on Schedule 13F filed on October 29, 2009 by Dimensional Fund Advisors LP.

(5)           Based on Schedule 13F November 13, 2009 by ValueAct SmallCap Management, L.P.

(6)          Based on Schedule 13F filed on November 13, 2009 by Renaissance Technologies LLC.

(7)          Shares beneficially held include a total of 37,500 shares of common stock subject to Restricted Stock Unit awards granted by the Company, of which 19,686 will be fully vested within 60 days of January 26, 2010.

(8)          Shares beneficially held include a total of 40,000 shares of common stock subject to Restricted Stock Unit awards granted by the Company, all of which will be fully vested within 60 days of January 26, 2010.

(9)           Shares beneficially held include a total of 40,000 shares of common stock subject to Restricted Stock Unit awards granted by the Company, of which 33,124 will be fully vested within 60 days of January 26, 2010.

(10)         Shares beneficially held include a total of 55,000 shares of common stock subject to Restricted Stock Unit awards granted by the Company, of which 49,687 will be fully vested within 60 days of January 26, 2010.

(11)         Shares beneficially held include a total of 42,500 shares of common stock subject to Restricted Stock Unit awards granted by the Company, of which 38,750 will be fully vested within 60 days of January 26, 2010.

(12)         Mr. Audebert was a founder of our Company and served as our President from inception through November 14, 2008. Shares beneficially held include a total of 36,731 shares of common stock subject to Restricted Stock Unit awards granted by the Company, all of which were vested in connection with the Severance Agreement and Release dated December 17, 2008 between Mr. Audebert and us.

(13)         Shares beneficially held include 30,572 shares of common stock held indirectly by the Grant E. and Susan L. Evans Living Trust dated 10/17/1991. Option amounts include inducement options granted in April of 2008 by the board of 1,000,000 shares of which 479,163 have vested.

(14)         Shares beneficially held include 85,000 shares of common stock held indirectly by J D Kerrest & S W Kerrest Trustees for Jacques & Sandra Kerrest REV Trust U/A dated 05/09/95. Option amounts include an inducement award by the board in August of 2008 in the amount of 650,000 shares of which 257,292 have vested.

(15)         Shares beneficially held include inducement options of 600,000 shares of which 187,500 will be vested within 60 days of January 26, 2010.

(16)         Shares beneficially held include options on the following dates and amounts granted / vested respectively that are exercisable within 60 days of January 26, 2010:

•      4/26/2004:  15,000 / 15,000

•      7/14/2004:  4,791 / 4,791

•      6/14/2006:  35,000 / 32,812

•      8/14/2007:  30,000 / 18,750

•      8/1/2008:  20,000 / 10,000

•      11/14/2008:  250,000 / 78,125

(17)         Total beneficial shares held by current Executives and Directors that will be vested within 60 days of January 26, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Steven Humphreys, one of our directors, serves on the board of directors of SCM Microsystems. SCM supplied certain product hardware to ActivIdentity in fiscal 2009 and fiscal in 2008, ActivIdentity purchased approximately $10,000 and $544,230 of hardware from SCM in fiscal 2009 and fiscal 2008, respectively.

On August 3, 2009, the Audit Committee of the Board approved the sale of certain immaterial assets and the licensing of other assets to idOnDemand, Inc., a privately held corporation of which Mr. Hart is a stockholder, director and officer. Pursuant to an asset sale agreement between ActivIdentity and idOnDemand, upon closing of the transaction, idOnDemand issued 300,000 shares of its common stock to ActivIdentity. ActivIdentity held 10% of the shares of idOnDemand at closing. The carrying value of the idOnDemand shares for fiscal year 2009 is zero. Mr. Hart resigned from the Board of Directors on August 12, 2009.

Related-Party Transaction Review and Approval

Our Board has adopted policies and procedures for the review and approval of related party transactions and has delegated to the Audit Committee the authority to review and approve the material terms of any proposed related party transactions. To the extent that a proposed related party transaction may involve a non-employee director or nominee for election as a director and may be material to a consideration of that person’s independence, the matter may also be considered by the other disinterested directors.

Pursuant to our Code of Business Conduct and Ethics, each of our executive officers, directors and employees must disclose transactions involving actual or apparent conflicts of interests, such as related party transactions, to his or her immediate supervisor or the Chief Financial Officer. In order to avoid such conflicts, our executive officers, directors and employees may not receive any payments, compensation or gifts, other than gifts of nominal value, from any entity that does business or seeks to do business with us. Furthermore, without the consent of our Board, our executive officers, directors and employees may not use property or information belonging to us or their position with us for improper personal gain.

In determining whether to approve or ratify a related-party transaction, the Audit Committee may consider, among other factors it deems appropriate, the potential benefits to us, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to us, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Audit Committee may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Audit Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to see that they are in compliance with the committee’s guidelines and that the related-party transaction remains appropriate

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Audit Committee reviews audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the auditors’ independence. Additional information concerning the Audit Committee and its activities with BDO can be found in the “Report of the Audit Committee.”

The following table summarizes the aggregate fees that were billed by BDO for fiscal 2009 and fiscal 2008. Audit fees reflected below are for the review and audit of the financial statements in the stated period; all other fees are for amounts paid in the stated period.

Type of fees	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$498,060	$741,941
Audit-Related Fees(2)	—	130,215
Tax Fees(3)	57,500	59,314
All Other Fees	—	—
Total Fees	$555,560	$931,470

(1)        Fees for audit services consist of:

•      Audit of the Company’s annual financial statements and the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•      Reviews of the Company’s quarterly financial statements; and

•      Statutory and regulatory audits, consents and other services related to SEC matters.

(2)        Fees for audit-related services consist of financial accounting and reporting consultations.

(3)        Tax fees relate to the preparation of various federal, state and local tax returns.

In considering the nature of the services provided by our registered independent public accountants, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the registered independent public accountants and our management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee has adopted a written charter that, among other things, requires the Audit Committee to pre-approve the rendering by our independent registered public accountants of audit or permitted non-audit services. All audit and non-audit services rendered by our independent registered public accountants in fiscal 2009 were approved by the Audit Committee in advance of the rendering of such services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits

Item Number	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification—Principal Executive Officer—Grant Evans

31.2	Rule 13a-15(e) and 15d-15(e) Certification—Principal Financial Officer—Jacques Kerrest

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Grant Evans and Jacques Kerrest

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVIDENTITY CORP.

Date: January 28, 2010	By:	/s/ GRANT EVANS
		Name:	Grant Evans
		Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
By:
/s/ JACQUES KERREST
Date: January 28, 2010		Name:	Jacques Kerrest
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GRANT EVANS*	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 28, 2010
Grant Evans

/s/ JACQUES KERREST*	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	January 28, 2010
Jacques Kerrest

	Director	January 28, 2010
Brad Boston

/s/ ROBERT BRANDEWIE*	Director	January 28, 2010
Robert Brandewie

/s/ JIM FRANKOLA*	Director	January 28, 2010
Jim Frankola

/s/ STEVEN HUMPHREYS*	Director	January 28, 2010
Steven Humphreys

/s/ JAMES OUSLEY*	Director	January 28, 2010
James Ousley

/s/ DAVID WRIGHT*	Director	January 28, 2010
David Wright

*By:	/s/ Jacques Kerrest
Jacques Kerrest, Attorney-in-Fact

EXHIBIT INDEX

Item Number	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification—Principal Executive Officer—Grant Evans

31.2	Rule 13a-15(e) and 15d-15(e) Certification—Principal Financial Officer—Jacques Kerrest

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Grant Evans and Jacques Kerrest