Form 10-Q
period 2009-12-31
ACTIVIDENTITY CORP
filed 2010-02-09
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

As of January 31, 2010, the Registrant had outstanding 46,125,749 shares of Common Stock and up to 1,956,652 additional shares to be issued pursuant to the merger agreement dated December 13, 2009 between the Company and Corestreet Limited

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THREE MONTHS ENDED DECEMBER 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2009	September 30, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$68,250	$75,624
Short-term investments	3,100	3,100
Accounts receivable, net of allowance for doubtful accounts of $285 and $261	11,064	13,983
Inventories, net	775	701
Prepaid and other current assets	2,502	556
Total current assets	85,691	93,964
Restricted cash	1,786	1,746
Investments	8,642	11,752
Property and equipment, net	2,161	2,353
Other intangible assets, net	10,797	1,842
Goodwill	9,416	—
Other long-term assets	1,090	2,920
Total assets	$119,583	$114,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,107	$1,853
Accrued compensation and related benefits	4,623	5,507
Accrued and other current liabilities	5,630	4,135
Current portion of deferred revenue	10,683	12,574
Total current liabilities	23,043	24,069
Other long-term liabilities	2,440	2,261
Total liabilities	25,483	26,330

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 45,866,110 and 45,866,110 issued and outstanding	46	46
Additional paid-in capital	435,265	429,105
Accumulated deficit	(328,897)	(328,599)
Accumulated other comprehensive loss	(12,624)	(12,616)
Total ActivIdentity stockholder’s equity	93,790	87,936
Non-controlling interest	310	311
Total stockholders’ equity	94,100	88,247
Total liabilities and stockholders’ equity	$119,583	$114,577

(1) Derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended
	December 31,
	2009	2008

Revenue:
Software	$5,129	$5,310
Hardware	4,108	4,803
Service	5,425	6,188
Total revenue	14,662	16,301

Cost of revenue:
Software	452	1,039
Hardware	2,122	2,421
Service	2,049	2,092
Amortization of acquired developed technology and patents	183	593
Total cost of revenue	4,806	6,145
Gross profit	9,856	10,156

Operating expenses:
Sales and marketing	4,433	5,010
Research and development	4,079	4,787
General and administration	4,163	3,427
Amortization of acquired intangible assets	52	41
Total operating expenses	12,727	13,265
Loss from operations	(2,871)	(3,109)

Other income (expense):
Interest income, net	201	810
Other income (expense), net	2,473	(2,316)
Total other income (expense), net	2,674	(1,506)
Loss before income tax and non-controlling interest	(197)	(4,615)
Income tax provision	(102)	(29)
Net loss	(299)	(4,644)
Less: net loss attributable to non-controlling interest	1	99
Net loss attributable to ActivIdentity stockholders	$(298)	$(4,545)
Basic and diluted net loss per share	$(0.01)	$(0.10)
Shares used to compute basic and diluted net loss per share	46,245	45,786

Other comprehensive income (loss):
Net Loss	$(298)	$(4,545)
Unrealized gain (loss) on short-term investments, net	—	152
Foreign currency translation gain (loss)	(8)	1,943
Comprehensive loss	$(306)	$(2,450)

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(298)	$(4,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of long-term investment	(2,376)	—
Depreciation and amortization of fixed assets	275	375
Amortization of acquired developed technology and patents	183	593
Unrealized foreign exchange (gain) loss	(64)	1,811
Amortization of acquired intangible assets	52	41
Stock-based compensation expense	838	891
Loss on disposal of property and equipment	(3)	10
Non-controlling interest in ActivIdentity Europe S.A	1	(99)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in a business combination:
Accounts receivable	3,776	335
Inventories	(88)	189
Prepaid and other current assets	(161)	(2,772)
Long-term income taxes receivable	4	2,701
Accounts payable	77	598
Accrued compensation and related benefits	(1,154)	(271)
Accrued restructuring liability	(156)	(148)
Accrued and other liabilities	180	77
Deferred revenue	(1,844)	511
Net cash provided by (used in) operating activities	(758)	297

Cash flows from investing activities:
Acquisition, net of cash acquired	(12,096)	—
Purchases of property and equipment	(82)	(28)
Purchases of short-term investments	—	—
Proceeds from sales and maturities of short-term investments	—	3,025
Proceeds from sales of long-term investments	5,486	—
Restricted cash	—	(1,354)
Other long-term assets	82	(1)
Net cash provided by (used in) investing activities	(6,610)	1,642

Cash flows from financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(6)	108
Net increase (decrease) in cash and cash equivalents	(7,374)	2,047
Cash and cash equivalents, beginning of period	75,624	70,173
Cash and cash equivalents, end of period	$68,250	$72,220

Supplemental disclosures:
Cash paid for income taxes	$22	$24

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivIdentity Corporation (the “Company”, “we”, or “us”) and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe, and the United States.

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated balance sheet as of December 31, 2009, and statements of operations and comprehensive losses and cash flows for the three months ended December 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 2010.

We operate on a fiscal year ending September 30. For convenience in this quarterly report, we refer to the fiscal year ended September 30, 2007 as fiscal 2007, the fiscal year ended September 30, 2008 as fiscal 2008 and the fiscal year ended September 30, 2009 as fiscal 2009. We also refer to the fiscal year ending September 30, 2010 as fiscal 2010.

These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as ammended.  There have been no significant changes in the Company’s critical accounting policies that were disclosed in the Annual Report on Form 10-K for fiscal 2009.

On December 14, 2009, the Company completed the acquisition of CoreStreet, Ltd., a Delaware corporation (“CoreStreet”), through the merger of a wholly owned, indirect subsidiary with and into CoreStreet.  CoreStreet was a privately held company that provides Public Key Infrastructure (“PKI”) certification technology, distributed identity credential validation systems, and physical access control products.  Details of the consideration provided for the acquisition are set forth in Note 5 below.  The financial statements set forth in this Form 10-Q reflect the operations of CoreStreet from December 14, 2009 to December 31, 2009.

2. Recent Accounting Pronouncements

Accounting Standards Codification (ASC) 820 10 5-1 was previously issued in September 2006 by the Financial Accounting Standards Board (“FASB”) under the title Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements. ASC 820 10 5-1 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted ASC 820 10 5-1 (SFAS No. 157) on October 1, 2008, for financial assets and liabilities. We adopted ASC 820 10 5-1 (SFAS No. 157) for non-financial assets and liabilities on October 1, 2009, in accordance with FASB ASC 820 10 65-1 (FSP No. 157-2). The adoption of ASC 820 10 5-1 did not have a material effect on our consolidated financial statements.

ASC 805 10 10 was previously issued in December 2007 by the FASB under the title SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 10 10 (SFAS No. 141(R)) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted this standard on October 1, 2009. We accounted for our acquisition of CoreStreet during the three months ended December 31, 2009, in accordance with this standard. The adoption of this standard did not have a material effect on our consolidated financial statements other than the effects of the CoreStreet acquisition.

ASC 810 10 65-1 was previously issued in December 2007 by the FASB under the title SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in the results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810 10 65-1 (SFAS No. 160) revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC 810 10 65-1 (SFAS No. 160) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted this standard on October 1, 2009 and it did not have a material effect on our consolidated financial statements.

ASC 815 10 65 was previously issued in March 2008 by the FASB under the title SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. ASC 815 10 65 (SFAS No. 161) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We evaluated the impact of the provisions of ASC 815 10 65 (SFAS No. 161) and adopted this standard on October 1, 2009. The adoption of ASC 815 10 65 did not have a material effect on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.” These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company is evaluating the impact of applying this pronouncement to our consolidated financial statements, and will implement the pronouncement on October 1, 2010.

In April 2008, the FASB issued ASC 350-10 (FSP No. FAS 142-3) authoritative guidance for general intangibles other than goodwill, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for intangible assets acquired on or after July 1, 2009. The adoption did not have a material effect our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance ASC 805-10 for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. We recorded an acquisition during the three months ended December 31, 2009 in accordance with this standard. The adoption of this standard did not have a material effect on our consolidated financial statements other than the effects of the aforementioned acquisition.

3. Fair Value Hierarchy

ASC 820 10 5 (SFAS No. 157) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 10 5 (SFAS No. 157) are described below:

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

Financial instruments valued based on unobservable inputs include auction rate securities (ARS).  These instruments are classified within Level 3 of the fair value hierarchy.  The Company estimates the fair value of these ARS using a discounted cash flow model incorporating assumptions regarding expected cash flows, liquidity risk, default risk, recovery risk, and interest rate risk (see Note 4 — Investments for additional discussion).

At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$9,319	$—	$—	$9,319
Money market funds / U.S. Treasuries	58,931	—	—	58,931
Total short-term cash and cash equivalents	68,250	—	—	68,250
Long-term restricted cash (term deposits)	1,786	—	—	1,786
Short-term investments:
Auction rate securities	—	—	3,100	3,100
Total short-term investments	—	—	3,100	3,100
Long-term investments:
Auction rate securities	—	—	8,642	8,642
Total financial assets under SFAS No. 157	$70,036	$—	$11,742	$81,778

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, as presented on the Company’s condensed consolidated balance sheet were as follows (in thousands):

At September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$9,712	$—	$—	$9,712
Money market funds / U.S. Treasuries	65,912	—	—	65,912
Total short-term cash and cash equivalents	75,624	—	—	75,624
Long-term restricted cash (term deposits)	1,746	—	—	1,746
Short-term investments:
Auction rate securities	—	—	3,100	3,100
Total short-term investments	—	—	3,100	3,100
Long-term investments:
Auction rate securities	—	—	11,752	11,752
Total financial assets under SFAS No. 157	$77,370	$—	$14,852	$92,222

Changes in the Company’s Level 3 assets for the three months ended December 31, 2009 were as follows (in thousands):

Level 3
Aggregate estimated fair value of Level 3 securities at September 30, 2009	$14,852
Total realized and unrealized gain (loss):
Included in earnings	2,376
Included in other comprehensive income	—
Settlements	(5,486)
Transfers in (out) of Level 3
Aggregate estimated fair value of Level 3 securities at December 31, 2009	$11,742

4. Investments

The Company held $3.1 million of closed-end mutual fund ARS which were valued at par and was classified as short-term investments at December 31, 2009 and September 30, 2009. The Company has not reclassified these investments to long-term since

$8.3 million of ARS, representing formerly held closed-end mutual fund and taxable municipal ARS investments, were called at par during the last twenty-four months. Based on this recent evidence of liquidity, the Company classifies these investments as available-for-sale and they are reported at their estimated fair value.

The Company held $8.6 million and $11.8 million in certain ARS classified as long-term investments at December 31, 2009 and September 30, 2009, respectively. The Company previously recorded, during fiscal 2008, an other-than-temporary impairment on these investments which were originally purchased at par for $24.5 million and $33.0 million respectively. Contractual maturity for these investments ranges from 2025 to 2052. These investments are presently not liquid and are reported at their estimated fair value.

During the three months ended December 31, 2009, the Company sold ARS classified as long-term investments with a carrying value of $3.1 million for proceeds of $5.5 million resulting in a gain of $2.4 million reported as other income. These investments were originally purchased at par for $8.5 million.

ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. The Company’s investments in ARS represent interests in Collateralized Debt Obligations (CDO), closed-end mutual funds, derivative product companies mutual funds, and student loans. Uncertainty in the financial markets has affected the liquidity of the Company’s ARS holdings and has resulted in a significant increase in the risks related to the ARS investments classified as long-term.

Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions since August of 2007 have, in most cases, resulted in revised estimates of fair value that are less than par. The Company has reviewed those investments classified as long-term at September 30, 2009, and December 31, 2009, and has valued the holdings accordingly using a discounted cash flow methodology.

The Company reviews impairments in accordance with ASC 320 10 35-17 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as either “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) section of stockholders equity in the balance sheet. This type of unrealized loss does not affect net income (loss) for the applicable accounting period. However, an other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost and the term of the illiquid position. In addition, the financial condition and near-term prospects of the issuer, the composition of any underlying assets in the holdings, and the Company’s intent and ability to hold the investment for a period of time that would allow for a liquidity event to take place are also factors taken into consideration in the Company’s valuation analysis.

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

5. Business Combinations

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid, value of common stock issued and warrants for common stock as measured on the acquisition date, less any cash acquired.

On December 14, 2009, the company completed the acquisition of CoreStreet for consideration of $18.5 million, net of cash acquired.  Consideration consisted of (i) $12.1 million in cash, net of cash acquired, (ii) 2.2 million shares of the Company’s common stock (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (iii) warrants for 1.0 million shares of the Company’s common stock with per share exercise price of $4.25 expiring December 31, 2011, (iv) warrants for 1.0 million shares of the Company’s common stock with per share exercise price $5.00 expiring December 31, 2012.  CoreStreet is a provider of Public Key Infrastructure (PKI) certification technology, distributed identity credential validation systems, and physical access control products. Their products are used primarily by Federal and State agencies in the United States.

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition of CoreStreet:

Preliminary Purchase Price Allocation
Cash	$1,770
Current assets	965
Intangibles
Customer relationships	6,620
Developed technology	2,530
Trade name	40
Non-current assets	16
Goodwill	9,416
Less liabilities assumed	(1,062)
Total purchase price	$20,295

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $9.4 million of goodwill is assigned to the Company’s single reporting unit and is not expected to be deductible for tax purposes. The acquisition is complementary to and will strengthen our strong authentication and credential management product portfolio.

The results of the CoreStreet acquisition are included in the accompanying consolidated financial statements from the date of the acquisition on December 14, 2009. The Company considers the acquisition of CoreStreet to be significant to its results of operations and therefore will present pro-forma financial information by filing a Form 8-K no later than February 27, 2010, 75 days subsequent to the date of acquisition. Our Condensed Consolidated Statements of Operations and Comprehensive Loss were not materially impacted by the CoreStreet acquisition for the three months ended December 31, 2009.

Summary of the preliminary purchase price consideration:

	Preliminary Purchase Price Consideration
Cash paid	$13,866
Cash payments owed	677	(1)
Potential cash value for stock and warrants	430	(2)
Warrants for common stock	665	(3)
Common stock	4,657	(4)
Total purchase price	$20,295

(1)          Cash payments owed and recorded as “Accrued and other current liabilities” at December 31, 2009, to former CoreStreet stockholders pending review of closing financial statements as permitted by the Merger Agreement.

(2)          Potential cash value of common stock and warrants for common stock owed to former CoreStreet stockholders who indicate that they are not accredited investors.

(3)   Fair value of warrants to be issued to former CoreStreet stockholders who are accredited investors.

(4)   Fair value of common stock to be issued to CoreStreet stockholders who are accredited investors. Common stock was valued at the closing price on the date of acquisition, December 14, 2009.

6. Stock-Based Compensation

Equity Compensation Plans

Warrants

Warrant issued to service provider:  In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. No other warrants were granted during periods presented nor do any other warrants remain outstanding.

Warrants issued in connection with the CoreStreet acquisition: In December 2009, warrants for 1.0 million shares of the Company’s common stock with per share exercise price of $4.25 expiring December 31, 2011, and warrants for 1.0 million shares of the Company’s common stock with per share exercise price of $5.00 expiring December 31, 2012 were issued as part of the purchase price considerations for the CoreStreet acquisition. These warrants were fully vested upon issuance.

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of December 31, 2009, it had one plan under which it continues to grant awards, the 2004 Equity Incentive Plan (2004 Plan). As of December 31, 2009, the Company had an aggregate of 12.6 million shares of its common stock reserved for issuance under various equity plans approved by the stockholders, of which, 9.4 million shares were subject to outstanding awards and 3.2 million shares were available for future grants under the Company’s 2004 Plan.

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

Activity under the Company’s stock equity plans, including the inducement grants and excluding any current period modifications of previously issued awards, was as follows:

Stock options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2009	10,036,770	$3.51	$1,977
Granted	1,445,000	2.33
Exercised	—	—
Forfeited	(341,798)	4.30
Outstanding at December 31, 2009	11,139,792	$3.33	$1,176
Exercisable at December 31, 2009	4,696,389	$4.54	$257

Stock options outstanding and exercisable as of December 31, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.25 - $2.18	3,090,000	5.53	$1.98	651,914	$1.96
$2.19 - $2.92	4,365,833	6.04	2.46	815,736	2.53
$2.93 - $4.35	1,278,508	4.59	3.91	1,160,480	3.89
$4.36 - $6.42	1,013,223	4.36	4.81	725,851	4.90
$6.43 - $9.99	1,392,408	3.85	7.45	1,342,408	7.40
	11,139,972	5.30	$3.33	4,696,389	$4.54

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

Activity for the Company’s restricted stock and restricted stock units, excluding any current period modifications, was as follows:

Unvested Restricted Stock and Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2009	116,256	$2.11
Granted	—	—
Vested	(28,748)	2.39
Cancelled	—	—
Unvested at December 31, 2009	87,508	$2.02

Valuation and Expense Information under ASC 718 10 50-2 (SFAS 123(R))

The Company bases its weighted-average fair value of stock-based compensation to employees generally on the single option valuation approach. Forfeitures are estimated and assumed no dividends will be declared. The Company generally amortizes estimated fair value of stock-based compensation awards to employees using the straight-line method over the vesting period of the options.  Below are the ranges of assumptions used for new grants during the respective quarters (data excludes assumptions for the revaluation of modified grants of previously issued awards):

	Three Months Ended
	December 31,
	2009	2008
Risk-free interest rate	2.4%	2.2% - 2.8%
Expected life (years)	4.2 – 5.6	4.8 - 5.4
Dividend yield	0.0%	0.0%
Expected volatility	42.4%	42.2% - 42.8%
Weighted average expected volatility	42.4%	42.6%
Weighted average estimated forfeiture rate	35%	33.3%

The following table summarizes stock-based compensation expense related to employee stock options, warrants, restricted stock, and restricted stock units under ASC 718 10 25 (SFAS 123R) for the three months ended December 31, 2009 and 2008, which was allocated as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Cost of revenue—hardware	$6	$6
Cost of revenue—service	34	50
Stock-based compensation expense included in cost of sales	40	56
Research and development	199	280
Sales and marketing	127	153
General and administrative	472	402
Stock-based compensation expense included in operating expenses	798	835
Total stock-based compensation expense	$838	$891

As of December 31, 2009, total unrecognized compensation costs related to non-vested stock options, restricted stock, and restricted stock units was $3.5 million, which will be recognized as an expense over a weighted average vesting period of approximately 2.0 years. The weighted average grant date fair value of a single new option granted during the three months ended December 31, 2009 and 2008 was $ 0.88 and $0.65, respectively.

7. Accounts Receivable and Customer Concentration

Accounts receivable from significant customers in excess of 10% of total account receivable for the respective periods are summarized as follows:

	December 31,	September 30,
	2009	2009
Customer A	*	10%
Customer B	*	20%

* Customer accounted for less than 10%

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended December 31,
	2009	2008
Customer C	11%	11%

8. Inventories, net

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Components, gross	$806	$874
Reserve for excess and obsolete	(583)	(594)
Components, net	223	280
Finished goods, gross	757	629
Reserve for excess and obsolete	(205)	(208)
Finished goods, net	552	421
Total inventory, net	$775	$701

9. Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2009	Additions	December 31, 2009
Gross Carrying Amount:
Acquired developed technology	$15,294	$2,530	$17,824
Customer relationships	2,028	6,620	8,648
Patents	3,999	—	3,999
Trade name	—	40	40
Other intangible assets at cost	21,321	9,190	30,511
Accumulated Amortization
Acquired developed technology	(15,294)	(16)	(15,310)
Customer relationships	(2,028)	(50)	(2,078)
Patents	(2,157)	(167)	(2,324)
Trade name	—	(2)	(2)
Total accumulated amortization	(19,479)	(235)	(19,714)
Other intangible assets, net	$1,842		$10,797

Intangible assets with finite lives are amortized over their estimated economic or estimated useful lives and are reviewed for impairment in accordance with ASC 360 10 35, (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Based on a review of events and circumstances at December 31, 2009, no indicators of impairment were identified.  The Company will continue to evaluate its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Estimated future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired developed technology and patents	Customer relationships	Trade Name	Total
2010 (9 months remaining)	$869	$1,154	$38	$2,061
2011	1,052	1,083	—	2,135
2012	896	963	—	1,859
2013	387	842	—	1,229
2014	246	723	—	969
2015	246	601	—	847
2016	246	482	—	728
2017	247	361	—	608
2018	—	241	—	241
2019	—	120	—	120
	$4,189	$6,570	$38	$10,797

10. Goodwill

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350 20 (FAS No. 142). Under ASC 350 20, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

During the three months ended December 31, 2009, the Company recorded $9.4 million in goodwill related to the acquisition of CoreStreet. The CoreStreet products are complementary to and will strengthen our strong authentication and credential management product portfolio.

Changes in goodwill are as follows (in thousands):

Balance, September 30, 2009	$—
Acquisitions	9,416
Balance, December 31, 2009	$9,416

11.  Net Loss per Share

The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	December 31,
	2009	2008
Numerator:
Net loss	$(298)	$(4,545)
Denominator:
Weighted average number of shares outstanding	46,245	45,786
Basic net loss per share	$(0.01)	$(0.10)
Diluted net loss per share	$(0.01)	$(0.10)

For the above periods, the Company had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive, but could potentially dilute basic earnings per share in the future. At December 31, 2009 and 2008, approximately 15.4 million and 11.3 million potential shares of common stock (prior to application of the treasury method), respectively, consisting of options, restricted stock units, and warrants, were excluded from the determination of diluted net loss per share as the effect of such shares was anti-dilutive. Included in the basic net loss per share were 2.1 million potential shares for identified accredited investors related to the CoreStreet acquisition agreement which were reserved for issuance but for which the exchange process had not been completed as of December 31, 2009.

12. Other Long-term Liabilities

Other long term liabilities consisted of the following items (in thousands):

	December 31,	September 30,
In thousands	2009	2009
Deferred revenue, net of current portion	$1,667	$1,240
Accrued restructuring liability, net of current portion	151	325
Long-term deferred rent	36	114
Other long-term liabilities	586	582
Total Long-term Liabilities	$2,440	$2,261

13. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

Future minimum lease payments under these leases are as follows (in thousands):

Fiscal Year Ending September 30,	Payments
2010 (remaining 9 months)	$3,174
2011	2,565
2012	687
Thereafter	—
$6,426

The future minimum lease payments above include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses.

Gross rent expense under all operating leases was $0.6 million and $0.7 million, respectively, for the three months ended December 31, 2009 and 2008.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, “Intercede”). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede’s counterclaims and to strike certain of Intercede’s defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede’s counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company’s motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. The Company believes that it has meritorious defenses to Intercede’s counterclaims. No amounts related to the Intercede litigation have been recorded in the Company’s financial statements other than legal fees as part of normal expenses for fiscal 2009 and for the three months ending December 31, 2009.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at December 31, 2009 or September 30, 2009.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable.

The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at December 31, 2009 or September 30, 2009.

14. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only. Transfers between geographic areas are eliminated in the consolidated financial statements. Geographic revenue information is determined primarily by the customers’ receiving locations. The following is a summary of operations by geographic region (in thousands):

	North America	EMEA(1)	Asia Pacific	Total

Three months ended December 31, 2009
Total revenue	$7,147	$6,532	$983	$14,662
Capital expenditures	34	48	—	82
Depreciation and amortization of fixed assets	193	82	—	275

Three months ended December 31, 2008
Total revenue	$7,387	$7,191	$1,723	$16,301
Capital expenditures	14	14	—	28
Depreciation and amortization of fixed assets	224	86	65	375

December 31, 2009
Goodwill	$9,416	$—	$—	$9,416
Long-lived assets	13,073	964	11	14,048
Total assets	101,833	10,657	7,093	119,583

September 30, 2009
Goodwill	$—	$—	$—	$—
Long-lived assets	4,262	1,095	12	5,369
Total assets	95,283	12,357	6,937	114,577

(1)   Europe, Middle East and Africa

For the three months ended December 31, 2009, sales to customers in the United States and United Kingdom accounted for 43% and 12% respectively, of the Company’s total revenue.  For the three months ended December 31, 2008, sales to customers in the United States and France accounted for 41% and 11%, respectively, of the Company’s total revenue.  No other individual country accounted for 10% or more of the Company’s total net revenue for the periods presented.

15. Subsequent Event

Amended Form 10-K filing: On January 28, 2010, the Company filed an Amendment number one to Form 10-K (Amendment). The filing of Part III included information required by Items 10, 11, 12, 13 and 14 of Form 10-K. Except as described above, no other changes were made to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 14, 2009 (Original Filing). This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this amended Form 10-K is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 though 14 are true or complete as of any date subsequent to the Original Filing.

Appointment to the Board of Directors: On January 19, 2010, upon the recommendation of the Nominating and Governance Committee of the Board of Directors (the “Board”), the Board appointed Brad Boston to serve as a director, effective immediately, until his successor is duly elected and qualified. Mr. Boston is not a party to any arrangement or understanding pursuant to which he was selected as a director, nor is Mr. Boston a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Boston will participate in the Company’s non-employee director compensation program.  Pursuant to such program, Mr. Boston will receive, among other things, a quarterly retainer of $7,500 for his service as a member of the Board, and $2,000 for attendance in person at a Board meeting and $1,000 for participation in a Board meeting by telephone.  Mr. Boston was not immediately appointed to serve on any committees of the Board.  When those appointments are made, Mr. Boston will also be eligible to receive a quarterly retainer and meeting fees for his service on such committees in accordance with current Company policy.  Furthermore, it is the Company’s policy to grant non-employee directors restricted stock units in connection with the Company’s annual meeting and therefore the Board will consider the grant of restricted stock units to Mr. Boston at that time.

Management has evaluated subsequent events through February 9, 2010. During this period we did not have any material recognizable subsequent events. The two non-recognizable subsequent events are disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed.  We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

OVERVIEW

ActivIdentity is a global leader in credential management and strong authentication, providing solutions to confidently establish a person’s identity when interacting digitally. For more than two decades the Company’s experience has been leveraged by security-minded organizations in large scale deployments such as the U.S. Department of Defense, Nissan, and Saudi Aramco. The Company’s customers have issued over 100 million credentials, securing the holder’s digital identity. ActivIdentity solutions include a fully integrated platform, enabling organizations to issue, manage and use identity devices and credentials for secure access, secure communications, legally binding digital transactions, and intelligent citizen services.

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

ActivIdentity has four product lines which provide the blocks for securing IT infrastructures and digital transactions to defend against security threats and identity fraud while optimizing an organization’s resource utilization, improving productivity, and maximizing return on investment.

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

SIGNIFICANT EVENTS

During the three months ended December 31, 2009, the following items impacted our net loss:

CoreStreet Acquisition — On December 14, 2009, the Company acquired 100% of the CoreStreet entity for the total purchase consideration of $20.3 million, which included cash, common stock, and warrants for common stock. The preliminary purchase price allocation can be found in Note 5 - Business Combinations. The CoreStreet results of operation have been included in the Company’s condensed consolidated financial statements since the date at acquisition on December 14, 2009.

Gain on sale of ARS - During the three months ended December 31, 2009; the company settled $3.1 million in ARS, classified as long-term, with an original cost of $8.5 million and received $5.5 million in cash upon settlement. The previously recorded losses from prior periods were partially recovered and recognized in the income statement in the amount of a $2.4 million gain.

Legal Expenses — During the three months ended December 31, 2009, the Company incurred $1.3 million in legal expenses in pursuit of an intellectual property infringement case and in relation to the acquisition of CoreStreet.

RESULTS OF OPERATIONS

REVENUE

Revenue by Product Type

Total revenue, period-over-period changes and mix by product type were as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Software	$5,129	$5,310	$(181)	-3%
Hardware	4,108	4,803	(695)	-14%
Service	5,425	6,188	(763)	-12%
Total revenue	$14,662	$16,301	$(1,639)	-10%
Product Mix:
Software	35%	33%
Hardware	28%	29%
Service	37%	38%
	100%	100%

We have several revenue streams, each of which is unique in terms of its recurring nature, transactional pricing, and volume characteristics. Our software revenues are driven by orders of significant size that are dependent on the closing of the transactions for revenue recognition purposes and can result in significant variances from period to period. As hardware revenue is generally derived from the sale of software products, the variability in software revenue is the driving factor in the fluctuations of this revenue stream, although timing of hardware revenue may lag the initial sale of related software. Maintenance revenue, the most significant component of service revenue, is tied directly to the installed base of customers, which fluctuates with our ability to attract new customers and the level of renewal activity with existing customers. The timing of closure of software transactions is the single most relevant factor for the Company’s recorded revenue in any given period.

Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of our software. The $0.2 million, or 3%, decrease for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, was primarily driven by a decrease in sales of our ActivClient™ software linked to personal identity verification (“PIV”) and PIVi Card rollouts offset by small increases in all other product lines.

Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement revenue of related software products. The $0.7 million, or 14%, decrease for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, was primarily driven by a decrease in sales to the Asian banking sector and a decrease in sales with an OEM partner relationship that ended during our fiscal 2009.

Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting. The $0.8 million, or 12%, decrease for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, was primarily driven by a change in our licensing arrangement for our Single Sign-On product with Novell resulting in a decrease in service revenue and an increase in software revenue. Service revenue, not including Novell, increased by $0.3 million compared to the prior year period as we have seen an increased demand for professional services from the U.S. federal government.

Revenue Concentration

Period-over-period changes in revenue by geography and as a percentage of total revenue were as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
North America	$7,147	$7,387	$(240)	-3%
EMEA	6,532	7,191	(659)	-9%
Asia Pacific	983	1,723	(740)	-43%
Total revenue	$14,662	$16,301	$(1,639)	-10%
Geographic Mix:
North America	48%	45%
EMEA	45%	44%
Asia Pacific	7%	11%
	100%	100%

North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient™, the ActivIdentity ActivID™ Card Management System and ActivIdentity Secure Login™ Single Sign On to various departments of the U.S. federal government and our enterprise customers. Revenue in North America decreased $0.2 million or 3% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was driven primarily by a decrease in government and enterprise investments in personal identity verification (“PIV”) and PIVi Card rollouts compared to the prior year period.

EMEA revenue is primarily derived from deployments of our strong authentication suite of products, such as ActivIdentity 4TRESS™ AAA Server for Remote Access and ActivIdentity 4TRESS™ Authentication Server and authentication devices to various enterprise and financial customers. Revenue is also derived from deployments of our smart card-based software products to various government and enterprise customers. Revenue in EMEA decreased $0.7 million or 9% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was primarily the result of decreased spending by banking customers as spending levels have decreased compared to the prior year period.

Asia Pacific revenue is primarily derived from deployments of our strong authentication suite of products, authentication devices, and our smart card-based software products to various government, enterprise and financial customers. Revenue in Asia Pacific decreased $0.7 million or 43% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was driven primarily by a decrease in software customization revenue as a project related to the issuance of smart card driver’s licenses nears completion.

COST OF REVENUE

Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Software	$452	$1,039	$(587)	-56%
As a percentage of software revenue	9%	20%
Hardware	$2,122	$2,421	(299)	-12%
As a percentage of hardware revenue	52%	50%
Service	$2,049	$2,092	(43)	-2%
As a percentage of service revenue	38%	34%
Amortization of acquired developed technology and patents	183	593	(410)	-69%
Total cost of revenue	$4,806	$6,145	$(1.339)	-22%

Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The cost of software revenue decreased $0.6 million or 56% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease in software cost of revenue was primarily driven by decreased engineering service costs incurred on a large software customization project for the issuance of smart card driver’s licenses.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, warranty costs and charges related to excess and obsolete inventory. Hardware product margins are influenced by numerous factors including hardware product mix, inventory adjustments, pricing, geographic mix and foreign currency exchange rates. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually to our hardware margins. The majority of our smart card and reader revenue reflects products manufactured for us by original equipment manufacturers that accordingly have lower margins compared to tokens, which are manufactured for us by contract manufacturers and yield higher gross margins. The cost of hardware revenue decreased $0.3 million or 12% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease in the cost of hardware revenue was driven by a decrease in sales volume.

Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting. The cost of service revenue decreased less than $0.1 million or 2% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was primarily the result of less time incurred by our engineering and product support teams in support of maintenance contracts.

Amortization of acquired developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from third parties. The amortization expense decreased $0.4 million or 69% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was the result of certain items becoming fully amortized and was consistent with the scheduled amortization of acquired developed technology and patents.

OPERATING EXPENSES

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of revenue recognition can cause significant variations in operating results across periods.

Sales and marketing

Sales and marketing expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008
Sales and marketing	$4,433	$5,010
Percentage change from comparable prior period	-12%
As a percentage of net revenue	30%	31%
Headcount, end of period	80	80

Sales and marketing expenses consist primarily of salaries and other payroll expenses, stock-based compensation expense, commissions, travel, depreciation, allocations of facilities and information technology costs, and costs associated with marketing programs, promotions, and trade shows.

Sales and marketing expenses decreased $0.6 million or 12% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was primarily due to a reduction in average headcount compared to the prior year period and the associated compensation related expenses.

Research and development

Research and development expenses and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008
Research and development	$4,079	$4,787
Percentage change from comparable prior period	-15%
As a percentage of net revenue	28%	29%
Headcount, end of period	109	105

Research and development expenses consist primarily of salaries and other payroll expenses, stock-based compensation expense, travel, depreciation, allocations of facilities and information technology costs, and costs of components used in research, and development activities.

Research and development expenses decreased $0.7 million or 15% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was primarily due to a reduction in average headcount compared to the prior year period and the associated compensation related expenses.

General and administration

General and administration expense and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008
General and administration	$4,163	$3,427
Percentage change from comparable prior period	21%
As a percentage of net revenue	28%	21%
Headcount, end of period	41	38

General and administration expenses consist primarily of the following costs related to administration, finance, human resources and legal: salaries and other payroll expenses, stock-based compensation expense, travel, depreciation, allocations of facilities and information technology costs, professional fees related to legal, audit and accounting, and costs associated with Sarbanes Oxley Act compliance.

General and administration expenses increased $0.7 million or 21% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The increase was primarily due to a $1.3 million increase in legal expense related to intellectual property litigation and to the acquisition of CoreStreet, which was offset by $0.6 million decrease in compensation related, contract labor and rent expenses.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions. The amortization expense increased $11,000 to $52,000 on the recently acquired intangibles from the CoreStreet merger during the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The Company acquired $9.2 million of amortizable intangible assets aside from goodwill in the acquisition. Further information related to the acquisition of intangibles can be found in Note – 9 Intangible assets.

INTEREST INCOME

Interest income and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008
Interest income	$201	$810
Percentage change from comparable prior period	-75%
As a percentage of net revenue	1%	5%

Interest income consists of interest income on the Company’s cash, cash equivalents, and investments. Interest income decreased $0.6 million or 75% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease in interest income was due primarily to lower average cash invested and lower average prevailing market interest rates during the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

OTHER INCOME (EXPENSE), NET

Other income (expense) and period-over-period changes were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008
Other income (expense)	$2,473	$(2,316)
Percentage change from comparable prior period	-207%
As a percentage of net revenue	17%	-14%

Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of inter-company balances, and gains and losses on the sale of investments. Other income (expense), net, increased $4.8 million to $2.5 million for the three months ended December 31, 2009, compared to ($2.3) million for the three months ended December 31, 2008. For the three months ended December 31, 2009, the $2.4 million of income was primarily caused by the realized gain from the sale of long-term investments in ARS that had been previously written down. The securities had a net book value of $3.1 million and were sold for $5.5 million. For the three months ended December 31, 2008, the ($2.3) million loss was due primarily to the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of our foreign entities.

INCOME TAX PROVISION

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

As of December 31, 2009, we continue to provide a full valuation allowance for substantially all of our net deferred tax assets.  As of December 31, 2009 some deferred tax assets and liabilities in foreign jurisdictions have been benefitted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deductible and taxable temporary differences.  We consider, among other available information, historical earnings, scheduled reversals of temporary differences, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment.

We have recorded an income tax provision for the three months ended December 31, 2009 of $102,000.

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

NON-CONTROLLING INTEREST

Non-controlling interest represents the non-controlling interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

LIQUIDITY AND CAPITAL RESOURCES

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes our cash, cash equivalents, restricted cash, and investments (dollars in thousands):

	December 31, 2009	September 30, 2009	Increase (Decrease)
Cash and cash equivalents	$68,250	$75,624	$(7,374)
Short-term investments	3,100	3,100	—
Long-term restricted cash	1,786	1,746	40
Long-term investments	8,642	11,752	(3,110)
	$81,778	$92,222	$(10,444)

The portfolio of cash, cash equivalents, restricted cash, and marketable securities is managed by several financial institutions.  The decrease of $7.4 million was attributable primarily to (i) $12.1 million of cash paid, net of cash acquired, in relation to the CoreStreet acquisition (ii) $0.8 million used in operating activities, net, and (iii) cash received from the sale of long-term investments in ARS for the amount of $5.5 million. The $3.1 million reduction in long-term investments was result of the sale of ARS. See Note 4 - Investments, for further details.

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

The following table summarizes cash inflows / outflows by category (dollars in thousands):

	Three Months Ended December 31,
	2009	2008	Increase (Decrease)
Net cash provided by (used in) operating activities	$(758)	$297	$(1,055)
Net cash provided by (used in) investing activities	(6,610)	1,642	(8,252)
Net cash provided by financing activities	—	—	—

Operating Activities

Cash used in operating activities was $0.8 million for the three months ended December 31, 2009, compared to cash provided by operating activities of $0.3 million for the three months ended December 31, 2009. The $1.1 million change in cash provided by (used in) operating activities was driven by (i) a $0.6 million increase in working capital for the three months ended December 31, 2009, compared to the three months ended December 31, 2008; and (ii) a $0.5 million decrease in the net loss adjusted for non-cash gains, losses and charges in the income statement for the three months ended December 31, 2009 compared to December 31, 2008.

Investing Activities

Cash used in investing activities was $6.6 million for the three months ended December 31, 2009, compared to cash provided by investing activities of $1.6 million for the three months ended December 31, 2008. The $8.3 million change in cash provided by (used in) investing activities was driven by the $12.1 million in cash used for the acquisition of CoreStreet, net of cash acquired, during the three months ended December 31, 2009 offset by (i) a $2.4 million increase in the proceeds from the sale of short-term and long-term investments during the three months ended December 31, 2009 compared to the three months ended December 31, 2008, and (ii) a $1.4 million long-term deposit classified as restricted cash made during the three months ended December 31, 2008.

ACCOUNTS RECEIVABLE, NET

The following table summarizes our accounts receivable, net (in thousands):

	December 31,	September 30,
	2009	2009	Increase (Decrease)
Accounts receivable, net	$11,064	$13,983	$(2,919)

Accounts receivable, net, decreased $2.9 million or 21% during the three months ended December 31, 2009. The decrease was driven by the $2.0 million of payment of an invoice for a large renewal contract that was outstanding at September 30, 2009 and decreased customer billings offset by $0.8 million in accounts receivable acquired as part of the CoreStreet acquisition.

DEFERRED REVENUE, NET

The following table summarizes our deferred revenue (in thousands):

	December 31, 2009	September 30, 2009	Increase (Decrease)
Service	$10,411	$10,510	$(99)
Product	1,939	3,304	(1365)
Total	$12,350	$13,814	$(1,464)
Reported as:
Current	$10,683	$12,574	$(1,891)
Noncurrent	1,667	1,240	427
Total	$12,350	$13,814	$(1,464)

Deferred revenue, net decreased $1.5 million during the three months ended December 31, 2009. The decrease was driven by (i) $1.0 million more in maintenance revenue recognized than in maintenance renewals received due to the timing of when some large annual maintenance contracts are renewed; (ii) $0.6 million in revenue recognized for our Single Sign-On product with Novell resulting from a prior change in our licensing agreement with Novell; (iii) $0.6 million in revenue recognized from a value added reseller that was deferred at September 30, 2009 due to the terms of the contract; offset by $0.5 million of deferred revenue acquired through the CoreStreet acquisition and $0.2 million of other product deferrals.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases (2)	$6,426	$3,174	$3,252	$—	$—

(1)       represents remaining nine months of the 2010 fiscal year.

(2)       Operating leases include amounts related to non-cancelable operating leases that are included in the charge for restructuring expenses exclusive of expected sublease income of approximately $0.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

ASC 820 10 5-1 was previously issued in September 2006 by the FASB under the title SFAS No. 157, Fair Value Measurements. ASC 820 10 5-1 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We adopted ASC 820 10 5-1 (SFAS No. 157) on October 1, 2008, for financial assets and liabilities. We have adopted ASC 820 10 5-1 (SFAS No. 157) for non-financial assets and liabilities on October 1, 2009, in accordance with FASB ASC 820 10 65-1 (FSP No. 157-2). The adoption of ASC 820 10 5 did not have a material effect on our consolidated financial statements.

ASC 805 10 10 was previously issued in December 2007 by the FASB under the title SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 10 10 (SFAS No. 141(R)) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted this standard on October 1, 2009. We recorded an acquisition during the three-months ended December 31, 2009, in accordance with this standard. The adoption of this standard did not have a material effect on our consolidated financial statements other than the aforementioned acquisition.

ASC 810 10 65-1 was previously issued in December 2007 by the FASB under the title SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810 10 65-1 (SFAS No. 160) revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC 810 10 65-1 (SFAS No. 160) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted this standard on October 1, 2009 and it did not have a material impact on our consolidated financial results.

ASC 815 10 65 was previously issued in March 2008 by the FASB under the title SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. ASC 815 10 65 (SFAS No. 161) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We evaluated the impact of the provisions of ASC 815 10 65 (SFAS No. 161) and adopted this standard on October 1, 2009. The adoption of ASC 815 10 65 did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.” These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company is evaluating the impact of applying this pronouncement to our financial statements, and intends to implement the pronouncement on October 1, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The above discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X.  We believe there are several accounting policies that are critical to understanding the consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates.  We have reviewed the critical accounting policies and their application in the preparation of the financial statements and related disclosures with the Audit Committee of the Board of Directors. The critical accounting policies and estimates are described below. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.  The following information should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2009 filed on December 14, 2009 and amendment number one to Form 10-K filed on January 28, 2010.

Revenue Recognition

We recognize revenue in accordance with GAAP, as set forth in:

•                  ASC 985-605 (formerly known as and comprised of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,

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

•                  SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and

•                  Technical Practice Aid (TPA) interpretations of ASC 985-605 (SOP 97-2) issued by the AICPA (TPAs 5100.38 - 5100.76).

The application of the appropriate accounting principles to revenue is dependent upon the specific transaction and whether the sale includes hardware products, software products, post contract customer support (“PCS”), other professional services, or a combination of some or all of these products and/or services.

Subject to the additional conditions described below, the Company does not recognize revenue until: (1) persuasive evidence of an arrangement exists; (2) the fee is fixed or determinable; (3) delivery has occurred; and (4) collection of the corresponding receivable is reasonably assured.

For multiple element arrangements that contain one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with ASC 605-25 when the following criteria are met:

•                  The delivered item has stand alone value;

•                  There is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor specific objective evidence (“VSOE”) of fair value or third party evidence; and

•                  If the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

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

For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with ASC 605-35. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as a component of software revenue on the statement of operations as the related project revenue, including both the license and service components, are less than 10% of total net revenue. Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue. Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets. At December 31, 2009 and at September 30, 2009, the balance of unbilled work-in-process was $1.3 million and $0.9 million, respectively.

We had one ongoing reseller arrangement under which we received a fixed percentage of license and service revenue earned by the reseller. For this arrangement, we have no control over the pricing established by the reseller, including what is charged for service renewals. Since we cannot determine if sufficient amounts of PCS renewals are priced at consistent percentages of license fees, we are unable to establish VSOE for service renewals in this arrangement. Accordingly, for the bundled sales of license and service, the Company recognizes revenue on a straight-line basis over the term of the service period. For statement of operations presentation purposes only, we allocate revenue for this arrangement between software and PCS in a ratio consistent with our standard end-user pricing model. For the three months ended December 31, 2009, the revenue recognized under this modified arrangement was $1.6 million or 30% of the total software revenue for the period compared to $0.8 million or 14% of total software revenue and $1.0 million or 16% of total service revenue for the three months ended December 31, 2008.

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

Loss Contingencies

We record loss contingencies in accordance with ASC 450 10 5-1(SFAS No. 5, Accounting for Contingencies). ASC 450 10 5 establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to profit and loss and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (“reserves for general contingencies”) are not permitted.

Restricted Cash

Under the terms of a software development contract with a customer, we provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At December 31, 2009, restricted cash, classified as non-current, included $1.8 million of financial guarantees secured by a term deposit.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company is exposed to currency exchange fluctuations as it sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. dollars, euros, Australian dollars and British pounds.  A natural hedge exists in some local currencies, to a limited extent, as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies amounted to a gain of $0.1 million in the three months ended December 31, 2009, and a loss of $2.3 million in the three months ended December 31, 2008, as recorded in the condensed consolidated statement of operations and comprehensive loss.

During the three months ended December 31, 2009, approximately 65% of total sales were invoiced in U.S. dollars.  Although the Company purchases many components in U.S. dollars, approximately 37% of its expenses are denominated in other currencies, primarily in Euros and British pounds.  Because more revenue is U.S. dollar-denominated than expenses, a decline in the value of the U.S. dollar could adversely affect operating results.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents, and investment holdings. The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time these investments are made and may differ from the rates secured in the past.

At December 31, 2009, the Company held $68.3 million of cash and cash equivalents, $3.1 million in short-term investments, $1.8 million in long-term restricted cash, and $8.6 million in long-term investments for a total of $81.8 million.  Cash and cash equivalents consist primarily of cash, money-market funds, and U.S. Treasuries.  Short-term investments are primarily comprised of auction rate securities (ARS) associated with Closed-end Mutual Funds.  Long-term restricted cash consists of term deposits.  Long-term investments consist of ARS, associated with Collateralized Debt Obligations (CDO), Derivative Product Companies, and Student Loans.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and accounts receivable. The Company maintains cash, cash equivalents, and restricted cash with high credit quality financial institutions and investments consist of U.S. government and government agency securities, term deposits, and ARS.

See Note 4 – Investments, in Part 1 – Item 1, Consolidated Financial Statements and Liquidity and Capital Resources for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain ARS that we hold as of December 31, 2009.  The Company believes it has made reasonable judgments in its valuation of investments. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of the securities that make up the investment portfolio.

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

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the Company’s CEO and CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of the Company’s internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company’s annual controls evaluation.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, “Intercede”). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede’s counterclaims and to strike certain of Intercede’s defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede’s counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company’s motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. The Company believes that it has meritorious defenses to Intercede’s counterclaims. No amounts related to the Intercede litigation have been recorded in the Company’s financial statements other than legal fees as part of normal expenses for fiscal 2009 and for the three months ended December 31, 2009.

ITEM 1A:  RISK FACTORS

Risk factors as discussed in Part I - Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, have not materially changed.  The risks discussed in the Annual Report on Form 10-K could materially affect the Company’s business, financial condition and future results.

In addition to the risks discussed in the Annual Report on Form 10-K, the Company also faces the following risks associated with its acquisition of CoreStreet.

Risks Related to the CoreStreet Acquisition

We may not realize the benefits that we anticipate from the CoreStreet Acquisition within the time periods that we expect, or at all, if we are unsuccessful in integrating the companies.

As part of our business strategy, we seek to acquire companies, technologies and product lines to complement our internally developed products. For example, in December 2009, we acquired CoreStreet, Ltd., a privately held company headquartered in Boston. It is possible that the contemplated benefits of this acquisition or any future acquisitions may not materialize within the time periods or to the extent anticipated.  Critical to the success of this acquisition strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization.

Some of the specific risks associated with the integration of CoreStreet include:

•                  We may not integrate CoreStreet’s technologies, products, personnel and operations effectively;

•                  Management’s attention may be diverted from our day to day operations, especially given that management will be overseeing a geographically remote business, resulting in disruption of our ongoing business;

•                  We may not adopt an appropriate business model for the integrated businesses;

•                  We may have trouble integrating our sales channels and training our sales force for new product offerings;

•                  Differences in existing internal controls over financial reporting may result in weaknesses that will require remediation when the systems are combined;

•                  While aligning the business cultures of the two companies, we may encounter difficulties maintaining employee morale and retaining key employees;

•                  Employees may experience uncertainty about their future with us, which could adversely affect our ability to retain key management, sales, technical and marketing personnel.

The CoreStreet Acquisition may have an adverse effect on our revenue and profitability.

Our revenue and profitability may be adversely effected in the future by the CoreStreet Acquisition if:

•                  We apply overly optimistic valuation assumptions and models for the acquired business, and we do not realize anticipated cost synergies and revenue as quickly as we expect, or at all;

•                  We incur higher than anticipated costs for the support and development of the acquired products;

•                  Customer demand for CoreStreet’s products does not meet our expectations; or

•                  We have insufficient revenue to offset the increased expenses associated with the CoreStreet Acquisition.

The market price of our shares may decline as a result of the CoreStreet Acquisition.

A number of factors could cause the market price of our shares to decline as a result of the CoreStreet Acquisition, including, if:

•                  Our integration effort is not completed in a timely and efficient manner;

•                  Our assumptions about the business model and operations of CoreStreet were incorrect, or its role in our business does not develop as we planned;

•                  The effect of the CoreStreet Acquisition on our financial results is not consistent with the expectations of financial or industry analysts; or

•                  Shareholders that hold relatively large interests in our company decided to dispose of their shares because the results of the CoreStreet Acquisition are not consistent with their expectations.

The risks described above and in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known or that are currently deemed to be insignificant also may materially and adversely affect the Company’s business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2009, the Company issued  (i) approximately 2.2 million shares of the Company’s common stock (the “Shares”) (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (ii) warrants for 1.0 million shares of the Company’s common stock with per share exercise price of $4.25 expiring December 31, 2011 (the “2011 Warrants”) and (iii) warrants for 1.0 million shares of the Company’s common stock with per share exercise price $5.00 expiring December 31, 2012 (the “2012 Warrants” and, together with the 2011 Warrants, the “Warrants”).  The Shares and Warrants shall be collectively referred to herein as the “Securities.”

The Securities were all issued in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company is relying on the exemptions provided by Regulation D promulgated under the Securities Act in connection with such issuances based on the representations made by the recipients of the Securities as to their status as accredited investors.

The Securities and the underlying shares of common stock issuable upon conversion of the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

10.3	Facility Lease dated June 30, 2009—Suresnes, France

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 9th day of February 2010.

ActivIdentity Corporation

By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer