Form 10-Q
period 2010-03-31
ACTIVIDENTITY CORP
filed 2010-05-10
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months  (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2010 was 48,082,422.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$65,588	$75,624
Marketable securities	12,873	3,100
Accounts receivable, net	14,540	13,983
Inventory	698	701
Prepaid and other current assets	1,632	556
Total current assets	95,331	93,964
Restricted cash	1,839	1,746
Investments	—	11,752
Property and equipment, net	2,041	2,353
Intangible assets, net	10,223	1,842
Goodwill	9,416	—
Other long-term assets	727	2,920
Total assets	$119,577	$114,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,178	$1,853
Accrued compensation and related benefits	5,022	5,507
Accrued and other current liabilities	3,359	4,135
Current portion of deferred revenue	11,481	12,574
Total current liabilities	22,040	24,069
Other long-term liabilities	3,783	2,261
Total liabilities	25,823	26,330

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 48,082,422 and 45,866,110 issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	46	46
Additional paid-in capital	436,380	429,105
Accumulated deficit	(332,911)	(328,599)
Accumulated other comprehensive loss	(10,068)	(12,616)
Total ActivIdentity stockholder’s equity	93,447	87,936
Non-controlling interest	307	311
Total stockholders’ equity	93,754	88,247
Total liabilities and stockholders’ equity	$119,577	$114,577

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Software	$6,055	$6,207	$11,184	$11,517
Hardware	2,593	4,148	6,701	8,951
Service	5,586	5,775	11,011	11,963
Total revenue	14,234	16,130	28,896	32,431

Cost of revenue:
Software	394	1,142	846	2,181
Hardware	1,352	2,138	3,474	4,559
Service	2,160	1,891	4,209	3,983
Amortization of developed technology and patents	263	593	446	1,186
Total cost of revenue	4,169	5,764	8,975	11,909
Gross profit	10,065	10,366	19,921	20,522

Operating expenses:
Sales and marketing	4,401	5,294	8,834	10,304
Research and development	4,105	3,505	8,184	8,292
General and administration	4,615	3,204	8,778	6,631
Restructuring expense (net of recoveries)	(356)	—	(356)	—
Amortization of other intangible assets	311	41	363	82
Total operating expenses	13,076	12,044	25,803	25,309
Loss from operations	(3,011)	(1,678)	(5,882)	(4,787)
Other income (expense), net	(962)	(475)	1,712	(1,981)
Loss before income tax and non-controlling interest	(3,973)	(2,153)	(4,170)	(6,768)
Income tax expense	47	624	149	653
Net loss	(4,020)	(2,777)	(4,319)	(7,421)
Less: net loss attributable to non-controlling interest	7	5	8	104
Net loss attributable to ActivIdentity stockholders	$(4,013)	$(2,772)	$(4,311)	$(7,317)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.09)	$(0.16)
Shares used to compute basic and diluted net loss per share	47,639	45,798	46,743	45,792

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,311)	$(7,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investments	(2,382)	—
Stock-based compensation expense	1,953	1,631
Unrealized foreign exchange gain	716	2,831
Depreciation and amortization of fixed assets	550	691
Impairment of marketable securities	507	—
Amortization of developed technology and patents	446	1,186
Amortization of other intangible assets	363	82
Non-controlling interest in ActivIdentity Europe S.A.	(8)	(104)
Loss on disposal of property and equipment	—	59
Changes in assets and liabilities, net of assets acquired and liabilities assumed in a business combination:
Accounts receivable	(165)	(1,472)
Inventories	(115)	611
Prepaid and other current assets	1,061	(2,453)
Accounts payable	206	(140)
Accrued compensation and related benefits	(557)	292
Accrued and other liabilities	(1,395)	637
Deferred revenue	607	2,663
Long-term income taxes receivable	—	2,693
Net cash provided by (used in) operating activities	(2,524)	1,890

Cash flows from investing activities:
Acquisition, net of cash acquired	(12,751)	—
Proceeds from sales of investments	5,586	—
Purchases of property and equipment	(272)	(108)
Other long-term assets	80	(1)
Proceeds from sales and maturities of marketable securities	—	6,125
Restricted cash	—	(1,340)
Net cash provided by (used in) investing activities	(7,357)	4,676

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(155)	(254)
Net increase (decrease) in cash and cash equivalents	(10,036)	6,312
Cash and cash equivalents, beginning of period	75,624	70,173
Cash and cash equivalents, end of period	$65,588	$76,485

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivIdentity Corporation (the “Company”, “we”, or “us”) and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe and the United States.

The unaudited interim condensed consolidated balance sheet as of March 31, 2010, and statements of operations for the three and six months ended March 31, 2010 and 2009 and cash flows for the six months ended March 31, 2010 and 2009, have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as amended.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for any subsequent interim period or for the entire fiscal year ending September 30, 2010.

The Company operates on a fiscal year ending September 30. For convenience in this quarterly report, the Company refers to the fiscal year ended September 30, 2009 as fiscal 2009 and fiscal year ending September 30, 2010 as fiscal 2010.

There have been no significant changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report on Form 10-K for fiscal 2009.

On December 14, 2009, the Company completed the acquisition of CoreStreet, Ltd., a Delaware corporation (“CoreStreet”), through the merger of a wholly owned, indirect subsidiary of the Company with and into CoreStreet.  CoreStreet was a privately held company that provides Public Key Infrastructure (“PKI”) certification technology, distributed identity credential validation systems, and physical access control products.  Details of the consideration provided for the acquisition are set forth in Note 6 below.  The financial statements set forth in this Form 10-Q, specifically the statement of operations and statement of cash flows for the six months ended March 31, 2010, reflect the operations of CoreStreet from December 14, 2009 to March 31, 2010.

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the financial statements have been evaluated for subsequent events through the date the financial statements are issued. During this period the Company did not have any material recognizable or non-recognizable subsequent events.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the fair value of investments, the provision for doubtful accounts, obsolete and excess inventories, depreciation and amortization, valuation of intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation, and contingencies.

3. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13 (ASU 2009-13), “Revenue Arrangements with Multiple Deliverables” and Accounting Standard Update No. 2009-14 (ASU 2009-14), “Certain Revenue Arrangements That Include Software.” These ASUs revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company is evaluating the impact of applying this pronouncement to its consolidated financial statements, and intends to implement the pronouncement on October 1, 2010.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06 (ASU 2010-06), “Improving Disclosures about Fair Value Measurements” to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has implemented provisions of this update related to disclosure of valuation techniques in the second quarter of fiscal 2010 and noted no significant impact in its condensed consolidated financial statements. The Company intends to implement provisions related to additional disclosures in the Level 3 roll forward in the first fiscal quarter of 2012 and does not expect a significant impact on its consolidated financial statements.

4. Fair Value Hierarchy

The Company performs fair value measurements in accordance with Accounting Standards Codification Topic No. 820 “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

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

Most of the Company’s financial instruments are classified within Level 1 of the fair value hierarchy and measured using market approach. These instruments are valued using quoted market prices, or broker or dealer quotations. The types of instruments valued based on quoted market prices in active markets include cash, term deposits, money market funds, and U.S. Treasury securities which are classified within Level 1 of the fair value hierarchy.

Financial instruments valued based on quoted prices in markets that are not active include the auction rate securities (ARS) that the Company sold in April 2010. Refer to Note 19 of notes to condensed consolidated financial statements for details about the subsequent sale of these ARS. These instruments are classified within Level 2 of the fair value hierarchy at March 31, 2010. These instruments are valued using the quoted price in the inactive market which equates to the actual sale price of these securities.

Financial instruments valued based on unobservable inputs include some ARS held by the Company.  These instruments are classified within Level 3 of the fair value hierarchy and measured using income approach. The Company estimates the fair value of these ARS using a discounted cash flow model incorporating assumptions regarding expected cash flows, liquidity risk, default risk, recovery risk, and interest rate risk.

Financial assets measured at fair value on a recurring basis as of March 31, 2010, as presented on the Company’s condensed consolidated balance sheet, were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Current assets:
Cash and cash equivalents:
Cash	$6,541	$—	$—	$6,541
Money market funds / U.S. Treasuries	59,047	—	—	59,047
Total cash and cash equivalents	65,588	—	—	65,588

Marketable securities:
Auction rate securities	—	8,312	4,561	12,873
Total marketable securities	—	8,312	4,561	12,873

Non-current assets:
Restricted cash:
Term deposits	1,839	—	—	1,839
Total restricted cash	1,839	—	—	1,839

Total financial assets under ASC 820	$67,427	$8,312	$4,561	$80,300

Financial assets measured at fair value on a recurring basis as of September 30, 2009, as presented on the Company’s condensed consolidated balance sheet, were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Current assets:
Cash and cash equivalents:
Cash	$9,712	$—	$—	$9,712
Money market funds / U.S. Treasuries	65,912	—	—	65,912
Total cash and cash equivalents	75,624	—	—	75,624

Marketable securities:
Auction rate securities	—	—	3,100	3,100
Total marketable securities	—	—	3,100	3,100

Non-current assets:
Restricted cash:
Term deposits	1,746	—	—	1,746
Total restricted cash	1,746	—	—	1,746

Investments:
Auction rate securities	—	—	11,752	11,752
Total investments	—	—	11,752	11,752

Total financial assets under ASC 820	$77,370	$—	$14,852	$92,222

Changes in the Company’s Level 3 securities for the three months ended March 31, 2010 were as follows (in thousands):

Amount
Aggregate estimated fair value of Level 3 securities at December 31, 2009	$11,742
Total realized and unrealized gain (loss):
Included in earnings*	(501)
Included in other comprehensive loss	1,732
Settlements	(100)
Transfers out of Level 3	(8,312)
Aggregate estimated fair value of Level 3 securities at March 31, 2010	$4,561

Changes in the Company’s Level 3 securities for the six months ended March 31, 2010 were as follows (in thousands):

Amount
Aggregate estimated fair value of Level 3 securities at September 30, 2009	$14,852
Total realized and unrealized gain (loss):
Included in earnings*	1,875
Included in other comprehensive loss	1,732
Settlements	(5,586)
Transfers out of Level 3	(8,312)
Aggregate estimated fair value of Level 3 securities at March 31, 2010	$4,561

* Realized gains (losses) and other than temporary impairment charges are included in the line item “Other income (expense), net” in the condensed consolidated statements of operations.

There was a transfer of some of the Company’s ARS from Level 3 to Level 2 of the fair value hierarchy during the three and six months ended March 31, 2010. As of March 31, 2010, these instruments are classified within Level 2 of the fair value hierarchy due to the availability of quoted prices in the inactive markets for these securities. Refer to Note 19 of notes to condensed consolidated financial statements for details about the subsequent sale of these ARS. These instruments are valued using the quoted price in the inactive market which equates to the actual sale price of these securities.

5. Marketable Securities and Investments

Marketable Securities: The Company held $12.9 million of ARS classified as marketable securities at March 31, 2010. These securities include interests in Collateralized Debt Obligations (CDO), closed-end mutual funds and a student loan agency. The Company has classified these securities as short-term and intends to sell these ARS within the next twelve month period. The original value of these securities was $27.5 million.

During the three and six months ended March 31, 2010, the Company recorded an other-than-temporary impairment charge of $0.5 million in other income (expense), net in the condensed consolidated statements of operations for securities previously held at par. In addition, while marking to market marketable securities at March 31, 2010, the Company recorded other comprehensive income of $1.7 million during the three and six months ended March 31, 2010. Refer to Note 19 of notes to the condensed consolidated financial statements regarding the sale of certain marketable securities after March 31, 2010.

During the six months ended March 31, 2010, the Company sold ARS with a carrying value of $3.1 million for proceeds of $5.5 million resulting in a gain of $2.4 million reported as other income in the condensed consolidated statements of operations. These investments were originally purchased at par for $8.5 million. During the six months ended March 31, 2010, ARS of $0.1 million were redeemed for full par value.

Investments (Long-term): The Company does not have any investments classified as long-term at March 31, 2010 as the Company has classified the entire portfolio of ARS as marketable securities. The Company held $11.8 million in certain ARS classified as investments at September 30, 2009. Contractual maturity for these investments ranges from 2025 to 2052.

The Company believes it has made reasonable judgments in its valuation of marketable securities. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of the marketable securities

6. Business Combinations

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid, value of common stock issued and warrants for common stock as measured on the acquisition date, less any cash acquired. The common stock and warrants were issued in a private placement.

On December 14, 2009, the company completed the acquisition of CoreStreet for consideration of $18.5 million, net of cash acquired.  Consideration consisted of (i) $12.1 million in cash, net of cash acquired, (ii) 2.2 million shares of the Company’s common stock (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (iii) warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $4.25 expiring December 31, 2011 with a fair value of $0.4 million, and (iv) warrants for 1.0 million shares of the Company’s common stock with a per share exercise price $5.00 expiring December 31, 2012 with a fair value of $0.4 million.  CoreStreet is a provider of Public Key Infrastructure (PKI) certification technology, distributed identity credential validation systems, and physical access control products. Their products are used primarily by Federal and State agencies in the United States.

The following table represents the purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on December 14, 2009 (in thousands):

Purchase Price
Allocation
Cash	$1,770
Current assets	965
Intangibles:
Customer relationships	6,620
Developed technology	2,530
Trade name	40
Non-current assets	16
Goodwill	9,416
Less liabilities assumed	(1,062)
Total purchase price	$20,295

The purchase price was allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $9.4 million of goodwill was assigned to the Company’s single reporting unit and is not expected to be deductible for tax purposes. The acquisition is complementary to and we anticipate that it will strengthen our strong authentication and credential management product portfolio. The intangible assets are amortized on a straight line basis over their estimated useful life. Customer relationships represent the fair values of the underlying relationships and agreements with CoreStreet’s customers. Developed technology represents the fair values of CoreStreet products that have reached technological feasibility and are a part of CoreStreet’s product lines. Trade name represents the fair value of brand and name recognition associated with the marketing of CoreStreet’s products and services.

The results of the CoreStreet acquisition are included in the accompanying condensed consolidated financial statements from the date of the acquisition on December 14, 2009.

Summary of the purchase price consideration (in thousands):

	Purchase Price
	Consideration
Cash paid	$14,521
Cash payments owed	22	(1)
Potential cash value for stock and warrants	430	(2)
Warrants for common stock	665	(3)
Common stock	4,657	(4)
Total purchase price	$20,295

(1) Cash payments owed and recorded in “Accrued and other current liabilities” at March 31, 2010.

(2) Potential cash value of common stock and warrants for common stock to former CoreStreet stockholders who indicate that they are not accredited investors.

(3) Fair value of warrants issued to former CoreStreet stockholders who are accredited investors.

(4) Fair value of common stock issued to CoreStreet stockholders who are accredited investors. Common stock was valued at the closing price on the date of acquisition, December 14, 2009.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of ActivIdentity and CoreStreet, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2009. ActivIdentity’s results of operations for the three and six months ended March 31, 2010 include the results of CoreStreet since December 14, 2009, the date of acquisition. The unaudited pro forma financial information for the three and six months ended March 31, 2010 combines the results for ActivIdentity for the three and six months ended March 31, 2010, including CoreStreet subsequent to December 14, 2009 and the historical results for CoreStreet from October 1, 2009 to December 14, 2009. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009 (in thousands, except for per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Total revenue	$14,234	$17,439	$29,957	$35,628
Net loss attributable to ActivIdentity stockholders	(4,013)	(3,301)	(4,847)	(7,836)
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.10)	$(0.16)

7.  Equity Compensation

Warrants

Warrant issued to service provider:  In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. These warrants remain outstanding as of March 31, 2010.

Warrants issued in connection with the CoreStreet acquisition: In December 2009, the Company issued warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $4.25, expiring December 31, 2011 and valued at $0.4 million, and warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $5.00, expiring December 31, 2012 and valued at $0.4 million in connection with the CoreStreet acquisition. These warrants were fully vested upon issuance and remain outstanding as of March 31, 2010.

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. These plans are described fully in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. As of March 31, 2010, the Company continues to grant stock options under the 2004 Equity Incentive Plan (2004 Plan). As of March 31, 2010, the Company had 1.5 million shares available for future grants under the Company’s 2004 Plan.

Stock option activity for the six months ended March 31, 2010 is as follows:

	Number of	Weighted Average	Aggregate Intrinsic
	Stock Options	Exercise Price	Value (in thousands)
Outstanding at September 30, 2009	10,036,770	$3.51	$1,977
Granted	1,957,500	2.34
Exercised	—	—
Cancelled/Expired/Forfeited	(422,663)	4.20
Outstanding at March 31, 2010	11,571,607	3.28	4,546

Exercisable at March 31, 2010	5,080,954	$4.38	$1,030

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Term (in Years)	Exercise Price	Number	Exercise Price
$1.45 - $3.00	7,910,939	5.66	$2.27	1,782,584	$2.26
$3.01 - $5.00	2,051,010	4.28	4.17	1,760,370	4.13
$5.01 - $7.00	705,158	4.17	6.18	683,500	6.21
$7.00 - $9.99	904,500	3.23	7.93	854,500	7.87
$1.45 - $9.99	11,571,607	5.14	$3.28	5,080,954	$4.38

Restricted Stock and Restricted Stock Units

The Company periodically grants awards of restricted stock which are issued but subject to vesting requirements, and restricted stock units which result in the issuance of shares without an exercise price only upon the satisfaction of vesting requirements. Vesting may be time-based, performance-based or a combination of the two.

Activity for the Company’s restricted stock and restricted stock units during the six months ended March 31, 2010 was as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at September 30, 2009	116,256	$2.11
Granted	140,000	2.76
Vested	(57,501)	2.39
Cancelled	—	—
Unvested at March 31, 2010	198,755	$2.49

Stock Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended March 31, 2010 and 2009 related to employee stock options, warrants, restricted stock and restricted stock units included in condensed consolidated statements of operations in accordance with Accounting Standards Codification Topic No. 718 “Compensation - Stock Compensation” (ASC 718) (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of revenue—hardware	$6	$5	$12	$11
Cost of revenue—service	41	33	75	83
Stock-based compensation expense included in cost of sales	47	38	87	94

Research and development	220	176	419	456
Sales and marketing	116	164	243	317
General and administrative	732	362	1,204	764
Stock-based compensation expense included in operating expenses	1,068	702	1,866	1,537

Total stock-based compensation expense	$1,115	$740	$1,953	$1,631

The Company bases its weighted-average fair value of stock-based compensation to employees generally on the single option valuation approach. The Company amortizes the estimated fair value of stock-based compensation time-based awards using graded vesting schedule over the requisite service period of the awards.  The following table summarizes weighted average fair value and weighted average assumptions of stock-based awards granted during the three and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Weighted average fair value	$1.06	$0.94	$0.92	$0.70
Risk-free interest rate	1.90%	1.5% - 1.8%	2.3%	1.5% - 2.8%
Dividend yield	0%	0%	0%	0%
Estimated life in years	4.3	4.8 – 6.1	4.3	4.8 – 6.1
Volatility	54%	50%	45%	44%
Forfeiture rate	29%	18%	33%	31%

As of March 31, 2010, total unrecognized compensation costs related to non-vested stock options and restricted stock units was $3.4 million, which will be recognized as an expense over a weighted average vesting period of approximately 2 years.

8. Stock Repurchase Program; Treasury Shares

On February 18, 2010, the Company announced that its Board of Directors has approved a stock repurchase program, pursuant to which the Company may repurchase up to $10 million or approximately 8% of its outstanding shares of common stock in the open market from time to time over the next twelve months. All share repurchases subject to this program will be retired upon purchase completion. The Company’s Board of Directors has also authorized that purchases may be made under Rule 10b5-1 of the Securities Exchange Act of 1934. A Rule 10b5-1 plan allows ActivIdentity to repurchase its shares during periods when the Company would normally not be active in the market due to its own internal trading blackout periods. During the three and six months ended March 31, 2010, no repurchases of the Company’s common stock were made and the entire amount remains authorized for repurchase under the repurchase program.

9. Accounts Receivable and Customer Concentration

Accounts receivable from significant customers in excess of 10% of total account receivable as of March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31,		September 30,
	2010		2009
Customer A	31%		*
Customer B		*	20%
Customer C		*	10%

* Customer accounted for less than 10% of the accounts receivable.

Management believes that the receivable balances from these large customers are collectible based on the assessment of their creditworthiness, account aging and past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009		2010		2009
Customer A	15%		*		*		*
Customer D	11%		*	11%			*
Customer E	*	16%			*		*

* Customer accounted for less than 10% of revenue.

10. Balance Sheet Components

Accounts receivable, net consists of the following (in thousands):

	March 31,	September 30,
	2010	2009
Accounts receivable	$14,708	$14,244
Less allowance for doubtful accounts	(168)	(261)
Accounts receivable, net	$14,540	$13,983

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2010	2009
Components	$134	$280
Finished goods	564	421
Total inventory	$698	$701

Other long term liabilities consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
Deferred revenue, net of current portion	$2,907	$1,240
Accrued restructuring liability, net of current portion	—	325
Long-term deferred rent	281	114
Other long-term liabilities	595	582
Total long-term liabilities	$3,783	$2,261

11. Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
Gross Carrying Amount:
Developed technology	$17,823	$15,294
Customer relationships	8,648	2,028
Patents	3,999	3,999
Trade name	40	—
Intangible assets at cost	30,510	21,321

Accumulated Amortization:
Developed technology	(15,406)	(15,294)
Customer relationships	(2,379)	(2,028)
Patents	(2,490)	(2,157)
Trade name	(12)	—
Total accumulated amortization	(20,287)	(19,479)

Intangible assets, net	$10,223	$1,842

Developed technology, customer relationships, patents and trade names are being amortized on a straight-line basis over their weighted average estimated economic or useful lives of 7 years, 10 years, 6 years and 1 year, respectively. The amortization expense for intangible assets was $0.6 million and $0.8 million for the three and six months ended March 31, 2010, respectively, as compared to $0.6 million and $1.3 million for the three and six months ended March 31, 2009, respectively. The intangible assets are reviewed for impairment in accordance with guidance given in Accounting Standards Codification Topic No. 360 “Property, plant and equipment” (ASC 360) whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Based on a review of events and circumstances at March 31, 2010, no indicators of impairment were identified. In assessing the recoverability of intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the intangible assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case the Company may be required to record impairment charges for these assets. The Company will continue to evaluate the realizability of its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Based on intangible assets recorded at March 31, 2010, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense of intangible assets, in the next five fiscal years, is as follows (in thousands):

Fiscal years ending September 30,	Total
2010 (6 months remaining)	$1,148
2011	2,169
2012	1,883
2013	1,254
2014	994
2015	873
Thereafter	1,902
$10,223

12. Goodwill

Goodwill of $9.4 million as of March 31, 2010, relates entirely to the Company’s acquisition of Corestreet in December 2009. The Company has accounted for goodwill in accordance with Accounting Standards Codification Topic No. 350 “Intangibles-Goodwill and Other” (ASC 350). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis or earlier if there are indicators of impairment. The first annual impairment analysis will be performed during the Company’s fourth fiscal quarter ended September 30, 2010.

13. Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized gain on the Company’s available for sale securities and foreign currency translation gain. Comprehensive loss for the three and six months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Comprehensive loss:
Net Loss	$(4,013)	$(2,772)	$(4,311)	$(7,317)
Unrealized gain on marketable securities, net	1,728	—	1,728	152
Foreign currency translation gain	828	819	820	2,764
Total comprehensive loss	$(1,457)	$(1,953)	$(1,763)	$(4,401)

14. Other Income (expense)

Other income (expense) for the three and six months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Other income (expense):
Interest income	$180	$370	$381	$1,180
Other non-operating income (expense), net	(1,142)	(845)	1,331	(3,161)
Total other income (expense), net	$(962)	$(475)	$1,712	$(1,981)

15.  Income Taxes

Income taxes are accounted for under the liability method in accordance with Accounting Standard Codification Topic No. 740 “Income Taxes” (ASC 740). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

As of March 31, 2010, the Company continues to provide a full valuation allowance for substantially all of its net deferred tax assets since the Company does not believe that it is more likely than not that they will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deductible and taxable temporary differences.  We consider, among other available information, historical earnings, scheduled reversals of temporary differences, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment.

The Company recorded income tax expense for the three and six months ended March 31, 2010 of $102,000 and $149,000, respectively. The income tax expense is primarily related to taxes payable in foreign jurisdictions.

The Company or its subsidiaries files income tax returns in the U.S. and California, as well as various other foreign and domestic jurisdictions. The Company recently concluded an examination from the French tax authority covering the fiscal 2005, 2006, and 2007 income tax returns that resulted in no significant tax adjustments.  The Company is currently under examination in Germany for the fiscal 2005, 2006 and 2007 income tax returns.  The Company is currently not the subject of any additional income tax examinations.  In general, the earliest open year subject to examination is the year ended September 30, 2005, although depending upon jurisdiction, earlier tax years may remain open subject to limitations.

16.  Net Loss per Share

Basic loss per share was computed using the net loss and weighted average number of common shares outstanding during the period. Due to the Company’s net loss for the three and six months ended March 31, 2010 and 2009, all of our outstanding securities consisting of stock options, restricted stock units, and warrants, to purchase 14.1 million and 11.1 million potential shares of common stock as of March 31, 2010 and 2009, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive but could potentially dilute basic earnings per share in the future.

17. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms upto ten years.

Future minimum lease payments under these leases are as follows (in thousands):

		Less than			More than
	Total	1 Year (1)	1 to 3 Years	3 to 5 Years	5 years
Operating leases	$8,587	$734	$3,528	$1,254	$3,071

(1)       represents remaining six months of the 2010 fiscal year.

Operating lease obligations include management fees which cover common area maintenance charges. Office rent expense under operating leases was $0.3 million and $0.9 million, respectively, for the three and six months ended March 31, 2010 and $0.7 million and $1.4 million, respectively, for the three and six months ended March 31, 2009.

During the three months ended March 31, 2010, the Company entered into an amendment to the lease agreement for its office building in Fremont, California. The amendment extends the lease term to 10 years from the date of amendment, reduces the office space from 41,000 square feet to 29,000 square feet suspends the monthly cash portion of the rent payments for first eight months of the new term and significantly reduces the annual rent expense. The amendment also provides, that subject to a $1.2 million penalty, the Company may terminate the lease at any point after five years from the date of amendment

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, “Intercede”). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede’s counterclaims and to strike certain of Intercede’s defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede’s counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company’s motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. On March 25, 2010, the Company and Intercede entered into a patent license agreement on mutually acceptable terms. This patent license agreement settles the patent infringement case brought by ActivIdentity before the U.S. District Court of Northern California, and a related case brought by Intercede in the United Kingdom High Court. Based on this agreement, all lawsuits over the “360 patents” (ActivIdentity U.S. patent 6,575,360 and ActivIdentity patent EP [UK] 0 981 803) were promptly dismissed, bringing an end to all patent infringement litigation between the two companies. No liability related to the Intercede litigation was recorded at March 31, 2010 or September 30, 2009 other than accrual for legal fees.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at March 31, 2010 or September 30, 2009.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at March 31, 2010 or September 30, 2009.

18. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only.

Geographic revenue information, as presented below, is determined by the customers’ receiving locations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
United States	46%	45%	45%	43%
France	4%	10%	6%	10%
UK	23%	10%	18%	9%
Others	27%	35%	31%	38%
Total revenue	100%	100%	100%	100%

* Other countries individually accounted for less than 10% of the Company’s total net revenue for the periods presented.

Geographic long-lived assets information is presented below (in thousands):

	March 31,	September 30,
	2010	2009
Property and equipment, net
United States	$1,354	$1,549
France	634	782
Others	53	22
Total property and equipment, net	$2,041	$2,353

19. Subsequent Events

Sale of Auction Rate Securities

In April 2010, the Company liquidated ARS with a net book value of $6.6 million as of September 30, 2009 and original cost of $22.3 million for net proceeds of $8.3 million. The Company has marked to market these ARS to $8.3 million as at March 31, 2010 and recorded unrealized gain of $1.7 million in other comprehensive income in equity section of its balance sheet. The Company will recognize other income of $1.7 million in the third quarter as realized gain on the sale of marketable securities. These securities were classified as marketable securities at March 31, 2010 and investments at September 30, 2009. After the sale of these ARS, the company holds ARS with a carrying value of $4.6 million and original cost of $5.2 million. The remaining ARS are comprised of securities in closed-end mutual funds and a student loan agency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans, integration of acquired companies and anticipated trends. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part II Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as amended.  We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. In this discussion, “we,” “us” and “our” refer to ActivIdentity Corporation.

OVERVIEW

ActivIdentity is a global leader providing solutions to confidently establish a person’s identity and secure transactions when interacting digitally through credential management and strong authentication platform. For more than two decades the Company’s experience has been leveraged by security-minded organizations in large scale deployments such as the U.S. Department of Defense, Nissan, and Saudi Aramco. The Company’s customers have issued over 100 million credentials, securing the holder’s digital identity. ActivIdentity solutions include a fully integrated platform that enables the organizations to issue, manage and use identity devices and credentials for secure access, secure communications and legally binding digital transactions.

On December 14, 2009, the Company completed the acquisition of CoreStreet. CoreStreet is a provider of Public Key Infrastructure (PKI) certification technology, distributed identity credential validation systems, and physical access control products. Their products are used primarily by Federal and State agencies in the United States.

ActivIdentity has a robust set of five product lines which provide the blocks for securing IT infrastructures and digital transactions to defend against security threats and identity fraud. These five product lines are (1) Credential Management (2) Strong Authentication (3) Security Clients (4) Authentication Devices and (5) Physical Access Control Software.

Credential Management

ActivIdentity Credential Management family of products enable organizations to securely deploy and manage smart cards and USB tokens containing a variety of credentials, including PKI certificates, one-time passwords, static passwords, biometrics, demographic data, and virtually any other application. The ActivIdentity ActivID™ Card Management System is a reliable, proven, and extensible solution that enables organizations to securely issue and manage digital credentials on devices, as well as securely update applications and credentials on devices after they have been issued to end users. For organizations deploying large quantities of smart cards, ActivIdentity bundles three add-on modules into its Advanced Edition of the ActivIdentity ActivID Card Management System.  ActivIdentity ActivID™ Batch Management System enables communication with a service bureau for personalization and encoding of smart cards in centralized high-volume card production environments. ActivIdentity ActivID™ Inventory and Logistics System enables advanced card stock management. ActivIdentity ActivID™ Key Management System enables complete life cycle management of the cryptographic keys that protect access to the content of the authentication device keys and the hardware security modules that hold those keys.

Together with its Security Client software, Strong Authentication platform, Authentication Device and Physical Access Control offering, ActivIdentity can provide organizations with a complete “Smart Employee ID Solution” that can be leveraged for both physical and logical access control. PIVMAN server software which when combined with the PIVMAN authentication handheld device allows authorized personnel the ability to control access to any site with confidence by quickly authenticating and validating the roles and identities of individuals wishing to enter an area. The PIVMAN System provides mobile authentication and validation for situations such as first responder identification, spot check security for special events, seaports and airports, and remote facility access control.  Credential Management products include the Identity List Publisher, PIV Management Station, PIVMAN Dashboard, PIVMAN for Lenel and PIVMAN Developer Bundle.

Strong Authentication

ActivIdentity offers two distinct strong authentication platforms for organizations that are seeking to implement a cost-effective, flexible, and scalable solution. ActivIdentity 4TRESS™ AAA Server for Remote Access addresses the security risks associated with a mobile workforce accessing systems and data remotely. ActivIdentity 4TRESS™ Authentication Server offers support for many authentication methods (e.g., user name and password, knowledge-based authentication, one-time password, PKI certificates) and diverse audiences across a variety of service channels, making it the preferred versatile authentication platform for customer-facing transactions. PKI certificate validation products are deployed by public and private organizations around the world to validate the credentials of individuals as they interact with their secure IT applications, including secure logon, digitally signed email and secure forms. In doing so, users and administrators can have the highest level of trust in their secure communications and transactions. Company’s credential validation products also include the Validation Authority Server Validation Extensions, Pathbuilder and Responder Appliance.

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

Whether using ActivIdentity ActivClient™ to secure workstations with smart cards and smart USB tokens, ActivIdentity ActivClient™ for Common Access Card to do the same in the U.S. federal government, ActivIdentity SecureLogin™ Single Sign-On to provide comprehensive enterprise single sign-on and password management capabilities, or ActivIdentity™ Authentication Client to offer additional authentication, user, and management services. The Desktop Validation Client provides the means for applications to validate the status of a digital certificate when a client requests access to a secure resource or wants to execute a secure transaction.

Authentication Devices

ActivIdentity Authentication Devices range from Smart Cards, Smart Card Readers, Smart USB Tokens, OTP Tokens, DisplayCard Tokens, and Soft Tokens to Hardware Security Modules and Mobile Validation Devices. ActivIdentity Authentication Devices provide the flexibility to deploy any combination of devices to best meet an organization’s specific business needs, security requirements, and budget. The PIVMAN Client Software runs on multiple rugged handheld devices and personal computers. The PIVMAN handheld requires no connectivity and is an approved Department of Homeland Security credentialing system for emergency responders. It supports a wide range of card types and all the major U.S. government credential specifications.

Physical Access Products

Rounding out the ActivIdentity product portfolio, the Company provides technology for the convergence of IT and physical security. The Company provides developer kits to physical access control system (PACS) vendors to enable their products with Federal Information Processing Standards 201 (FIPS-201) functionality using the F5 Solution and low cost access control with Card-Connected™ technology.  This enables PACS manufacturers and their integrators to enable their products to meet government requirements for FIPS-201 compliance.  The Card-Connected Technology uses strong cryptography to extend central access control to standalone doors and mobile locks at a fraction of the cost.

SIGNIFICANT EVENTS

The following significant events occurred during the three months ended March 31, 2010:

Legal Expenses — During the three months ended March 31, 2010, the Company incurred $1.1 million in legal and related expenses in pursuit of an intellectual property infringement case. The case was settled in March 2010 upon mutual agreement of both parties involved whereby the Company issued a patent license to the other party on mutually acceptable terms. Refer to Note 17 of the notes to condensed consolidated financial statements in this Quarterly report on Form 10-Q for further details.

Amendment to the lease agreement — During the three months ended March 31, 2010, the Company entered into an amendment to the lease agreement for its office building in Fremont, California. The amendment extends the lease term to 10 years from the date of amendment, reduces the office space from 41,000 square feet to 29,000 square feet suspends the monthly cash portion of the rent payments for first eight months of the new term and significantly reduces the annual rent expense. The amendment also provides, that subject to a $1.2 million penalty, the Company may terminate the lease at any point after five years from the date of amendment

Severance expense —The Company recorded $0.4 million in severance expense, primarily through operating expenses, for the second quarter of fiscal 2010 as the Company continues to realign its business in accordance with its revised strategic initiatives.

Stock repurchase program — During the second quarter of fiscal 2010, the Company announced that its Board of Directors approved a stock repurchase program, pursuant to which the Company may repurchase up to $10 million or approximately 8% of its outstanding shares of common stock in the open market from time to time over the next twelve months. No stock was repurchased under the program during the quarter. Refer to Note 8 of the notes to condensed consolidated financial statements in this Form 10-Q for further details.

RESULTS OF OPERATIONS

REVENUE

Revenue by Product Type:

Revenue by product type for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was as follows (amounts in thousands):

	Three Months Ended March 31,		$	%
	2010	2009	Change	Change
Product Mix:
Software	$6,055	$6,207	$(152)	-2%
Hardware	2,593	4,148	(1,555)	-37%
Service	5,586	5,775	(189)	-3%
Total revenue	$14,234	$16,130	$(1,896)	-12%

Product Mix (as % of total revenue):
Software	43%	38%
Hardware	18%	26%
Service	39%	36%
	100%	100%

Revenue by product type for six months ended March 31, 2010 as compared to six months ended March 31, 2009 was as follows (amounts in thousands):

	Six Months Ended March 31,		$	%
	2010	2009	Change	Change
Product Mix:
Software	$11,184	$11,517	$(333)	-3%
Hardware	6,701	8,951	(2,250)	-25%
Service	11,011	11,963	(952)	-8%
Total revenue	$28,896	$32,431	$(3,535)	-11%

Product Mix (as % of total revenue):
Software	39%	35%
Hardware	23%	28%
Service	38%	37%
	100%	100%

Software revenue is comprised of software license revenue and professional services revenue essential to the functionality of our software. Software revenue declined slightly by $0.2 million (or 2%) and $0.3 million (or 3%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago.

Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement revenue of related software products. Hardware revenue decreased by $1.6 million (or 37%) and $2.3 million (or 25%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease was primarily driven by a decrease in our token sales in Asia Pacific and smart card and reader sales in EMEA and North America.

Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training and consulting. Service revenue decreased by $0.2 million (or 3%) and $1.0 million (or 8%) respectively during the three and six months ended March 31, 2010, compared to the same periods a year ago. The decrease in service revenue was primarily driven by a change in our licensing arrangement for our Single Sign-On product with one of our significant customers.

Revenue by Geography:

Revenue by geography for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was as follows (amounts in thousands):

	Three Months Ended March 31,		$	%
	2010	2009	Change	Change
Geographic Mix:
North America	$7,144	$7,371	$(227)	-3%
EMEA	6,599	6,999	(400)	-6%
Asia Pacific	491	1,760	(1,269)	-72%
Total revenue	$14,234	$16,130	$(1,896)	-12%

Geographic Mix (as % of total revenue):
North America	50%	46%
EMEA	47%	43%
Asia Pacific	3%	11%
	100%	100%

Revenue by geography for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 was as follows (amounts in thousands):

	Six Months Ended March 31,		$	%
	2010	2009	Change	Change
Geographic Mix:
North America	$14,291	$14,758	$(467)	-3%
EMEA	13,131	14,190	(1,059)	-7%
Asia Pacific	1,474	3,483	(2,009)	-58%
Total revenue	$28,896	$32,431	$(3,535)	-11%

Geographic Mix (as % of total revenue):
North America	50%	45%
EMEA	45%	44%
Asia Pacific	5%	11%
	100%	100%

North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient™, the ActivIdentity ActivID™ Card Management System and ActivIdentity Secure Login™ Single Sign On, to various departments of the U.S. federal government and our enterprise customers. Revenue in North America declined slightly by $0.2 million (or 3%) and $0.5 million (or 3%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago.

Europe, the Middle East and Africa (EMEA) revenue is primarily derived from deployments of our strong authentication suite of products, such as ActivIdentity 4TRESS™ AAA Server for Remote Access and ActivIdentity 4TRESS™ Authentication Server, and authentication devices to various enterprise and financial customers. Revenue is also derived from deployments of our smart card-based software products to various government and enterprise customers. Revenue in EMEA decreased $0.4 million (or 6%) and $1.1 million (or 7%), respectively, during the three and six months ended March 31, 2010, compared to the same periods a year ago. The decrease was primarily the result of decreased spending by banking customers on our products.

Asia Pacific revenue is primarily derived from deployments of our strong authentication suite of products, authentication devices, and our smart card-based software products to various government, enterprise and financial customers. Revenue in Asia Pacific decreased by $1.3 million (or 72%) and $2.0 million (or 58%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease was driven primarily by a decrease in software customization revenue as a project related to the issuance of smart card driver’s licenses nears completion and a decrease in Token sales to the Asian banking sector.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was as follows (amounts in thousands):

	Three Months Ended March 31,		$	%
	2010	2009	Change	Change
Software	$394	$1,142	$(748)	-65%
As a percentage of software revenue	7%	18%
Hardware	1,352	2,138	(786)	-37%
As a percentage of hardware revenue	52%	52%
Service	2,160	1,891	269	14%
As a percentage of service revenue	39%	33%
Amortization of developed technology and patents	263	593	(330)	-56%
Total cost of revenue	$4,169	$5,764	$(1,595)	-28%

Cost of revenue for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 was as follows (amounts in thousands):

	Six Months Ended March 31,		$	%
	2010	2009	Change	Change
Software	$846	$2,181	$(1,335)	-61%
As a percentage of software revenue	8%	19%
Hardware	3,474	4,559	(1,085)	-24%
As a percentage of hardware revenue	52%	51%
Service	4,209	3,983	226	6%
As a percentage of service revenue	38%	33%
Amortization of developed technology and patents	446	1,186	(740)	-62%
Total cost of revenue	$8,975	$11,909	$(2,934)	-25%

Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The cost of software revenue decreased $0.7 million (or 65%) and $1.3 million (or 61%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease in software cost of revenue was primarily driven by decreased engineering service costs incurred on a large software customization project for the issuance of smart card driver’s licenses.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, warranty costs and charges related to excess and obsolete inventory. Cost of hardware revenue decreased $0.8 million (or 37%) and $1.1 million (or 24%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease in the cost of hardware revenue was primarily driven by a lower sales volume.

Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting. The cost of service revenue increased by $0.3 million (or 14%) and $0.2 million (or 6%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The increase was primarily the result of sustaining and support activities related to customer migrations to new versions of Single Sign On products and deploy large scale card management systems.

Amortization of developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from third parties. The amortization expense decreased $0.3 million (or 56%) and $0.7 million (or 62%) for the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease was the result of certain items becoming fully amortized and was consistent with the scheduled amortization of developed technology and patents.

OPERATING EXPENSES

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of revenue recognition can cause significant variations in operating results across periods.

Sales and marketing

Sales and marketing expenses and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Sales and marketing	$4,401	$5,294	$8,834	$10,304
Percentage change from comparable prior period	-17%		-14%
As a percentage of net revenue	31%	33%	31%	32%
Headcount, end of period	76	81

Sales and marketing expenses consist primarily of salaries and other payroll expenses, stock-based compensation expense, sales commissions, travel, depreciation, allocations of facilities and information technology costs, and costs associated with marketing programs, promotions, and trade shows.

Sales and marketing expenses decreased $0.9 million (or 17%) and $1.5 million (or 14%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease in sales and marketing expenses was primarily due to reduced compensation and related expenses, specifically bonus and severance expense, partially offset by an increase in trade show expenses during the three and six months ended March 31, 2010 compared to the same periods a year ago.

Research and development

Research and development expenses and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Research and development	$4,105	$3,505	$8,184	$8,292
Percentage change from comparable prior period	17%		-1%
As a percentage of net revenue	29%	22%	28%	26%
Headcount, end of period	104	99

Research and development expenses consist primarily of salaries and other payroll expenses, stock-based compensation expense, travel, depreciation, allocations of facilities and information technology costs, and costs of components used in research, and development activities.

Research and development expenses increased by $0.6 million (or 17%) during the three months ended March 31, 2010, compared to the same period a year ago. The increase was primarily due to an increase in average headcount as a result of CoreStreet acquisition and reduced allocation of engineering expenses to cost of revenue as a result of decrease in activity to support a customized software project, during the three months ended March 31, 2010 compared to the same period a year ago.

Research and development expenses decreased marginally by $0.1 million (or 1%) during the six months ended March 31, 2010, compared to the same period a year ago.

General and administration

General and administration expense and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
General and administration	$4,615	$3,204	$8,778	$6,631
Percentage change from comparable prior period	44%		32%
As a percentage of net revenue	32%	20%	30%	20%
Headcount, end of period	41	39

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

General and administration expenses increased $1.4 million (or 44%) and $2.1 million (or 32%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The increase was primarily due to an increase in legal and professional service expenses related to intellectual property litigation with Intercede and to the acquisition of CoreStreet.

Restructuring expense (net of recoveries)

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any.

There was an adjustment of $0.4 million made to the restructuring expense during the three and six months ended March 31, 2010 as a result of the amendment of a facilities lease agreement and projected termination of the sublease for a portion of the office building for which the restructuring reserve was recorded in prior periods. No such adjustment was recorded during the three and six months ended March 31, 2009.

Amortization of other intangible assets

Other intangible assets, namely customer relationships and trade names, were capitalized in acquisitions. During the three and six months ended March 31, 2010, amortization of other intangible assets was $0.3 million and $0.4 million, respectively as compared to $0.04 million and $0.1 million, respectively, during the same periods a year ago.

The amortization expense during the three and six months ended March 31, 2010 increased as compared to the same periods a year ago as a result of additional amortization expense of recently acquired amortizable intangible assets from the Company’s acquisition of CoreStreet during the first quarter of fiscal 2010 partially offset by certain items becoming fully amortized. Refer to Note 11 of notes to condensed consolidated financial statements in this Form 10-Q for further details.

OTHER INCOME (EXPENSE), NET

Other income (expense), net and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Interest income	$180	$370	$381	$1,180
Percentage change from comparable prior period	-51%		-68%
As a percentage of net revenue	1%	2%	1%	4%

Other non-operating income (expense)	$(1,142)	$(845)	$1,331	$(3,161)
Percentage change from comparable prior period	35%		-142%
As a percentage of net revenue	-8%	-5%	5%	-10%

Total other income (expense), net	$(962)	$(475)	$1,712	$(1,981)

Other income (expense), net consists of interest income on the Company’s cash, cash equivalents, marketable securities and investments, foreign exchange gains and losses primarily caused by the revaluation of inter-company balances and gains and losses on the sale of investments.

Interest income decreased $0.2 million (or 51%) and $0.8 million (or 68%) during the three and six months ended March 31, 2010, respectively, compared to the same periods a year ago. The decrease in interest income was due primarily to lower average cash invested and lower average prevailing market interest rates during the three and six months ended March 31, 2010 compared to the same periods a year ago.

Other non-operating expense was $1.1 million and $0.8 million, respectively, during the three months ended March 31, 2010 and 2009 primarily consisting of foreign exchange gains and losses caused by the revaluation of cash and cash equivalents, receivables and payables denominated in non-functional currencies on the balance sheets of our foreign entities; and write down of marketable securities during the three months ended March 31, 2010. During the six months ended March 31, 2010, the other non-operating income was $1.3 million due to a realized gain of $2.4 million on the sale of long-term investments in auction rate securities with a net book value of $3.1 million, which was sold for $5.5 million, partially offset by impairment of marketable securities of $0.5 million and net foreign exchange losses of $0.6 million. During the six months ended March 31, 2009, the other non-operating expense was $3.1 million.

INCOME TAX PROVISION

During the three and six months ended March 31, 2010, the Company has recorded an income tax expense of $0.05 million and $0.1 million respectively as compared to an income tax expense of $0.6 million and $0.7 million, respectively, during the same periods a year ago. The income tax expense is primarily related to taxes payable in foreign jurisdictions. Refer to Note 15 in the notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

NON-CONTROLLING INTEREST

Non-controlling interest represents the non-controlling interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

LIQUIDITY AND CAPITAL RESOURCES

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, RESTRICTED CASH AND INVESTMENTS

The following table summarizes our cash, cash equivalents, marketable securities, restricted cash and investments (amounts in thousands):

	March 31,	September 30,	Increase
	2010	2009	(Decrease)
Cash and cash equivalents	$65,588	$75,624	$(10,036)
Marketable securities	12,873	3,100	9,773
Long-term restricted cash	1,839	1,746	93
Investments	—	11,752	(11,752)
	$80,300	$92,222	$(11,922)

The portfolio of cash, cash equivalents, marketable securities and restricted cash is managed by several financial institutions.  The decrease of $11.9 million was attributable primarily to (i) $12.8 million of cash paid, net of cash acquired, in relation to the CoreStreet acquisition (ii) $2.5 million used in operating activities, net, and (iii) cash received from the sale of investments in ARS for the amount of $5.6 million. The $11.8 million reduction in investments was the result of classification of ARS as marketable securities. Refer to Note 5 of the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details of our investment portfolio.

We believe that our cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.  From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products, or technologies.  A portion of our cash may be used to acquire or invest in complementary businesses, or to acquire products or to obtain the right to use complementary technologies.

The following table summarizes cash inflows / outflows by category (amounts in thousands):

	Six Months Ended March 31,		Increase
	2010	2009	(Decrease)
Net cash provided by (used in) operating activities	$(2,524)	$1,890	$(4,414)
Net cash provided by (used in) investing activities	(7,357)	4,676	(12,033)
Net cash provided by financing activities	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(155)	(254)	99
	$(10,036)	$6,312	$(16,348)

Operating Activities

Cash used in operating activities was $2.5 million for the six months ended March 31, 2010, compared to cash provided by operating activities of $1.9 million for the six months ended March 31, 2009. The $4.4 million change in cash provided by (used in) operating activities was driven by (i) a $3.2 million increase in working capital for the six months ended March 31, 2010, compared to the six months ended March 31, 2009; and (ii) a $1.2 million change in the net loss adjusted for non-cash charges and investing gains or losses for the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

Investing Activities

Cash used in investing activities was $7.4 million for the six months ended March 31, 2010, compared to cash provided by investing activities of $4.7 million for the six months ended March 13, 2009. The $12.0 million change in cash provided by (used in) investing activities was driven by the $12.8 million in cash used for the acquisition of CoreStreet, net of cash acquired, during the six months ended March 31, 2010, offset by a $1.3 million long-term deposit classified as restricted cash made during the six months ended March 31, 2009.

Financing Activities

There was no financing activity during the six months ended March 31, 2010 and 2009.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations under facility leases at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than			More than
	Total	1 Year (1)	1 to 3 Years	3 to 5 Years	5 years
Operating leases	$8,586	$734	$3,528	$1,254	$3,071

(1)       represents remaining six months of fiscal 2010.

Refer to Note 17 of notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of operating leases.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 in the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the expected impact of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The above discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X.  We believe there are several accounting policies that are critical to understanding the consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates.  We have reviewed the critical accounting policies and their application in the preparation of the financial statements and related disclosures with the Audit Committee of the Board of Directors. The critical accounting policies and estimates are described below. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.  The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009, as amended.

Revenue Recognition

We recognize revenue in accordance with U.S. GAAP, as set forth in:

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

Loss Contingencies

We record loss contingencies in accordance with Accounting Standards Codification Topic No. 450 (ASC 450). ASC 450 10 5 establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to profit and loss and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (“reserves for general contingencies”) are not permitted.

Restricted Cash

Under the terms of a software development contract with a customer, we provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At March 31, 2010, restricted cash, classified as non-current, included $1.8 million of financial guarantees secured by a term deposit.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Estimates are used for, but not limited to, the fair value of investments, the provision for doubtful accounts, obsolete and excess inventories, depreciation and amortization, valuation of intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation, and contingencies.

Goodwill

In accordance with Accounting Standards Codification Topic No. 350 (ASC 350) “Intangibles — Goodwill and Other”, goodwill is not amortized. Instead, goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, we periodically assess goodwill for impairment. Goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill during the fourth quarter of our fiscal year, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations.

Off-Balance Sheet Arrangements

The Company does not have off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than contractual obligations discussed above.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company is exposed to currency exchange fluctuations as it sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. dollars, Euros, Australian dollars and British pounds.  A natural hedge exists in some local currencies to a limited extent as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies resulted in a foreign currency exchange loss of $0.6 million and $0.5 million in the three and six months ended March 31, 2010, respectively, and a loss of $0.8 million and $3.2 million in the three and six months ended March 31, 2009, respectively, as recorded in the condensed consolidated statements of operations as a component of other income (expense), net.

During the three and six months ended March 31, 2010, approximately 62% and 63%, respectively of total sales were invoiced in U.S. dollars.  Although the Company purchases many components in U.S. dollars, approximately 35% and 38% of its expenses during the three and six months ended March 31, 2010, respectively, are denominated in other currencies, primarily in Euros and British pounds. Because more revenue is U.S. dollar-denominated than expenses, a decline in the value of the U.S. dollar could adversely affect operating results.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents and marketable securities. The rate of return that the Company may be able to obtain on marketable securities will depend on market conditions at the time these investments are made and may differ from the rates secured in the past.

At March 31, 2010, the Company held $65.6 million of cash and cash equivalents, $12.9 million in marketable securities and $1.8 million in long-term restricted cash for a total of $80.3 million. Refer to Notes 4 and 5 of the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details of our investment securities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, investments and accounts receivable. The Company maintains cash, cash equivalents, and restricted cash with high credit quality financial institutions and investments consist of U.S. government and government agency securities, term deposits, and ARS.

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. To the extent that components of the Company’s internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company’s annual controls evaluation.

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

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, “Intercede”). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede’s counterclaims and to strike certain of Intercede’s defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede’s counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company’s motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. On March 25, 2010, the Company and Intercede entered into a patent license agreement on mutually acceptable terms. This patent license agreement settles the patent infringement case brought by ActivIdentity before the U.S. District Court of Northern California, and a related case brought by Intercede in the United Kingdom High Court. Based on this agreement, all lawsuits over the “360 patents” (ActivIdentity U.S. patent 6,575,360 and ActivIdentity patent EP [UK] 0 981 803) were promptly dismissed, bringing an end to all patent infringement litigation between the two companies. No liability related to the Intercede litigation was recorded at March 31, 2010 or September 30, 2009 other than accrual for legal fees.

ITEM 1A:  RISK FACTORS

The risks described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known or those are currently deemed to be insignificant also may materially and adversely affect the Company’s business, financial condition or operating results. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

We have a history of losses and we may experience losses in the foreseeable future.

We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2009 and 2008, we incurred losses of approximately $5.5 million and $76.5 million, respectively. As of September 30, 2009, our accumulated deficit was $328.6 million, which represents our net losses since inception. Although we had approximately $92.2 million in cash and cash equivalents, and investments as of September 30, 2009, we may not be able to raise additional capital in the event that our current cash and cash equivalents are insufficient.

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

Over the past several years, we have implemented extensive cost cutting measures and have incurred significant cost-reduction charges as we have attempted to streamline operations, improve efficiency, and reduce costs. We expect that we may undertake further cost-reduction initiatives in the future as we realign our business around areas of strategic focus. Although we believe that it has been and will continue to be necessary to reduce the size and cost of our operations to improve our performance, the reduction in our operations may make it more difficult to develop and market new products and to compete successfully with other companies in our industry. In addition, many of the employees who have been terminated as part of our cost-reduction activities possessed specific knowledge or expertise that may prove to have been important to our operations, and we may be required to rehire them or to hire persons with similar skills in order to develop new products to increase our revenue. These efforts may not result in anticipated cost savings, making it difficult for us to achieve profitability. These cost-reduction initiatives may also preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our product offerings, competitiveness or long-term prospects.

Our operating results may continue to be adversely affected by the current economic environment, unfavorable market and economic conditions.

The current global economic environment may continue to have a negative impact on demand for our services, our business and our foreign operations. The economic environment has or may negatively impact, among other things:

•	current and future demand for our products;

•	our customers’ continued growth and development of their businesses and our customers’ ability to continue as going concerns;

•	the ability of our customers to maintain their business;

•	price competition for our products and services;

•	the price of our common stock;

•	our liquidity.

In addition, to the extent that the economic environment impacts specific industry and geographic sectors in which many of our customers are concentrated, that may further negatively impact our business. If the economic and market conditions in the U.S. and globally do not improve, or if they further deteriorate, we may experience material adverse impacts on our business, operating results and financial position as a consequence of the above factors or otherwise.

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

Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and OEMs. Historically, we have experienced a concentration of revenue in certain of our channel partners and customers. In fiscal 2009 and 2008, Novell accounted for more than 10% of our total revenue. Additionally, a substantial portion of our total product revenue is generated from the governmental sector. In fiscal 2009 and 2008, worldwide government business accounted for approximately 19% and 20%, respectively, of total product revenue. Although government spending is currently high in light of various economic recovery initiatives, diversion of government resources to economic recovery programs and reductions in state and local government spending may harm our business. We expect future revenue variability in this sector due to fluctuations in government ordering patterns and frequent delays associated with larger programs.

Our operating results would be adversely affected if any of the following events occur:

• The loss of our significant customers;

• The failure of our significant customers to pay us due to their financial difficulties or for any other reason;

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

Our quarterly revenue, expense levels, and operating results are difficult to predict and fluctuate from quarter to quarter. It is likely that our operating results in some periods will vary from the guidance we have provided, or otherwise not meet investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

• The size and timing of customer orders which are received unevenly and unpredictably throughout a fiscal year and may be subject to seasonality relating to the United States federal government’s fiscal year and related spending patterns;

• The effect of U.S. generally accepted accounting principles on the timing of revenue recognition; for example, if prices for our products or services vary significantly, we may not maintain vendor specific objective evidence of fair value of undelivered elements which could result in deferring revenue to future periods;

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

Furthermore, the implementation process can be subject to delays resulting from issues associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period, and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenue, would also occur over this period. This interaction, thereby can negatively impact the results of our operations in the near term, resulting in unanticipated fluctuations between periods.

The market for some of our products is still developing and if the industry adopts standards or platforms incompatible with our standards or platforms, then our competitive position would be negatively affected.

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

Our success depends on establishing and maintaining strategic relationships with other companies to develop, market, and distribute our technology and products and, in some cases, to incorporate our technology into their products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into the products of others, to jointly engage in research and development efforts, and to jointly engage in marketing efforts and reseller arrangements. To date, most of these relationships are non-exclusive, and some of our strategic partners have cooperative relationships with certain of our competitors.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates, which could adversely affect our results of operations and financial condition. International revenue and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During fiscal 2009 and 2008, markets outside of North America accounted for 53% and 58%, respectively, of total revenue.

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

While we present our financial statements in U.S. dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our future operating results. Due to fluctuations in foreign currencies we recorded a loss of $0.8 million in fiscal 2009 and a loss of $2.0 million in fiscal 2008, on our consolidated statements of operations.

We invest in securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value of our assets.

During fiscal 2008, we reclassified $33.0 million at cost of our investments in certain auction rate securities (“ARS”) from short-term to long-term investments as the auctions for these holdings effectively ceased with no indication as to when or if these auctions would resume in the future. Given these developments and the resultant consequences of the lack of liquidity for these investments, coupled with other developments in the credit markets in general, we recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2009. As of March 31, 2010, these securities have been reclassified to marketable securities (short-term) on the balance sheet as a secondary market has developed and we are finding opportunities to dispose of these assets. At March 31, 2010, we held $12.9 million of ARS in our investment portfolio classified as marketable securities. The original cost of these ARS was $27.5 million. We have valued these securities based on our experience of receiving quotations in the secondary market. We believe the valuation of our ARS holdings at March 31, 2010 approximate the fair value.

ARS are structured to provide liquidity through a Dutch auction process that resets the interest rates paid at pre-determined intervals, generally every 28 days. The auctions have historically provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations (“CDO”), closed-end mutual funds, derivative product companies, and student loans. Uncertainty in the financial markets has affected the liquidity of our ARS holdings and resulted in a significant increase in the risks related to the ARS investments, specifically the CDO and derivative product companies securities, and to a lesser degree, the student loan holdings. Historically, the fair value of ARS approximated par value due to the frequent auction events. However, failed auctions that began in August 2007 have resulted, in most cases, in revised estimates of fair value that are less than par.

We believe we have made reasonable judgments in our valuation exercise. If the relevant assumptions, estimates, or the related analyses still prove incorrect or, if due to additional information received in the future, management’s conclusions change, we may be required to change the recorded value of these securities, or other securities that make up the investment portfolio. We will continue to carefully monitor these securities and the ARS markets, and work diligently to recover any lost value through all available means. In fiscal 2010, we sold some of our ARS and the results of those sales may not be indicative of future amounts to be realized.

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

In recent years, there has been significant and recurring turnover in all levels of management. In March 2008, our Chief Financial Officer, Mark Lustig, announced his resignation, effective in May 2008. In April 2008, Grant Evans became our Chief Executive Officer following the resignation of Thomas Jahn. In August 2008, we hired a new Chief Financial Officer / Chief Operating Officer, Jacques Kerrest. In November 2008, our President, Yves Audebert, left the Company. We may experience further turnover in management in the future and, as a result, we face challenges in effectively managing our operations during these periods of transition. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted.

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

Due to our declining stock price, we conducted a goodwill impairment analysis in fiscal 2008, and determined the full carrying value of our goodwill was impaired. We recorded an impairment charge of $35.9 million to goodwill during fiscal 2008.

We may terminate additional non-core activities in the future or determine that our long-lived assets or acquired intangible assets have been impaired. Any future termination or impairment related charges could have an adverse effect on our financial position and results of operations.

As of March 31, 2010, we have $10.2 million of intangible assets and $9.4 million of goodwill, representing 9% and 8%, respectively of our total assets. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation, the evaluation could result in an impairment of goodwill and/or other intangible assets charge if the circumstances indicate that impairment may exist. Also, if our estimates of future undiscounted cash flows to be derived from the use of our intangible assets drop below the carrying value of intangible assets, an additional impairment charge may be required.

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, including those caused by human error, the circumvention of overriding controls, the violation of company policies or practices (whether negligent or willful) or fraud, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We believe that we will not have a material weakness in our internal control over financial reporting which would lead to material errors in our financial statements.  However, if we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on our stock price and business.

Implementation of the new FASB rules and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our stated results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones.

There may be other future changes in FASB rules or in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on our business that would affect our ability to compete, both nationally and internationally.

We must comply with European governmental regulations setting environmental standards.

Our activities in Europe require that we comply with European Union Directives with respect to product quality assurance standards and environmental standards. Directive 2002/95/ec of the European Parliament on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, known as the RoHS Directive, became effective on July 1, 2006. If we fail to maintain compliance, we may be restricted from selling our products in the European Union and this could adversely affect our results of operations. European Directive 2002/96/EC on waste, electrical and electronic equipment, known as the WEEE Directive, makes manufacturers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The WEEE Directive became effective on August 13, 2005. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with noncompliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take additional reserves for costs associated with compliance with these regulations.

We or our suppliers may be impacted by new regulations related to climate change.

In addition to the European environmental regulations noted above, we or our suppliers may become subject to new laws enacted with regards to climate change. In the event that new laws are enacted or current laws are modified in countries in which we or our suppliers operate, our flow of product may be impacted and/or the costs of handling the potential waste associated with our products may increase dramatically, either of which could result in a significant negative impact on our ability to operate or operate profitably.

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

We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. See Item 3 - Legal Proceedings.

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

As part of our business strategy, we have acquired companies, technologies, product lines and personnel to complement our internally developed products or add new product lines in our business. For example, in December 2009, we acquired CoreStreet, Ltd., a privately held company headquartered in Boston. Critical to the success of this acquisition strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization.  We expect that we will have a similar business strategy going forward. Acquisitions involve numerous risks, including the following:

• Our acquisitions may not enhance our business strategy nor result in an appropriate business model for integrated companies. Our assumptions about the business model and operations of the acquired company were incorrect, or its role in our business does not develop as we planned;

• We may apply overly optimistic valuation assumptions and models for the acquired businesses, and we may not realize anticipated cost synergies and revenue as quickly as we expected or at all. Customer demand for the acquired company’s products may not meet our expectations and we may incur higher than anticipated costs for the support and development of acquired products resulting in insufficient revenue to offset the increased expenses associated with acquisitions;

• We may not integrate acquired businesses, technologies, products, personnel and operations effectively. Our integration effort is not completed in a timely and efficient manner. We may have trouble integrating our sales channels and training our sales force for new product offerings. The acquired products may not be compatible with our existing products, making integration of acquired products difficult and costly and potentially delaying the release of other internally developed products. Ineffective internal controls of the acquired company may require remediation as part of the integration process;

• Management’s attention may be diverted from our day to day operations, resulting in disruption of our ongoing business;

•  Shareholders that hold relatively large interests in our company decided to dispose of their shares because the results of the acquisition are not consistent with their expectations.

• We may not retain key employees, customers, distributors and vendors of the companies we acquire. We may be required to assume pre-existing contractual relationships, which would be costly for us to terminate and disruptive for our customers; and

• The acquisitions may result in infringement, trade secret, product liability or other litigation.

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

In July 2008, we adopted a stockholder rights agreement, which is sometimes also called a “poison pill.” This agreement has the effect of discouraging a stockholder from acquiring more than 20% of our issued and outstanding common stock without prior approval of our Board of Directors. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us, for a period of three years, from engaging in a business combination with a person who acquires more than 15% of our common stock unless our Board of Directors’ or stockholders’ approval is obtained. Defensive measures such as the stockholder rights agreement and Section 203 are expected to have the effect of discouraging coercive hostile takeover attempts where the Board of Directors does not support the transaction. Any delay or prevention of a change of control transaction could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a premium over the then current market price for their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2009, the Company issued the following securities in connection with the acquisition of CoreStreet; (i) approximately 2.2 million shares of the Company’s common stock (the “Shares”) (of which approximately 1.5 million shares were subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (ii) warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $4.25 expiring December 31, 2011 (the “2011 Warrants”) and valued at $0.4 million and (iii) warrants for 1.0 million shares of the Company’s common stock with a per share exercise price $5.00 expiring December 31, 2012 and valued at $0.4 million (the “2012 Warrants” and, together with the 2011 Warrants, the “Warrants”).  The Shares and Warrants shall be collectively referred to herein as the “Securities.” The aggregate offering price of the unregistered securities issued or to be issued in connection with the acquisition of CoreStreet was $5.0 million, or $2.27 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.2	Lease Agreement, as amended, between the John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, collectively as Landlord, and ActivIdentity, Inc. dated February 9, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 10th day of May 2010.

ActivIdentity Corporation

By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer