Form 10-Q
period 2010-06-30
ACTIVIDENTITY CORP
filed 2010-08-06
CIK 1183941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2010 was 47,267,260.

ACTIVIDENTITY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$73,597	$75,624
Marketable securities	3,780	3,100
Accounts receivable, net	10,924	13,983
Inventory	780	701
Prepaid and other current assets	1,147	556
Total current assets	90,228	93,964
Restricted cash	1,713	1,746
Investments	—	11,752
Property and equipment, net	1,754	2,353
Intangible assets, net	9,649	1,842
Goodwill	9,416	—
Other long-term assets	722	2,920
Total assets	$113,482	$114,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,246	$1,853
Accrued compensation and related benefits	4,495	5,507
Accrued and other current liabilities	2,249	4,135
Current portion of deferred revenue	10,591	12,574
Total current liabilities	18,581	24,069
Other long-term liabilities	3,225	2,261
Total liabilities	21,806	26,330

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized, 47,341,010 and 45,866,110 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	48	46
Additional paid-in capital	435,626	429,105
Accumulated deficit	(333,064)	(328,599)
Accumulated other comprehensive loss	(11,238)	(12,616)
Total ActivIdentity stockholder’s equity	91,372	87,936
Non-controlling interest	304	311
Total stockholders’ equity	91,676	88,247
Total liabilities and stockholders’ equity	$113,482	$114,577

 See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Software	$4,434	$6,888	$15,618	$18,405
Hardware	3,170	3,245	9,871	12,196
Service	6,004	5,236	17,015	17,199
Total revenue	13,608	15,369	42,504	47,800

Cost of revenue:
Software	288	1,046	1,134	3,227
Hardware	1,510	1,675	4,984	6,234
Service	1,945	1,716	6,154	5,699
Amortization of developed technology and patents	263	593	709	1,779
Total cost of revenue	4,006	5,030	12,981	16,939
Gross profit	9,602	10,339	29,523	30,861

Operating expenses:
Sales and marketing	4,494	4,868	13,328	15,172
Research and development	4,057	3,398	12,241	11,690
General and administration	2,660	3,101	11,439	9,732
Restructuring expense (net of recoveries)	—	—	(356)	—
Amortization of other intangible assets	311	41	674	123
Total operating expenses	11,522	11,408	37,326	36,717
Loss from operations	(1,920)	(1,069)	(7,803)	(5,856)
Other income, net	1,532	2,393	3,244	412
Income (loss) before income tax and non-controlling interest	(388)	1,324	(4,559)	(5,444)
Income tax benefit	235	766	86	113
Net income (loss)	(153)	2,090	(4,473)	(5,331)
Less: net loss (gain) attributable to non-controlling interest	—	(5)	8	99
Net income (loss) attributable to ActivIdentity stockholders	$(153)	$2,085	$(4,465)	$(5,232)

Basic and diluted net income (loss) per share	$(0.00)	$0.05	$(0.09)	$(0.11)
Shares used to compute basic net income (loss) per share	47,860	45,817	47,115	45,800
Shares used to compute diluted net income (loss) per share	47,860	46,309	47,115	45,800

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,465)	$(5,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investments	(4,121)	—
Stock-based compensation expense	2,915	2,152
Unrealized foreign exchange loss	1,180	717
Depreciation and amortization of fixed assets	850	973
Impairment of marketable securities	294	—
Amortization of developed technology and patents	709	1,779
Amortization of other intangible assets	674	123
Non-controlling interest in ActivIdentity Europe S.A.	(8)	(99)
Loss on disposal of property and equipment	—	43
Changes in assets and liabilities, net of assets acquired and liabilities assumed in a business combination:
Accounts receivable	3,194	1,872
Inventories	(216)	731
Prepaid and other current assets	1,415	(505)
Accounts payable	(677)	(809)
Accrued compensation and related benefits	(845)	(761)
Accrued and other liabilities	(2,385)	(2,483)
Deferred revenue	(242)	(759)
Long-term income taxes receivable	—	2,719
Net cash provided by (used in) operating activities	(1,728)	461

Cash flows from investing activities:
Acquisition, net of cash acquired	(12,770)	—
Proceeds from sales and maturities of investments/marketable securities	14,898	6,184
Purchases of property and equipment	(338)	(135)
Other long-term assets	71	7
Restricted cash	—	(1,396)
Net cash provided by investing activities	1,861	4,660

Cash flows from financing activities:
Repurchase of stock	(1,719)	—
Proceeds from exercise of employee stock options	5	—
Net cash used in financing activities	(1,714)	—

Effect of exchange rate changes on cash and cash equivalents	(446)	98
Net increase (decrease) in cash and cash equivalents	(2,027)	5,219
Cash and cash equivalents, beginning of period	75,624	70,173
Cash and cash equivalents, end of period	$73,597	$75,392

See accompanying notes to condensed consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ActivIdentity Corporation (the “Company”, “we”, or “us”) and its subsidiaries. The Company has subsidiaries in Asia, Australia, Canada, Europe and the United States.

The unaudited interim condensed consolidated balance sheet as of June 30, 2010, and statements of operations for the three and nine months ended June 30, 2010 and 2009 and cash flows for the nine months ended June 30, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  The September 30, 2009 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These interim condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as amended.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. All inter-company accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for any subsequent interim period or for the entire fiscal year ending September 30, 2010.

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

On December 14, 2009, the Company completed the acquisition of CoreStreet, Ltd., a Delaware corporation (CoreStreet), through the merger of a wholly owned, indirect subsidiary of the Company with and into CoreStreet.  CoreStreet was a privately held company that provides Public Key Infrastructure (PKI) certification technology, distributed identity credential validation systems, and physical access control products.  Details of the consideration provided for the acquisition are set forth in Note 6 below.  The financial statements set forth in this Form 10-Q, specifically the statement of operations and statement of cash flows for the nine months ended June 30, 2010, reflect the operations of CoreStreet from December 14, 2009 to June 30, 2010.

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the financial statements have been evaluated for subsequent events through the date the financial statements are issued. During this period the Company did not have any material recognizable or non-recognizable subsequent events.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the fair value of investments, the provision for doubtful accounts, obsolete and excess inventories, depreciation and amortization, valuation of intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation, and contingencies.

3. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13 (ASU 2009-13), “Revenue Arrangements with Multiple Deliverables” and Accounting Standard Update No. 2009-14 (ASU 2009-14), “Certain Revenue Arrangements That Include Software.” These ASUs revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company is currently evaluating the impact of applying this pronouncement to its consolidated financial statements, and intends to implement the pronouncement on October 1, 2010.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06 (ASU 2010-06), “Improving Disclosures about Fair Value Measurements” to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company implemented provisions of this update related to disclosure of valuation techniques in the second quarter of fiscal 2010 and noted no significant impact in its condensed consolidated financial statements. The Company intends to implement provisions related to additional disclosures in the Level 3 roll forward in the first quarter of fiscal 2012 and does not expect a significant impact on its consolidated financial statements.

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

Auction rate securities (ARS) are classified within Level 3 of the fair value hierarchy and measured using the income approach. These instruments are valued based on unobservable inputs.  The Company estimates the fair value of these ARS using a discounted cash flow model incorporating assumptions regarding expected cash flows, liquidity risk, default risk, recovery risk, and interest rate risk. At June 30, 2010, the Company does not carry any financial instruments whose valuations are measured using Level 2 inputs.

Financial assets measured at fair value on a recurring basis as of June 30, 2010, as presented on the Company’s condensed consolidated balance sheet, were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant
	Identical Assets	Unobservable
	(Level 1)	Inputs (Level 3)	Total
Current assets:
Cash and cash equivalents:
Cash	$5,254	$—	$5,227
Money market funds / U.S. Treasuries	68,343	—	68,370
Total cash and cash equivalents	73,597	—	73,597

Marketable securities:
Auction rate securities	—	3,780	3,780
Total marketable securities	—	3,780	3,780

Non-current assets:
Restricted cash:
Term deposits	1,713	—	1,713
Total restricted cash	1,713	—	1,713

Total financial assets under ASC 820	$75,310	$3,780	$79,090

Financial assets measured at fair value on a recurring basis as of September 30, 2009, as presented on the Company’s condensed consolidated balance sheet, were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant
	Identical Assets	Unobservable
	(Level 1)	Inputs (Level 3)	Total
Current assets:
Cash and cash equivalents:
Cash	$9,712	$—	$9,712
Money market funds / U.S. Treasuries	65,912	—	65,912
Total cash and cash equivalents	75,624	—	75,624

Marketable securities:
Auction rate securities	—	3,100	3,100
Total marketable securities	—	3,100	3,100

Non-current assets:
Restricted cash:
Term deposits	1,746	—	1,746
Total restricted cash	1,746	—	1,746

Investments:
Auction rate securities	—	11,752	11,752
Total investments	—	11,752	11,752

Total financial assets under ASC 820	$77,370	$14,852	$92,222

Changes in the Company’s Level 3 securities for the three months ended June 30, 2010 were as follows (in thousands):

Amount
Aggregate estimated fair value of Level 3 securities at March 31, 2010	$4,561
Total realized and unrealized gain (loss):
Included in earnings*	1,951
Included in other comprehensive loss	(1,732)
Settlements	(1,000)
Aggregate estimated fair value of Level 3 securities at June 30, 2010	$3,780

Changes in the Company’s Level 3 securities for the nine months ended June 30, 2010 were as follows (in thousands):

Amount
Aggregate estimated fair value of Level 3 securities at September 30, 2009	$14,852
Total realized and unrealized gain (loss):
Included in earnings*	3,826
Included in other comprehensive loss	—
Settlements	(14,898)
Aggregate estimated fair value of Level 3 securities at June 30, 2010	$3,780

* Realized gains (losses) and other than temporary impairment charges are included in the line item “Other income (expense), net” in the condensed consolidated statements of operations.

5. Marketable Securities and Investments

Marketable Securities: The Company held $3.8 million of ARS classified as marketable securities at June 30, 2010. These securities include interests in closed-end mutual funds and a student loan agency. The Company has classified these securities as short-term and intends to sell these ARS within the next twelve month period. The original value of these securities was $4.2 million and contractual maturities are up to 2045.

During the three months ended June 30, 2010, ARS with a net book value as $7.5 million were sold or redeemed for $9.3 million which resulted in a gain of $1.8 million.  From this total gain, $1.7 million was a realized gain reclassified out from other comprehensive income which was unrealized at the beginning of the third quarter. During the nine months ended June 30, 2010, ARS with a net book value of $10.8 million as of September 30, 2009 were sold or redeemed for $14.9 million which resulted in a gain of $4.1 million and an impairment charge of $0.3 million was recorded. The gain and impairment charge were recorded in line item “Other income (expense) net” in the condensed consolidated statements of operations.

Investments (Long-term): The Company does not have any investments classified as long-term at June 30, 2010 as the Company has classified the entire portfolio of remaining ARS as marketable securities. The Company held $11.8 million in certain ARS classified as investments at September 30, 2009. Contractual maturities for these investments range from 2025 to 2052.

The Company believes it has made reasonable judgments in its valuation of marketable securities. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management’s conclusions would change, the Company may be required to change the recorded value of the marketable securities.

6. Business Combinations

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid, value of common stock issued and warrants for common stock as measured on the acquisition date, less any cash acquired. The common stock and warrants were issued in a private placement.

On December 14, 2009, the company completed the acquisition of CoreStreet for consideration of $18.5 million, net of cash acquired.  Consideration consisted of (i) $12.1 million in cash, net of cash acquired, (ii) 2.2 million shares of the Company’s common stock (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (iii) warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $4.25 expiring December 31, 2011 with a fair value of $0.4 million, and (iv) warrants for 1.0 million shares of the Company’s common stock with a per share exercise price $5.00 expiring December 31, 2012 with a fair value of $0.4 million.  CoreStreet is a provider of PKI certification technology, distributed identity credential validation systems, and physical access control products. Their products are used primarily by Federal and State agencies in the United States.

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

Summary of the purchase price consideration (in thousands):

	Purchase Price
	Consideration
Cash paid	$14,540
Cash payments owed	22	(1)
Potential cash value for stock and warrants	411	(2)
Warrants for common stock	665	(3)
Common stock	4,657	(4)
Total purchase price	$20,295

(1) Cash payments owed and recorded in “Accrued and other current liabilities” at June 30, 2010.

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

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of ActivIdentity and CoreStreet, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2009. The unaudited pro forma financial information for the nine months ended June 30, 2010 combines the results for ActivIdentity for the three and nine months ended June 30, 2010, including CoreStreet subsequent to December 14, 2009 and the historical results for CoreStreet from October 1, 2009 to December 14, 2009. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:	$13,608	$17,305	$43,565	$52,933
Net income (loss) attributable to ActivIdentity stockholders	(153)	1,888	(5,351)	(6,751)
Basic and diluted net income(loss) per share	(0.00)	0.04	(0.11)	(0.14)

7.  Equity Compensation

Warrants

Warrant issued to service provider:  In August 2004, the Company issued a warrant to purchase 50,000 shares at an exercise price of $6.60 to a service provider. The warrant was fully vested and exercisable upon issuance and expires in August 2010. This warrant remains outstanding as of June 30, 2010.

Warrants issued in connection with the CoreStreet acquisition: In December 2009, the Company issued warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $4.25, expiring December 31, 2011 and valued at $0.4 million, and warrants for 1.0 million shares of the Company’s common stock with a per share exercise price of $5.00, expiring December 31, 2012 and valued at $0.4 million in connection with the CoreStreet acquisition. These warrants were fully vested upon issuance and remain outstanding as of June 30, 2010.

Stock Option Plans

The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. These plans are described fully in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. As of June 30, 2010, the Company continues to grant stock options under the 2004 Equity Incentive Plan (2004 Plan). As of June 30, 2010, the Company had 2.9 million shares available for future grants under the Company’s 2004 Plan.

Stock option activity for the nine months ended June 30, 2010 was as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Stock Options	Exercise Price	Term (years)	Value (in thousands)
Outstanding at September 30, 2009	10,036,770	$3.51
Granted	2,163,500	2.36
Exercised	(2,688)	1.88
Cancelled/Expired/Forfeited	(880,211)	3.48
Outstanding at June 30, 2010	11,317,371	$3.29	4.9	$322

Exercisable at June 30, 2010	5,379,826	$4.27	4.3	$124

Restricted Stock and Restricted Stock Units

The Company periodically grants awards of restricted stock which are issued but subject to vesting requirements, and restricted stock units which result in the issuance of shares without an exercise price upon the satisfaction of vesting requirements. Vesting may be time-based, performance-based or a combination of the two.

Activity for the Company’s restricted stock and restricted stock units during the nine months ended June 30, 2010 was as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at September 30, 2009	116,256	$2.11
Granted	140,000	2.76
Vested	(151,251)	2.46
Cancelled	—	—
Unvested at June 30, 2010	105,005	$2.47

Stock Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended June 30, 2010 and 2009 related to employee stock options, warrants, restricted stock and restricted stock units included in condensed consolidated statements of operations in accordance with Accounting Standards Codification Topic No. 718 “Compensation - Stock Compensation” (ASC 718) (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue—hardware	$5	$2	$17	$13
Cost of revenue—service	39	12	114	95
Stock-based compensation expense included in cost of revenue	44	14	131	108

Research and development	210	34	629	490
Sales and marketing	117	148	360	465
General and administrative	591	325	1,795	1,089
Stock-based compensation expense included in operating expenses	918	507	2,784	2,044

Total stock-based compensation expense	$962	$521	$2,915	$2,152

The Company bases its weighted-average fair value of stock-based compensation to employees generally on the single option valuation approach. The Company amortizes the estimated fair value of stock-based compensation time-based awards using graded vesting schedule over the requisite service period of the awards.  The following table summarizes weighted average fair value and weighted average assumptions of stock-based awards granted during the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Weighted average fair value	$1.16	$0.98	$0.95	$0.73
Risk-free interest rate	1.99%	2.4%	2.3%	1.5% - 2.8%
Dividend yield	0%	0%	0%	0%
Estimated life in years	4.2%	4.2 – 5.8	4.3	4.2 – 6.1
Volatility	57%	54%	47%	45%
Forfeiture rate	32%	26%	33%	30%

Total intrinsic value of stock options exercised during the three and nine months ended June 30, 2010 was immaterial.  As of June 30, 2010, total unrecognized compensation costs related to non-vested stock options and restricted stock units was $2.7 million, which will be recognized as an expense over a weighted average vesting period of approximately 2 years.

8. Stock Repurchase Program

On February 18, 2010, the Company announced that its Board of Directors has approved a stock repurchase program, pursuant to which the Company may repurchase up to $10 million or approximately 8% of its outstanding shares of common stock in the open market from time to time over the next twelve months. All share repurchases subject to this program will be retired upon purchase completion. The Company’s Board of Directors has also authorized that purchases may be made under Rule 10b5-1 of the Securities Exchange Act of 1934. A Rule 10b5-1 plan allows ActivIdentity to repurchase its shares during periods when the Company would normally not be active in the market due to its own internal trading blackout periods. During the three and nine months ended June 30, 2010, the Company repurchased 744,100 of shares through open market repurchases at an average cost of $2.31 per share for a total of approximately $1.7 million.  As of June 30, 2010, the remaining balance available for future share repurchases was $8.3 million under our stock repurchase program.

9. Accounts Receivable and Customer Concentration

Accounts receivable from significant customers in excess of 10% of total account receivable as of June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30,	September 30,
	2010	2009
Customer A	14%	*
Customer B	*	20%
Customer C	*	10%

* Customer accounted for less than 10% of the accounts receivable.

Management believes that the receivable balances from these large customers are collectible based on the assessment of their creditworthiness, account aging and past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized as follows:

	Three Months June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Customer D	11%	15%	11%	10%

10. Balance Sheet Components

Accounts receivable, net consists of the following (in thousands):

	June 30,	September 30,
	2010	2009
Accounts receivable	$11,071	$14,244
Less allowance for doubtful accounts	(147)	(261)
Accounts receivable, net	10,924	13,983

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2010	2009
Components	171	280
Finished goods	609	421
Total inventory	$780	$701

Other long-term liabilities consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Deferred revenue, net of current portion	$2,382	$1,240
Accrued restructuring liability, net of current portion	—	325
Long-term deferred rent	281	114
Other long-term liabilities	562	582
Total long-term liabilities	$3,225	$2,261

11. Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Gross Carrying Amount:
Developed technology	$17,823	$15,294
Customer relationships	8,648	2,028
Patents	3,999	3,999
Trade name	40	—
Intangible assets at cost	30,510	21,321

Accumulated Amortization:
Developed technology	(15,502)	(15,294)
Customer relationships	(2,680)	(2,028)
Patents	(2,657)	(2,157)
Trade name	(22)	—
Total accumulated amortization	(20,861)	(19,479)

Intangible assets, net	$9,649	$1,842

Developed technology, customer relationships, patents and trade names are being amortized on a straight-line basis over their weighted average estimated economic or useful lives of 7 years, 10 years, 6 years and 1 year, respectively. The amortization expense for intangible assets was $0.6 million and $1.4 million for the three and nine months ended June 30, 2010, respectively, as compared to $0.6 million and $1.9 million for the three and nine months ended June 30, 2009, respectively. The intangible assets are reviewed for impairment in accordance with guidance given in Accounting Standards Codification Topic No. 360 “Property, plant and equipment” (ASC 360) whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Based on a review of events and circumstances at June 30, 2010, no indicators of impairment were identified. In assessing the recoverability of intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the intangible assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case the Company may be required to record impairment charges for these assets. The Company will continue to evaluate the realizability of its intangible assets when events and changes in circumstances indicate that there may be a potential impairment.

Based on intangible assets recorded at June 30, 2010, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense of intangible assets, in the next five fiscal years, is as follows (in thousands):

Fiscal years ending September 30,	Total
2010 (3 months remaining)	$574
2011	2,169
2012	1,883
2013	1,254
2014	994
2015	873
Thereafter	1,902
$9,649

12. Goodwill

Goodwill of $9.4 million as of June 30, 2010, relates entirely to the Company’s acquisition of CoreStreet in December 2009. The Company has accounted for goodwill in accordance with Accounting Standards Codification Topic No. 350 “Intangibles-Goodwill and Other” (ASC 350). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis or earlier if there are indicators of impairment. The annual impairment analysis will be performed during the Company’s fourth fiscal quarter ending September 30, 2010.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), unrealized gain on the Company’s marketable securities and foreign currency translation gain. Comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Comprehensive income (loss):
Net income (loss)	$(153)	$2,085	$(4,465)	$(5,232)
Net changes in unrealized gain on marketable securities	(1,728)	—	—	152
Foreign currency translation gain (loss)	558	(1,678)	1,378	1,086
Total comprehensive income (loss)	$(1,323)	$407	$(3,087)	$(3,994)

14. Other Income, net

Other income for the three and nine months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Other income (expense):
Interest income	$103	$285	$484	$1,465
Other non-operating income (expense), net	1,429	2,108	2,760	(1,053)
Total other income, net	$1,532	$2,393	$3,244	$412

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

As of June 30, 2010, the Company continued to provide a full valuation allowance for substantially all of its net deferred tax assets since the Company did not believe that it is more likely than not that they will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deductible and taxable temporary differences.  The Company considers, among other available information, historical earnings, scheduled reversals of temporary differences, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment.

The Company recorded an income tax benefit for the three and nine months ended June 30, 2010 of $235,000 and $86,000, respectively. The income tax benefit consists of $115,000 and $119,000 for the three and nine months ended June 30, 2010, respectively, from operations primarily related to foreign jurisdictions; a benefit of $77,000 and a provision of $68,000 for the three and nine months ended June 30, 2010, respectively, relating to changes in foreign exchange gains and losses; and a benefit of $43,000 and $35,000 for the three and nine months ended June 30, 2010, respectively, related to a reduction of previous tax reserves as a result of the expiration of the statute of limitations in a foreign jurisdiction.

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

16.  Net Income (Loss) per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		June Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(153)	$2,085	$(4,465)	$(5,232)
Denominator:
Weighted average number of shares used to compute basic earnings per share	47,860	45,817	47,115	45,800
Effect of dilutive securities:
Diluted common stock equivalents	—	492	—	—
Weighted average number of shares used to compute diluted earnings per share	47,860	46,309	47,115	45,800

Basic and diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Due to the Company’s net loss for the periods presented, all of our outstanding securities consisting of stock options, restricted stock units, and warrants, to purchase 13.8 million and 10.5 million potential shares of common stock as of June 30, 2010 and 2009, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive but could potentially dilute basic earnings per share in the future.

17. Commitments and Contingencies

Operating leases

The Company has entered into various non-cancelable operating leases for office space with original terms up to ten years.

Future minimum lease payments under these leases are as follows (in thousands):

		Less than			More than
	Total	1 Year (1)	1 to 3 Years	3 to 5 Years	5 years
Operating leases	$10,313	$351	$4,401	$2,491	$3,070

(1)       Represents remaining three months of the 2010 fiscal year.

Operating lease obligations include management fees which cover common area maintenance charges. Office rent expense under operating leases was $0.2 million and $1.1 million, respectively, for the three and nine months ended June 30, 2010 and $0.7 million and $2.1 million, respectively, for the three and nine months ended June 30, 2009.

During the nine months ended June 30, 2010, the Company entered into an amendment to the lease agreement for its office building in Fremont, California. The amendment extends the lease term to 10 years from the date of amendment, reduces the office space from 41,000 square feet to 29,000 square feet, suspends the monthly cash portion of the rent payments for first eight months of the new term and significantly reduces the annual rent expense. The amendment also provides that subject to a $1.2 million penalty, the Company may terminate the lease at any point after five years from the date of amendment.

Contingencies

From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which the Company believes will not have a material adverse effect on it or its business.

On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, “Intercede”). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede’s counterclaims and to strike certain of Intercede’s defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede’s counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company’s motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. On December 22, 2009, Intercede filed a claim in the U.K. High Court of Justice for revocation of Patent EP [UK] 0 981 803 and a declaration of non-infringement.  On March 25, 2010, the Company and Intercede entered into a patent license agreement on mutually acceptable terms. This patent license agreement settles the patent infringement case brought by ActivIdentity before the U.S. District Court of Northern California, and a related case brought by Intercede in the United Kingdom High Court. Based on this agreement, all lawsuits over the “360 patents” (ActivIdentity U.S. patent 6,575,360 and ActivIdentity patent EP [UK] 0 981 803) were promptly dismissed, bringing an end to all patent infringement litigation between the two companies.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at June 30, 2010 or September 30, 2009.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at June 30, 2010 or September 30, 2009.

18. Segment Information

The Company operates in one segment, Digital Identity Solutions. Accordingly, the Company is disclosing geographic information only.

Geographic revenue information, as presented below, is determined by the customers’ receiving locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
United States	55%	45%	48%	44%
UK	11%	18%	16%	12%
Others	34%	37%	36%	44%
Total revenue	100%	100%	100%	100%

* Other countries individually accounted for less than 10% of the Company’s total net revenue for the periods presented.

Geographic long-lived assets information is presented below (in thousands):

	June 30,	September 30,
	2010	2009
Property and equipment, net
United States	1,195	1,549
France	514	782
Others	45	22
Total property and equipment, net	1,754	2,353

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

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. In this discussion, “ActivIdentity, the “Company,” “we,” “us” and “our” refer to ActivIdentity Corporation.

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

ActivIdentity has a robust set of five product lines which provide the foundations for securing IT infrastructures and digital transactions to defend against security threats and identity fraud. These five product lines are (1) Credential Management; (2) Strong Authentication; (3) Security Clients; (4) Authentication Devices; and (5) Physical Access Control Software.

Credential Management

ActivIdentity Credential Management family of products enable organizations to securely deploy and manage smart cards and USB tokens containing a variety of credentials, including PKI certificates, one-time passwords, static passwords, biometrics, and demographic data. The ActivIdentity ActivID™ Card Management System is a reliable, proven, and extensible solution that enables organizations to securely issue and manage digital credentials on devices, as well as securely update applications and credentials on devices after they have been issued to end users. For organizations deploying large quantities of smart cards, ActivIdentity bundles three add-on modules into its Advanced Edition of the ActivIdentity ActivID Card Management System.  ActivIdentity ActivID™ Batch Management System enables communication with a service bureau for personalization and encoding of smart cards in centralized high-volume card production environments. ActivIdentity ActivID™ Inventory and Logistics System enables advanced card stock management. ActivIdentity ActivID™ Key Management System enables complete life cycle management of the cryptographic keys that protect access to the content of the authentication device keys and the hardware security modules that hold those keys.

Together with its Security Client software, Strong Authentication platform, Authentication Device and Physical Access Control offering, ActivIdentity can provide organizations with a complete “Smart Employee ID Solution” that can be leveraged for both physical and logical access control. These solutions authorized personnel the ability to control access to any site with confidence by quickly authenticating and validating the roles and identities of individuals wishing to enter an area.

Strong Authentication

ActivIdentity offers two distinct strong authentication platforms for organizations that are seeking to implement a cost-effective, flexible, and scalable solution. ActivIdentity 4TRESS™ AAA Server for Remote Access addresses the security risks associated with a mobile workforce accessing systems and data remotely. ActivIdentity 4TRESS™ Authentication Server offers support for many authentication methods (e.g., user name and password, knowledge-based authentication, one-time password, PKI certificates) and diverse audiences across a variety of service channels, being a versatile authentication platform for customer-facing transactions. PKI certificate validation products are deployed by public and private organizations around the world to validate the credentials of individuals as they interact with their secure IT applications, including secure logon, digitally signed email and secure forms. In doing so, users and administrators can have the highest level of trust in their secure communications and transactions. Company’s credential validation products also include the Validation Authority Server Validation Extensions, Pathbuilder and Responder Appliance.

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

Customers use ActivIdentity ActivClient™ to secure workstations with smart cards and smart USB tokens, ActivIdentity ActivClient™ for Common Access Card to do the same in the U.S. federal government, ActivIdentity SecureLogin™ Single Sign-On to provide comprehensive enterprise single sign-on and password management capabilities, or ActivIdentity™ Authentication Client to offer additional authentication, user, and management services, and the Desktop Validation Client provides the means for applications to validate the status of a digital certificate when a client requests access to a secure resource or wants to execute a secure transaction.

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

RESULTS OF OPERATIONS

REVENUE

Revenue by Product Type:

Revenue by product type for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was as follows (amounts in thousands):

	Three Months Ended June 30,		$	%
	2010	2009	Change	Change
Product Mix:
Software	$4,434	$6,888	$(2,454)	-36%
Hardware	3,170	3,245	(75)	-2%
Service	6,004	5,236	768	15%
Total revenue	$13,608	$15,369	$(1,761)	-11%

Product Mix (as % of total revenue):
Software	33%	45%
Hardware	23%	21%
Service	44%	34%
	100%	100%

Revenue by product type for nine months ended June 30, 2010 as compared to nine months ended June 30, 2009 was as follows (amounts in thousands):

	Nine Months Ended June 30,		$	%
	2010	2009	Change	Change
Product Mix:
Software	$15,618	$18,405	$(2,787)	-15%
Hardware	9,871	12,196	(2,325)	-19%
Service	17,015	17,199	(184)	-1%
Total revenue	$42,504	$47,800	$(5,296)	-11%

Product Mix (as % of total revenue):
Software	37%	38%
Hardware	23%	26%
Service	40%	36%
	100%	100%

Software revenue is comprised of revenue driven from the sales of software licenses and revenue from professional services required to perform significant production, modification or customization of our licensed software. Software revenue declined by $2.5 million (or 36%) and $2.8 million (or 15%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago.  The decrease was primarily due to the decline in software revenue in the EMEA region and completion of a customized software project in 2009.

Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement revenue of related software products. Hardware revenue decreased by $0.08 million (or 2%) and $2.3 million (or 19%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease for the nine months ended June 30, 2010, compared to the same period a year ago, was primarily driven by a decrease in our token sales in Asia Pacific and smart card and reader sales in EMEA and North America.

Service revenue is comprised of post-contract customer support and professional services that do not involve significant production, modification or customization of our licensed software, including installation, training and consulting. Service revenue increased by $0.8 million (or 15%) and decreased by $0.2 million (or 1%), during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The increase in service revenue for the three months ended June 30, 2010, compared to the same period a year ago, was primarily driven by higher maintenance contracts primarily in North America and increase in professional services driven by projects from the U.S. government and our U.S. enterprise customers.

Revenue by Geography:

Revenue by geography for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was as follows (amounts in thousands):

	Three Months Ended June 30,		$	%
	2010	2009	Change	Change
Geographic Mix:
North America	$8,318	$7,073	$1,245	18%
EMEA	4,684	6,489	(1,805)	-28%
Asia Pacific	606	1,807	(1,201)	-66%
Total revenue	$13,608	$15,369	$(1,761)	-11%

Geographic Mix (as % of total revenue):
North America	61%	46%
EMEA	34%	42%
Asia Pacific	5%	12%
	100%	100%

Revenue by geography for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was as follows (amounts in thousands):

	Nine Months Ended June 30,		$	%
	2010	2009	Change	Change
Geographic Mix:
North America	$22,609	$21,831	$778	4%
EMEA	17,815	20,679	(2,864)	-14%
Asia Pacific	2,080	5,290	(3,210)	-61%
Total revenue	$42,504	$47,800	$(5,296)	-11%

Geographic Mix (as % of total revenue):
North America	53%	46%
EMEA	42%	43%
Asia Pacific	5%	11%
	100%	100%

North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient™, the ActivIdentity ActivID™ Card Management System and ActivIdentity Secure Login™ Single Sign On, to various departments of the U.S. federal government and our enterprise customers. Revenue in North America increased by $1.2 million (or 18%) and $0.8 million (or 4%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The increase for the three months ended June 30, 2010 was primarily driven by our software revenue from the CoreStreet acquisition in December 2009 and higher maintenance contracts.

Europe, the Middle East and Africa (EMEA) revenue is primarily derived from deployments of our strong authentication suite of products, such as ActivIdentity 4TRESS™ AAA Server for Remote Access and ActivIdentity 4TRESS™ Authentication Server, and authentication devices to various enterprise and financial customers. Revenue is also derived from deployments of our smart card-based software products to various government and enterprise customers. Revenue in EMEA decreased $1.8 million (or 28%) and $2.9 million (or 14%), respectively, during the three and nine months ended June 30, 2010, compared to the same periods a year ago. The decrease was primarily the result of decreased spending by banking customers on our products.

Asia Pacific revenue is primarily derived from deployments of our strong authentication suite of products, authentication devices, and our smart card-based software products to various government, enterprise and financial customers. Revenue in Asia Pacific decreased by $1.2 million (or 66%) and $3.2 million (or 61%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease was driven primarily by a decrease in software customization revenue as a project related to the issuance of smart card driver’s licenses nears completion and a decrease in token sales to the Asian banking sector.

COST OF REVENUE

Cost of revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was as follows (amounts in thousands):

	Three Months Ended June 30,		$	%
	2010	2009	Change	Change
Software	$288	$1,046	$(758)	-72%
As a percentage of software revenue	6%	15%
Hardware	1,510	1,675	(165)	-10%
As a percentage of hardware revenue	48%	52%
Service	1,945	1,716	229	13%
As a percentage of service revenue	32%	33%
Amortization of developed technology and patents	263	593	(330)	-56%
Total cost of revenue	$4,006	$5,030	$(1,024)	-20%

Cost of revenue for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was as follows (amounts in thousands):

	Nine Months Ended June 30,		$	%
	2010	2009	Change	Change
Software	$1,134	$3,227	$(2,093)	-65%
As a percentage of software revenue	7%	18%
Hardware	4,984	6,234	(1,250)	-20%
As a percentage of hardware revenue	50%	51%
Service	6,154	5,699	455	8%
As a percentage of service revenue	36%	33%
Amortization of developed technology and patents	709	1,779	(1,070)	-60%
Total cost of revenue	$12,981	$16,939	$(3,958)	-23%

Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. The cost of software revenue decreased $0.8 million (or 72%) and $2.1 million (or 65%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease in software cost of revenue was primarily driven by decreased engineering service costs incurred on a large software customization project for the issuance of smart card driver’s licenses.

Cost of hardware revenue includes costs associated with the manufacturing and shipping of product, logistics, operations, warranty costs and charges related to excess and obsolete inventory. Cost of hardware revenue decreased $0.2 million (or 10%) and $1.3 million (or 20%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease in the cost of hardware revenue was primarily driven by a lower sales volume and lower compensation and related expenses.

Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting. The cost of service revenue increased by $0.2 million (or 13%) and $0.5 million (or 8%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The cost of service revenue increased was primarily driven by higher professional services revenue with our U.S. Enterprise customers and higher compensation and related expenses.

Amortization of developed technology and patents includes amortization of technology capitalized in our acquisitions and purchase of certain patents and related intellectual property from third parties. The amortization expense decreased $0.3 million (or 56%) and $1.1 million (or 60%) for the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease was the result of certain items becoming fully amortized and is consistent with the scheduled amortization of developed technology and patents.

OPERATING EXPENSES

A substantial proportion of our operating expenses are fixed. Accordingly, a small variation in the timing of revenue recognition can cause significant variations in operating results across periods.

Sales and marketing

Sales and marketing expenses and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Sales and marketing	$4,494	$4,868	$13,328	$15,172
Percentage change from comparable prior period	-8%		-12%
As a percentage of net revenue	33%	32%	31%	32%
Headcount, end of period	75	91

Sales and marketing expenses consist primarily of salaries and other payroll expenses, stock-based compensation expense, sales commissions, travel, depreciation, allocations of facilities and information technology costs, and costs associated with marketing programs, promotions, and trade shows.

Sales and marketing expenses decreased $0.3 million (or 8%) and $1.8 million (or 12%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease in sales and marketing expenses for the three months ended June 30, 2010, compared to the same period a year ago, was primarily due to reduced compensation and related expenses and reduced allocation of facilities and information technology costs.  The decrease in sales and marketing expense for the nine months ended June 30, 2010, compared to the same period a year ago, was primarily due to reduced compensation and related expenses and commission expenses, partially offset by an increase in marketing programs expenses.

Research and development

Research and development expenses and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Research and development	$4,057	$3,398	$12,241	$11,690
Percentage change from comparable prior period	19%		5%
As a percentage of net revenue	30%	22%	29%	24%
Headcount, end of period	96	98

Research and development expenses consist primarily of salaries and other payroll expenses, stock-based compensation expense, travel, depreciation, allocations of facilities and information technology costs, and costs of components used in research, and development activities.

Research and development expenses increased by $0.7 million (or 19%) and $0.6 million (or 5%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The increase in research and development expenses for the three months ended June 30, 2010, compared to the same period a year ago, was primarily due to increases in patent and trademark expenses, compensation and related expenses, and allocation of engineering expenses to cost of revenue to support a customization of a software project in 2009.   The increase in research and development expenses for the nine months ended June, 30, 2010, compared to the same period a year ago, was primarily due to increases in patent and trademark expense, allocation of engineering expenses to cost of revenue to support a customization of a software project in 2009, partially offset by a decrease in compensation and related expenses.

General and administration

General and administration expense and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
General and administration	$2,660	$3,101	$11,439	$9,732
Percentage change from comparable prior period	-14%		18%
As a percentage of net revenue	20%	20%	27%	20%
Headcount, end of period	37	38

General and administration expenses consist primarily of the following costs related to administration, finance, human resources and legal: salaries and other payroll expenses, stock-based compensation expense, travel, depreciation, allocations of facilities and information technology costs, professional fees related to legal, audit and accounting services, and costs associated with Sarbanes Oxley Act compliance.

General and administration expenses decreased $0.4 million (or 14%) and increased $1.7 million (or 18%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease in general and administration expenses for the three months ended June 30, 2010, compared to the same period a year ago, was primarily due to a franchise tax credit and decrease in office rental expenses as a result of amended lease agreements in the U.S. and France, partially offset by an increase in compensation and related expenses.  The increase in general administration expense for the nine months ended June 30, 2010, compared to the same period a year ago, was primarily due to increases in legal and professional service expenses related to intellectual property litigation with Intercede, partially offset by a franchise tax credit and decrease in office rental expenses as a result of amended lease agreements in the U.S. and France.

Restructuring expense (net of recoveries)

Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any.

There was no restructuring activity for the three months ended June 30, 2010.  There was an adjustment of $0.4 million made to the restructuring expense during the nine months ended June 30, 2010 as a result of the amendment of a facilities lease agreement and projected termination of the sublease for a portion of the office building for which the restructuring reserve was recorded in prior periods. No such adjustment was recorded during the three and nine months ended June 30, 2009.

Amortization of other intangible assets

Other intangible assets, namely customer relationships and trade names, were capitalized in connection with the Company’s acquisitions. During the three and nine months ended June 30, 2010, amortization of other intangible assets was $0.3 million and $0.7 million, respectively as compared to $0.04 million and $0.1 million, respectively, during the same periods a year ago.

The amortization expense during the three and nine months ended June 30, 2010 increased as compared to the same periods a year ago as a result of additional amortization expense of recently acquired amortizable intangible assets from the Company’s acquisition of CoreStreet during the first quarter of fiscal 2010 partially offset by certain items becoming fully amortized. Refer to Note 11 of notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details.

OTHER INCOME, NET

Other income, net and period-over-period changes were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Interest income	$103	$285	$484	$1,465
Percentage change from comparable prior period	-64%		-67%
As a percentage of net revenue	1%	2%	1%	3%

Other non-operating income (expense)	$1,429	$2,108	$2,760	$(1,053)
Percentage change from comparable prior period	-32%		-362%
As a percentage of net revenue	11%	14%	6%	-2%

Total other income, net	$1,532	$2,393	$3,244	$412

Other income, net consists of interest income on the Company’s cash, cash equivalents, marketable securities and investments, foreign exchange gains and losses primarily caused by the revaluation of inter-company balances and gains and losses on the sale of investments.

Interest income decreased $0.2 million (or 64%) and $1.0 million (or 67%) during the three and nine months ended June 30, 2010, respectively, compared to the same periods a year ago. The decrease in interest income was due primarily to lower average cash invested and lower average prevailing market interest rates during the three and nine months ended June 30, 2010 compared to the same periods a year ago.

Other non-operating income of $1.4 million for three months ended June 30, 2010 primarily consisting of a realized gain from the sales of auction rate securities partially offset by net foreign exchange losses caused by the revaluation of cash and cash equivalents, receivables and payables denominated in non-functional currencies on the balance sheets of our foreign entities, and write down of marketable securities. Other non-operating income of $2.1 million for the three months ended June 30, 2009 was primarily related to foreign exchange gains as the U.S. dollar weakened against the Euro, British pound, and the Australian dollar.  The largest percentage of gains during the three months ended June 30, 2009 against the U.S. dollar were seen in the British pound and Australian dollar of 14% and 15%, respectively.

During the nine months ended June 30, 2010, other non-operating income was $2.8 million due to a realized gain of $4.1 million on the sale of long-term investments in auction rate securities with a net book value of $10.8 million, which was sold for $14.9 million, partially offset by impairment of marketable securities of $0.3 million and net foreign exchange losses of $1.1 million. During the nine months ended June 30, 2009, the other non-operating expense of $1.1 million was primarily related to foreign exchange losses on the revaluation of assets and liabilities denominated in non-functional currencies on the balance sheets of our foreign entities.

INCOME TAX BENEFIT

During the three and nine months ended June 30, 2010, the Company has recorded an income tax benefit of $0.2 million and $0.09 million, respectively, as compared to an income tax benefit of $0.8 million and $0.1 million, respectively, during the same periods a year ago. Refer to Note 15 in the notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

NON-CONTROLLING INTEREST

Non-controlling interest represents the non-controlling interest share in the consolidated net income or loss of ActivIdentity Europe S.A.

LIQUIDITY AND CAPITAL RESOURCES

The following sections discuss the effect of changes in our balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, RESTRICTED CASH AND INVESTMENTS

The following table summarizes our cash, cash equivalents, marketable securities, restricted cash and investments (amounts in thousands):

	June 30,	September 30,	Increase
	2010	2009	(Decrease)
Cash and cash equivalents	$73,597	$75,624	$(2,027)
Marketable securities	3,780	3,100	680
Restricted cash (long-term)	1,713	1,746	(33)
Investments (long-term)	—	11,752	(11,752)
	$79,090	$92,222	$(13,132)

The portfolio of cash, cash equivalents, marketable securities and restricted cash is managed by several financial institutions.  The decrease of $13.1 million was attributable primarily to (i) $12.8 million of cash paid, net of cash acquired, in relation to the CoreStreet acquisition, (ii) $1.7 million used in operating activities, net, (iii) cash received from the sale of investments in ARS for the amount of $14.9 million, (iv) $1.7 million for our stock repurchase program, and (v) $11.8 million reduction in investments was the result of sale of some ARS and classification of remaining ARS as marketable securities. Refer to Note 5 of the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details of our investment portfolio.

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

The following table summarizes cash inflows/outflows by category (amounts in thousands):

	Nine Months Ended June 30,		Increase
	2010	2009	(Decrease)
Net cash provided by (used in) operating activities	$(1,728)	$461	$(2,189)
Net cash provided by investing activities	1,861	4,660	(2,799)
Net cash used for financing activities	(1,714)	—	(1,714)
Effect of exchange rate changes on cash and cash equivalents	(446)	98	(544)
	$(2,027)	$5,219	$(7,246)

Operating Activities

Net cash used in operating activities of $1.7 million for the nine months ended June 30, 2010 was comprised of a net loss of $4.5 million partially offset by $2.5 million of non-cash related net expense and a $0.2 million change in our net operating assets and liabilities.  Net cash provided by operating activities of $0.5 million for the nine months ended June 30, 2009 was primarily comprised of $5.7 million in non-cash related expense offset by a net loss $5.2 million.

Investing Activities

Net cash provided by investing activities of $1.9 million for the nine months ended June 30, 2010 was primary due net proceeds received from the sales and maturities of investment/marketable securities of $14.9 million, partially offset by $12.8 million in cash used for the acquisition of CoreStreet and $0.3 million of purchases for property and equipment.  Net cash provided by investing activities of $4.7 million for the nine months ended June 30, 2009 was primary due to net proceeds received from the sales of marketable securities of $6.2 million, partially offset by a $1.4 million long-term deposit classified as restricted cash and $0.1 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $1.7 million for the nine months ended June 30, 2010 was primarily for our stock repurchase program.  There was no financing activity during the nine months ended June 30, 2009.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations under facility leases at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (amounts in thousands):

		Less than			More than
	Total	1 Year (1)	1 to 3 Years	3 to 5 Years	5 years
Operating leases	$10,313	$351	$4,401	$2,491	$3,070

(1)                      Represents remaining three months of fiscal 2010.

Refer to Note 17 of notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of operating leases.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 in the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the expected impact of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The above discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance U.S. generally accepted accounting principles (U.S. GAAP)for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X.  We believe there are several accounting policies that are critical to understanding the consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates.  We have reviewed the critical accounting policies and their application in the preparation of the financial statements and related disclosures with the Audit Committee of the Board of Directors. The critical accounting policies and estimates are described below. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.  The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009, as amended.

Revenue Recognition

We recognize revenue in accordance with U.S. GAAP, as set forth in:

•                  ASC 985-605 (formerly known as and comprised of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2”, “Software Revenue Recognition, With Respect to Certain Transactions” and EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software)”,

•                  ASC 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables)”,

•                  ASC 605-35 (formerly known as and comprised of Accounting Research Bulletin No. 45 (ARB 45), “Long-Term Construction-Type Contracts”, SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts)”,

•                  SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, and

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

Loss Contingencies

We record loss contingencies in accordance with Accounting Standards Codification Topic No. 450 (ASC 450). ASC 450 10 5 establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to profit and loss and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (reserves for general contingencies) are not permitted.

Restricted Cash

Under the terms of a software development contract with a customer, we provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.  At June 30, 2010, restricted cash, classified as non-current, included $1.7 million of financial guarantees secured by a term deposit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Estimates are used for, but not limited to, the fair value of investments, the provision for doubtful accounts, obsolete and excess inventories, depreciation and amortization, valuation of intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation, and contingencies.

Goodwill

In accordance with Accounting Standards Codification Topic No. 350 (ASC 350) “Intangibles — Goodwill and Other”, goodwill is not amortized. Instead, goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, we periodically assess goodwill for impairment. Goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill during the fourth quarter of our fiscal year, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company’s sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. The Company will conduct its first annual impairment test of goodwill, recorded in connection with its acquisition of CoreStreet in December 2009, in the fourth quarter of the fiscal year ending September 30, 2010. The first step (Step 1) in this analysis is to compare the carrying value of the Company’s sole reporting unit, which approximates the Company’s total stockholders’ equity balance, to its fair value based on the market value of the Company’s common stock. If the carrying value exceeds the fair value as a result of Step 1, the Company will need to complete Step 2 of the impairment test, which requires the Company to estimate the implied fair value of goodwill and compare that implied fair value to the carrying value of goodwill, which could result in a write-down of recorded goodwill. As of June 30, 2010, the fair value of the Company’s common stock exceeded stockholders’ equity by approximately 10%. However, there is a reasonable possibility that the Company will fail Step 1 of its annual impairment test in the fourth quarter and have to conduct Step 2 in order to determine if there is any impairment to the carrying value of goodwill.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company is exposed to currency exchange fluctuations as it sells products and incurs expenses globally. The Company manages the sensitivity of international sales by denominating transactions in U.S. dollars, Euros, Australian dollars and British pounds.  A natural hedge exists in some local currencies to a limited extent as local currency denominated revenue offsets some of the local currency denominated operating expenses. The fluctuation of foreign currencies resulted in a foreign currency exchange loss of $0.5 million and $1.1 million in the three and nine months ended June 30, 2010, respectively, and a loss of $2.1 million and $1.1 million in the three and nine months ended June 30, 2009, respectively, as recorded in the condensed consolidated statements of operations as a component of other income (expense), net.

During the three and nine months ended June 30, 2010, approximately 71% and 66%, respectively of total sales were invoiced in U.S. dollars.  Although the Company incurs a majority of expenses in U.S. dollars, approximately 37% and 38% of its expenses during the three and nine months ended June 30, 2010, respectively, are denominated in other currencies, primarily in Euros and British pounds. Because more revenue is U.S. dollar-denominated than expenses, a decline in the value of the U.S. dollar could adversely affect operating results.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of significant cash, cash equivalents and marketable securities. The rate of return that the Company may be able to obtain on marketable securities will depend on market conditions at the time these investments are made and may differ from the rates secured in the past.

At June 30, 2010, the Company held $73.6 million of cash and cash equivalents, $3.8 million in marketable securities and $1.7 million in long-term restricted cash for a total of $79.1 million. Refer to Notes 4 and 5 of the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details of our investment securities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains cash, cash equivalents, and restricted cash with high credit quality financial institutions, term deposits and ARS consisting of closed-end mutual funds and a student loan agency.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer (CEO) and principal financial officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

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

Definition of Disclosure Controls

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with U.S. GAAP. To the extent that components of the Company’s internal control over financial reporting are included within its disclosure controls, they are included in the scope of the Company’s annual controls evaluation.

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

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, “Intercede”). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede’s counterclaims and to strike certain of Intercede’s defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede’s counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company’s motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims.  On December 22, 2009, Intercede filed a claim in the U.K. High Court of Justice for revocation of Patent EP [UK] 0 981 803 and a declaration of non-infringement.  On March 25, 2010, the Company and Intercede entered into a patent license agreement on mutually acceptable terms. This patent license agreement settles the patent infringement case brought by ActivIdentity before the U.S. District Court of Northern California, and a related case brought by Intercede in the United Kingdom High Court. Based on this agreement, all lawsuits over the “360 patents” (ActivIdentity U.S. patent 6,575,360 and ActivIdentity patent EP [UK] 0 981 803) were promptly dismissed, bringing an end to all patent infringement litigation between the two companies.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at June 30, 2010 or September 30, 2009.

As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors and officers’ liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at June 30, 2010 or September 30, 2009.

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

We have not achieved profitability and we may incur losses for the foreseeable future. For the nine months ended June 30, 2010 and 2009, we incurred losses of approximately $4.5 million and $5.2 million, respectively. As of June 30, 2010 our accumulated deficit was $333.1 million, which represents our net losses since inception. Although we had approximately $79.1 million in cash and cash equivalents, and investments as of June 30, 2010, we may not be able to raise additional capital in the event that our current cash and cash equivalents are insufficient.

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

Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and OEMs. Historically, we have experienced a concentration of revenue in certain of our channel partners and customers. For the nine months ended June 30, 2010 and 2009, one customer accounted for 11% and 10%, respectively, of our total revenue. Additionally, a substantial portion of our total product revenue is generated from the governmental sector. For the nine months ended June 30, 2010 and 2009, worldwide government business accounted for approximately 24% and 19%, respectively, of total product revenue. Although government spending is currently high in light of various economic recovery initiatives, diversion of government resources to economic recovery programs and reductions in state and local government spending may harm our business. We expect future revenue variability in this sector due to fluctuations in government ordering patterns and frequent delays associated with larger programs.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates, which could adversely affect our results of operations and financial condition. International revenue and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During the nine months ended June 30, 2010 and 2009, markets outside of North America accounted for 47% and 54%, respectively, of total revenue.

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

While we present our financial statements in U.S. dollars, a significant portion of our business is conducted outside of the United States and we incur a significant portion of our expenses in Euros, Australian dollars and British pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our future operating results. Due to fluctuations in foreign currencies we recorded a loss of $1.1 million and $0.8 million during the nine months ended June 30, 2010 and 2009, respectively, on our consolidated statements of operations.

We invest in securities that are subject to market risk and problems in the financial markets could adversely affect the value of our assets.

At June 30, 2010, we held $3.8 million of ARS in our investment portfolio classified as marketable securities. The original cost of these ARS was $4.2 million. We believe the valuation of our ARS holdings at June 30, 2010 approximate the fair value.

We believe we have made reasonable judgments in our valuation exercise. If the relevant assumptions, estimates, or the related analyses still prove incorrect or, if due to additional information received in the future, management’s conclusions change, we may be required to change the recorded value of these securities, or other securities that make up the investment portfolio and recognize additional impairment charges.

We rely on certain key employees and have faced challenges in the past with employee turnover in senior management. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted. Employee turnover could adversely impact our revenue, costs and productivity.

In recent years, there has been significant and recurring turnover in all levels of management. In March 2008, our Chief Financial Officer, Mark Lustig, announced his resignation, effective in May 2008. In April 2008, Grant Evans became our Chief Executive Officer following the resignation of Thomas Jahn. In August 2008, we hired a new Chief Financial Officer / Chief Operating Officer, Jacques Kerrest. In November 2008, our President, Yves Audebert, left the Company and in July 2010, Michael Sotnick, our Executive Vice President, Worldwide Sales and Field Operations, left the Company. We may experience further turnover in management in the future and, as a result, we face challenges in effectively managing our operations during these periods of transition. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted.

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

As of June 30, 2010, we have $9.6 million of intangible assets and $9.4 million of goodwill, representing 8% and 8%, respectively of our total assets. If the enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation, the evaluation could result in an impairment of goodwill and/or other intangible assets charge if the circumstances indicate that impairment may exist. Also, if our estimates of future undiscounted cash flows to be derived from the use of our intangible assets drop below the carrying value of intangible assets, an additional impairment charge may be required.  Our annual impairment analysis will be performed during the Company’s fourth fiscal quarter ending September 30, 2010.

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

We sometimes contract with third parties to provide development services to us, and we routinely ask them to sign agreements that require them to assign intellectual property to us that are developed on our behalf. However, there is a risk that they will fail to disclose to us such intellectual property, or that they may have inadequate rights to such intellectual property. This could happen, for example, if they failed to obtain the necessary invention assignment agreements with their own employees.

We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. See Item 1 - Legal Proceedings.

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

•  Shareholders that hold relatively large interests in our company decided to dispose of their shares because the results of the acquisition are not consistent with their expectations;

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

The following table provides the specified information about the repurchase of shares under the Company’s shares repurchase program:

				Maximum number (or
			Total number of	approximate dollar value)
			shares purchased as	of shares that may
		Average price	part of publicly	yet be purchased
	Total number of shares purchased	paid per share	announced plans or programs	under the plans or programs

May 7, 2010 - May 28, 2010	338,100	$2.39	338,100	$9,190,412

June 1, 2010 - June 25, 2010	406,000	$2.24	406,000	$8,281,312

	744,100	$2.31	744,100

In February 2010, the Board of Directors authorized a stock repurchase program to purchase up to $10 million or approximately 8% of its outstanding shares of common stock in the open market.  Refer to Note 8 in our notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, ActivIdentity Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 6th day of August 2010.

ActivIdentity Corporation

By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer