Form 10-K
period 2010-09-30
ACTIVIDENTITY CORP
filed 2010-12-10
CIK 1183941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of Registrant's common stock, $0.001 par value per share, held by non-affiliates of the Registrant on March 31, 2010, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $135 million based upon the closing sales price of the common stock as reported on the NASDAQ Global Market on such date. Shares of the Registrant's common stock held by officers subject to section 16(b) filing requirements, directors and holders of five percent or more of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 11, 2010, the Registrant had outstanding 47,199,642 shares of common stock.

Documents Incorporated by Reference

          Certain information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer's definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Stockholders.

ACTIVIDENTITY CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2010

        The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, expected operating results, and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we disclaim any intent to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward- looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Risk Factors," and elsewhere in this Annual Report.

PART I

ITEM 1:    BUSINESS

Overview

        ActivIdentity™ Corporation (the "Company" or "ActivIdentity" and also referred to as "we" or "our") is a global leader in strong authentication and credential management, providing solutions to confidently establish a person's identity when interacting digitally. For more than two decades, the Company's experience has been leveraged by security minded organizations in large scale deployments such as the United States Department of Defense, Nissan, and Saudi Aramco. The Company's customers have issued more than 100 million credentials, securing the holder's digital identity. ActivIdentity solutions include a fully integrated platform that enables the organizations to issue, manage and use identity devices and credentials for secure access, secure communications and legally binding digital transactions. In general, ActivIdentity solutions deliver multiple benefits, including increased digital and physical security, protection against online fraud, enhanced business process efficiencies, secure access to digital assets and a pathway to regulatory compliance.

        ActivIdentity, formerly known as ActivCard Corp., was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivIdentity's Common Stock is publicly traded on The NASDAQ Global Market under the symbol "ACTI."

        ActivIdentity delivers solutions today in three primary markets: Enterprise, Government and Commerce.

        Enterprise Market Solutions:    As a leader in establishing trusted online identities, ActivIdentity's Identity Assurance enterprise access solution (a) gives users universal access with one card or credential; (b) authenticates to a PC, network, application, facility door or copier; (c) digitally signs emails or encrypts data and (d) leverages the same strong credential to access logical and physical systems. The ActivIdentity Strong Authentication enterprise solution for remote access provides security and compliance assurance in an open, standards-based solution. ActivIdentity's solutions make it easy to deploy and support the broadest range of authentication methods such as hardware tokens and software tokens deployed on a variety of devices, including smartphones.

        Government Market Solutions:    ActivIdentity works with over 200 government agencies in the U.S., Europe, Asia, Australia, and beyond to develop and deploy the most trusted identity assurance solutions in the world. These solutions provide governments the ability to trust the identity of the users accessing their agency resources. For example, Personal Identity Verification ("PIV") compliant credentials, created and managed by ActivIdentity technology, support secure access to multiple physical and logical assets across agencies and for non-government employees accessing government resources.

        Commerce Market Solutions:    ActivIdentity has substantial experience helping regional and global banks around the world in offering their customers secure and convenient online banking. ActivIdentity provides a solution that is easy to deploy and supports the broadest range of authentication methods, including one-time password tokens, mobile authentication, EMV cards and certificate-based authentication, as well as strong passwords and DeviceID. Our 4TRESS Authentication Server, available as an appliance or as a local installation, is complemented by a proven portfolio of one-time password tokens, smartcards and USB keys, enabling us to offer our customers a complete solution based on open standards that is scalable, secure and simple to implement.

        On December 14, 2009, the Company completed the acquisition of CoreStreet. CoreStreet is a provider of public key infrastructure ("PKI") certification technology, distributed identity credential validation systems, and physical access control products. Their products are used primarily by federal and state agencies in the United States.

        We operate on a fiscal year ending September 30. For convenience in this Annual Report, we refer to the fiscal year ended September 30, 2008 as fiscal 2008, the fiscal year ended September 30, 2009 as fiscal 2009 and the fiscal year ended September 30, 2010 as fiscal 2010.

Recent Developments

        On October 11, 2010, the Company, ASSA ABLOY Inc. ("ASSA ABLOY") and FitAcquisition, Inc., a wholly owned subsidiary of ASSA ABLOY ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company. As a result of the merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of ASSA ABLOY. ASSA ABLOY has indicated its intent after the merger to make the Company part of ASSA ABLOY's HID Global business.

        Upon consummation of the merger, each share of Company Common Stock issued and outstanding immediately prior to the merger (other than (i) shares owned by ASSA ABLOY or Merger Sub, or by any direct or indirect wholly owned subsidiary of ASSA ABLOY or Merger Sub and (ii) shares to which appraisal rights are properly sought) and each share of Company common stock subject to restricted stock unit awards, whether vested or unvested, will be converted into the right to receive $3.25 in cash, without interest. Options to acquire shares of Company common stock outstanding immediately prior to the consummation of the merger, whether vested or unvested, will be converted into the right to receive an amount in cash, without interest, equal to the product of (A) the excess, if any, of $3.25 over the exercise price per share attributable to such option and (B) the total number of shares of Company common stock issuable upon exercise in full of such option.

        The completion of the merger is subject to customary conditions, including without limitation, (i) the approval of the merger by the Company's stockholders, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which on November 2, 2010, ActivIdentity was notified that early termination of the applicable waiting periods has been granted, and (iii) receipt of other required foreign antitrust approvals. In addition, ASSA ABLOY's obligation to consummate the merger is subject to the Company having at least $68 million in "Company Available Net Cash" (as defined in the Merger Agreement). The Company distributed a definitive proxy statement related to approval of the Merger Agreement and related matters on November 12, 2010 and has scheduled a Special Meeting of Stockholders to be held December 16, 2010. Pending receipt of stockholder approval, we expect the merger to be completed promptly thereafter.

        Beginning on October 12, 2010, several putative class action lawsuits were filed purportedly on behalf of ActivIdentity's stockholders in the Superior Court of Alameda County, California, the Delaware Chancery Court, the United States District Court for Northern California and the United States District Court in Delaware. The complaints name ActivIdentity and each member of the ActivIdentity Board as defendants. The lawsuits allege a variety of claims, including that our board members breached fiduciary duties owed to ActivIdentity stockholders by failing to engage in a fair process and failing to maximize stockholder value in approving the Merger. Several of the complaints also allege that ActivIdentity aided and abetted the members of the ActivIdentity Board in the alleged breach of their fiduciary duties. The Plaintiffs seek relief that includes, among other things, an injunction prohibiting the consummation of the Merger, rescission—to the extent the Merger terms have already been implemented, and the payment of plaintiffs' attorneys' fees and costs. On December 9, 2010, ActivIdentity and the defendants in a number of the actions entered into a memorandum of understanding which provides for the settlement and dismissal with prejudice of such actions, subject to customary conditions, including completion of appropriate settlement documentation, consummation of the merger and all necessary court approvals.

Market Trends

        There are a variety of market trends that stimulate demand for strong authentication and credential management solutions:

Compliance

        Compliance can be seen as a new driver for deployment of strong authentication as it enables a pathway to tamper-proof auditing trails to track who did what and when. Regulatory requirements and economic realities are pressuring organizations to secure access to applications and networks. Many industry standards and government regulations now deem static passwords as inadequate and establish guidance that multi-factor authentication should replace single factor authentication. The Sarbanes-Oxley Act ("SOX"), recommendations from the Federal Financial Institutions Examination Council, and the Health Insurance Portability and Accountability Act have led organizations to use stronger forms of authentication to mitigate fraud and protect customer information and patient privacy.

Internal Threat Risk

        While static passwords continue to dominate as the primary mechanism for identity verification, they create numerous issues for users and organizations alike. Static passwords are often created by users to be easily remembered, making them vulnerable to guessing, social engineering, and brute force dictionary attacks. Even static passwords created under a stringent policy are vulnerable because users write them down and display them in open areas. A key security concern with static passwords is the fact that a compromise (via keystroke logger or network sniffer) often goes undetected, introducing unknown risks to the organization. Since the economic downturn, the internal risk for many organizations has increased dramatically:

  •
  According to the 2010 Verizon Data Breach Investigation Report, stolen credentials were the most common way of gaining unauthorized access into organizations in 2009. 38% of network breaches involved stolen passwords and 86% of the records compromised were from attacks involving stolen credentials.

  •
  According to the PriceWaterhouseCoopers 2011 Global State of Information Security Survey, the business impacts from security breaches, from financial loss to compromises to brands and reputations, have increased as much as 233% over the last four years.

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

Product Lines and Services

        ActivIdentity provides key building blocks for securing IT infrastructures and digital transactions to defend against security threats and identity fraud and at the same time increase an organization's resource utilization, improve productivity, and maximize return on investment.

        ActivIdentity offers five product lines that are the foundation for its solutions:

Strong Authentication

        ActivIdentity Strong Authentication suite of products enables organizations to securely address a variety of end-user access control scenarios, ranging from remote access via virtual private networks ("VPN") and secure access to Web-based applications, to secure access to data and applications on a local network.

        ActivIdentity offers two distinct Strong Authentication platforms for organizations that are seeking to implement a cost-effective, flexible, and scalable solution. ActivIdentity 4TRESS™ AAA Server for Remote Access addresses the security risks associated with a mobile workforce accessing systems and data remotely. ActivIdentity 4TRESS™ Authentication Server offers support for many authentication methods (e.g., user name and password, knowledge based authentication, one-time password ("OTP"), and PKI certificates) and diverse audiences across a variety of service channels, making it the preferred versatile authentication platform for customer facing transactions and enterprise authentication needs.

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

Authentication Devices

        Organizations' strong authentication needs vary widely based on transaction risks, deployment scenarios, and user communities. ActivIdentity offers a broad range of authentication devices that interoperate with its Strong Authentication and Credential Management products. These devices include the ActivIdentity line of OTP Tokens and other third party devices such as Smart Cards, Smart Card Readers, Smart USB Tokens, Display Card Tokens, Soft Tokens and Hardware Security Modules.

Physical Access Products

        The Company provides technology for the convergence of information technology ("IT") and physical security. The Company provides developer kits to physical access control system ("PACS") vendors to enable their products with Federal Information Processing Standards 201 ("FIPS-201") functionality using the F5 Solution and low cost access control with Card-Connected™ technology. This enables PACS manufacturers and their integrators to enable their products to meet government requirements for FIPS-201 compliance. The Card-Connected Technology uses strong cryptography to extend central access control to standalone doors and mobile locks at a fraction of the cost.

Services

        ActivIdentity offers training, implementation, onsite support and ongoing architecture assessment services to guide and support organizations. Professional services are offered to ensure that the deployments of ActivIdentity solutions meet an organization's security, compliance, and vulnerability management needs. Training programs help an organization learn quickly how to configure, administer, and optimize ActivIdentity strong authentication and credential management solutions in its network environment.

Customers

        Our customers include primarily large scale organizations in the technology, government, manufacturing, banking and financial services industries.

        For fiscal 2010, 2009 and 2008, we had one customer that accounted for more than 10% of our total revenue.

        At September 30, 2010, we had one customer's receivable balance that accounted for an aggregate of 12% of total accounts receivable. At September 30, 2009, our two largest customers' receivable balances accounted for an aggregate of 30% of total accounts receivable. We extend credit to these customers, and management believes that the receivable balances from these large customers are collectible based on our assessment of their creditworthiness, account aging and past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

Sales, Services, and Marketing

        Our sales and marketing efforts are aimed at building long-term relationships with our customers. We market and sell our products and technologies through our worldwide direct sales force and through a network of partners including SIs, Original Equipment Manufacturers ("OEMs"), Value Added Distributors ("VADs"), and Value Added Resellers ("VARs"). Our direct sales force focuses on the top 2,000 companies worldwide and government agencies, working in concert with our channel sales and business development teams supporting initiatives with our SI, OEM, VAD and VAR partners.

        In addition to sales and service offices in the United States, we conduct sales, marketing, and services out of wholly owned subsidiaries or branches in other countries, including the United Kingdom, France, Germany, Singapore, and Australia. International revenue accounted for approximately 46%, 53%, and 58% of our total revenue in fiscal 2010, 2009, and 2008, respectively. We maintain an export compliance program that is designed to meet the requirements of U.S. export laws and regulations.

        ActivIdentity provides technical support from offices located in the U.S., France, and the United Kingdom. These offices provide third level technical support to end users, integrators, and distribution partners, who, in turn, provide first level and second level support to their end users and customers. We offer certification training programs and have established a worldwide "ActivIdentity Channel Partner Program." The third level support we provide includes email, telephone, and online support services to answer inquiries related to implementation, integration, and operation of our products and technologies. Our standard practice is to provide a one-year warranty on hardware and ninety days on software products.

        We have organized our marketing efforts into three functional groups to support our business strategies as follows:

Solutions Marketing

        The solutions markets team is responsible for synthesizing data from key customers, partners, and industry analysts to assist us in defining next generation solutions/products. Furthermore, the solutions markets team develops all sales and market messaging, positioning, collateral, and selling tools to enable our sales force and channel partners to capitalize on market opportunities and effectively position and sell our products.

Channel Marketing

        Our channel marketing organization defines and implements integrated marketing programs to increase brand and product awareness, as well as capture mindshare and enthusiasm for ActivIdentity solutions with our channel partner sales forces.

Corporate Marketing

        Corporate marketing efforts include public relations, Internet, telemarketing, trade shows, online advertising, email campaigns, channel promotions, associations marketing, and seminars. Our marketing programs target global 2000 companies and government decision makers, information technology managers and service providers using a high value approach addressing business problem solving and return on investment.

Competition

        We compete in the strong authentication, credential management, security clients and authentication devices markets. We compete with numerous companies in each of these technology categories. The overall number of our competitors may increase and the identity and composition of competitors may change over time.

        The worldwide market for identity management is highly competitive. In each of our product categories, we face competition from established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have, such as RSA Security (the Security Division of EMC), VeriSign, SafeNet, IBM, Passlogix, Thales Group, Intercede Group, and Vasco Data Security International. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

        We believe that we compete favorably with respect to the principal factors affecting competition in our product segments, which include system performance, ease of use, reliability, installed base, technical service and support, product functionality, scalability, flexibility, use of open standards, return on investment, and total cost of ownership. We believe that, while price and delivery are important competitive factors, the customers' overriding requirement is for systems that are easily and effectively incorporated into their existing ecosystem and enhance productivity.

Industry Associations

        As a leading innovator in strong authentication and credential management, ActivIdentity is dedicated to driving industry standards. ActivIdentity belongs to a range of trade groups, industry associations and standards organizations to advance interoperability, ensure the highest technical standards, and promote innovative strong authentication and credential management technologies now and in the future.

        As of September 30, 2010, ActivIdentity participated in the following industry associations:

  •
  GlobalPlatform (GP)

  •
  The Smart Card Alliance

  •
  Initiative for Open AuTHentication (OATH)

  •
  Kantara Initiative

  •
  American National Standards Institute (ANSI)

  •
  Transglobal Secure Collaboration Program (TSCP)

  •
  Intellect

Intellectual Property

        Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property.

        We rely primarily on a combination of copyrights, trademarks, service marks, trade secrets, patents, restrictions on disclosure, and other methods to protect our intellectual property. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants, and current and potential affiliates, customers, and business partners. We also generally control access to and distribution of our software, documentation and other confidential and proprietary information.

        As of September 30, 2010, we had 120 patents issued and applications for 110 pending in the U.S. and abroad, covering a wide range of our technology. From time to time, we acquire license rights under U.S. and foreign patents and other proprietary rights of third parties.

        Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

Research and Development

        We have research and development teams in Fremont, California (United States) and Suresnes (France) that are responsible for the design, development, and release of our products. The research and development function is organized into product management, product architecture, development, quality assurance, and documentation disciplines. When appropriate, we also integrate into our products third party technology that we purchase or license to shorten our time-to-market.

        The focus of our research and development efforts is to bring to market enhanced versions of our existing products, as well as new products, in order to address customer needs while maintaining compliance with government and industry standards. Our research and development expenses were $15.9 million, $15.1 million, and $18.9 million in fiscal 2010, 2009, and 2008, respectively.

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

        Our hardware products are manufactured by third party vendors based in China and Singapore. Our hardware products are shipped directly to our distribution partners and customers or to company warehouses in Fremont, California (United States), Hong Kong, Singapore, and Suresnes (France) for subsequent distribution. Software products are produced and packaged in Fremont, California (United States) and Suresnes (France).

Segment Information

        We operate in one reportable segment in which we provide management of identity solutions, and accordingly disclose segment information by geographic area only. Information regarding our revenue and property and equipment in the United States and in countries outside the United States is contained in Note—18 Segment Information to our consolidated financial statements included in this report and is incorporated in this section by this reference.

Backlog

        Our backlog for products at any point in time is not significant because products are generally delivered upon receipt of order. We do not believe that our backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and delivered in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled prior to delivery with little or no penalty.

Employees

        As of September 30, 2010 we employed approximately 218 people on a full-time basis, 111 in the United States and 107 elsewhere. Of the total, 15 were in operations and customer support, 96 were in research and development, 70 were in sales and marketing, and 37 were in general and administration.

        Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

Executive Officers

        Our executive officers as of September 30, 2010 and their ages and titles as of that date were as follows:

Name	Age	Position
Grant Evans	52	Chief Executive Officer and Chairman
Jacques Kerrest	63	Chief Financial Officer and Chief Operating Officer
John Boyer	34	Senior Vice President, Worldwide Engineering

        Grant Evans has served as our Chief Executive Officer since April 2008 and was elected to the Board in March 2008. Mr. Evans served from January 2003 to March 2007 as the Chief Executive Officer and as a Director of A4Vision, Inc., a developer and manufacturer of machine vision technology for identity security. Prior to this, he served from March 1999 to March 2002 as the Executive Vice President at Identix, a publicly traded developer and manufacturer of identification technology solutions. Mr. Evans was also previously Vice President and General Manager of Identicator Technology and was responsible for leading that company's strategic direction and launching the commercial biometric market. Mr. Evans has served as a member of the board of directors of Bioscrypt and 3VR, a security access and video surveillance control company.

        Jacques Kerrest joined the Company in August 2008 as our Chief Financial Officer and Chief Operating Officer. Prior to joining the Company, from September 2004 until March 2008, Mr. Kerrest served as the Chief Financial Officer of Virgin Media, Inc., a communications company. From June 2003 to August 2004, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, N.V., a global enterprise communications infrastructure company. From August 1997 to May 2003, Mr. Kerrest was the Senior Vice President and Chief Financial Officer of Harte-Hanks, Inc., a worldwide direct and targeted marketing company. From August 1995 to July 1997, Mr. Kerrest served as the Chief Financial Officer of Chancellor Broadcasting Company, a radio broadcasting company. From 1993 to July 1995, Mr. Kerrest was the Chief Financial Officer of Positive Communications, Inc., a private telecommunications company. Mr. Kerrest is a member of the board of directors of CKX, Inc., a company engaged in entertainment content management.

        John Boyer joined the Company in October 2001 and has served as our Senior Vice President, Worldwide Engineering since November 2008. Mr. Boyer served from October 2004 to October 2008 as our Director of Architecture and Chief Architect, from January 2003 to September 2004 as our Manager of Product Architecture, and from November 2001 to December 2002 in various engineering management positions. From March 1999 to October 2001, Mr. Boyer held various engineering roles at American Biometric Company, Ltd., a subsidiary of DEW Engineering and Development, Ltd.

Available Information

        Additional information about ActivIdentity is available on our website at www.actividentity.com. We make available free of charge on our website our Annual Report on Form 10-K, our Quarterly

Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission ("SEC"). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549, by mailing a request to the United States Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street, NE, Washington, DC 20549-0213, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

Risks Relating to the Pending Merger

         Our business and stock price may be materially and adversely affected if the merger with ASSA ABLOY is not completed.

        On October 11, 2010, we entered into a merger an agreement of merger with ASSA ABLOY and Merger Sub, which provides for the merger of Merger Sub with and into ActivIdentity, with pursuant to which ActivIdentity surviving would survive the merger as a wholly owned subsidiary of ASSA ABLOY. The announcement of the planned merger could have an adverse effect on our revenues in the near term if customers delay, defer, or cancel purchases in response to the announcement. To the extent that the announcement of the merger creates uncertainty among our current or potential customers contemplating purchases of our products or services such that several large customers, or a significant group of small customers, delay purchase decisions pending completion of the planned merger, our results of operations could be materially adversely affected, our quarterly revenues could be substantially below the expectations of market analysts and the market price for our shares of common stock could decline. Furthermore, activities relating to the proposed merger and related uncertainties could cause employees to seek alternative employment and weaken our ability to recruit qualified personnel which could detract from our ability to generate revenue and control costs.

        In addition, completion of the pending merger is subject to certain conditions, including approval by the holders of our common stock of ActivIdentity stockholders. We cannot be certain that these conditions will be met or waived, that the necessary stockholder approval will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed, we could be subject to a number of risks that may materially and adversely affect our business and stock price, including:

  •
  the diversion of our management's attention from our day to day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we might be unable to regain;

  •
  the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed;

  •
  under certain circumstances we could be required to pay ASSA ABLOY a termination fee of approximately $5.0 million;

  •
  we may experience a negative reaction to any termination of the merger from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity; and

  •
  the amount of the costs, fees and expenses and charges related to the merger.

         Restrictions on the conduct of our business prior to the completion of the pending merger with ASSA ABLOY may have a negative impact on our operating results.

        We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with ASSA ABLOY that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger.

Risks Relating to Our Business

         We have a history of losses and we may experience losses in the foreseeable future.

        We have not achieved profitability and we may incur losses for the foreseeable future. In fiscal 2010, 2009 and 2008, we incurred losses of approximately $5.7 million, $5.5 million, and $76.5 million, respectively. As of September 30, 2010, our accumulated deficit was $334.3 million, which represents our net losses since inception. Although we had approximately $78.2 million in cash and cash equivalents, and investments as of September 30, 2010, we may not be able to raise additional capital in the event that our current cash and cash equivalents are insufficient.

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

  •
  Our customers' continued growth and development of their businesses and our customers' abilities to continue as going concerns;

  •
  The ability of our customers to maintain their business;

  •
  Price competition for our products and services;

  •
  The price of our common stock; or

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

        Our customers consist primarily of medium to large enterprises, governments, system integrators, resellers, distributors, and OEMs. Historically, we have experienced a concentration of revenue in certain of our channel partners and customers. In fiscal 2010, 2009 and 2008, one customer accounted for more than 10% of our total revenue. Additionally, a substantial portion of our total product revenue is generated from the governmental sector. In fiscal 2010, 2009, and 2008, worldwide government business accounted for approximately 10%, 19%, and 20%, respectively, of total product revenue. Although government spending is currently higher in light of various economic recovery initiatives, diversion of government resources to economic recovery programs and reductions in state and local government spending may harm our business. We expect future revenue variability in this sector due to fluctuations in government ordering patterns and frequent delays associated with larger programs.

        Our operating results would be adversely affected if any of the following events occur:

  •
  The loss of significant customers;

  •
  The failure of our significant customers to pay us due to their financial difficulties or for any other reason;

  •
  The failure of any of our significant channel partners to renew their contracts upon expiration, or the termination by these partners of their contracts;

  •
  The divestiture of products or product lines, which would cause the loss of related revenue; or

  •
  Delays in orders from governmental agencies.

        We expect to continue to depend upon a small number of large customers for a substantial portion of our revenue, and the occurrence of any of the above events could further extend our reliance on remaining customers.

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

        Furthermore, the implementation process can be subject to delays resulting from issues associated with incorporating new technologies into existing networks, deployment of a new network system or preservation of existing network infrastructure and data migration to the new system. Full deployment of our technology and products for such networks, servers, or other host systems can be scheduled to occur over an extended period and the licensing of systems and products, including client and server software, smart cards, readers, and tokens, and the recognition of maintenance revenue, would also occur over this period. This can negatively impact the results of our operations in the near term, resulting in unanticipated fluctuations between periods.

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

        In addition, the digital identity market has evolving industry-wide standards. While we are actively engaged in discussions with industry peers to define what these standards should be, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. Uncertainty surrounding the Homeland Security Presidential Directive No. 12 ("HSPD 12") may affect sales of our products to government agencies. If our products do not comply with the requirements of HSPD 12, we may not be able to sell to agencies that must comply with this Directive.

         We rely on strategic relationships with other companies to develop and market our products. If we are unable to enter into additional relationships, or if we lose an existing relationship, our business could be harmed.

        Our success depends on establishing and maintaining strategic relationships with other companies to develop, market, and distribute our technology and products and, in some cases, to incorporate our technology into their products or their technology into our products. Part of our business strategy has been to enter into strategic alliances and other cooperative arrangements with other companies in the industry. We are currently involved in cooperative efforts to incorporate our products into the products of others, to incorporate their technology into our products, to jointly engage in research and development efforts, and to jointly engage in marketing efforts and reseller arrangements. To date, none of these relationships are exclusive, and some of our strategic partners have cooperative relationships with certain of our competitors.

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

        Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates that could adversely affect our results of operations and financial condition. International revenue and expenses make up a substantial portion of our business. A severe economic decline in any of our major foreign markets could make it difficult for our customers to pay us on a timely basis. Any such failure to pay, or deferral of payment, could adversely affect our results of operations and financial condition. During fiscal 2010, 2009, and 2008, markets outside of North America accounted for 46%, 53%, and 58%, respectively, of total revenue.

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

        While we present our financial statements in U.S. dollars, a significant portion of our business is conducted outside of the United States, and we incur a significant portion of our expenses in Euros, Australian dollars and British Pounds. Some revenue transactions are denominated in foreign currencies as well. Significant fluctuations in exchange rates between the U.S. dollars and foreign currencies may adversely affect our future operating results. Due to fluctuations in foreign currencies we recorded losses of $0.7 million, $0.8 million and $2.0 million in fiscal 2010, 2009 and 2008, respectively on our consolidated statements of operations.

         We rely on certain key employees. If we are not able to build and maintain a strong management team, our ability to manage and expand our business will be impacted. Employee turnover could adversely impact our revenue, costs and productivity.

        We rely on the services of Grant Evans, our Chief Executive Officer, Jacques Kerrest, our Chief Operating Officer and Chief Financial Officer, and John Boyer, our Senior Vice President Worldwide Engineering. Michael Sotnick, our Executive Vice President Worldwide Sales and Field Operations, left the company in July 2010. We may experience further turnover in management in the future and, as a result, we face challenges in effectively managing our operations during these periods of transition. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted.

        In part due to our restructuring efforts over the past several years, we have become increasingly dependent on a smaller number of employees. If key employees leave ActivIdentity, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled key employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees to fill these positions. For example, the recruiting market for experienced personnel is very competitive, and we may be limited in our ability to attract and retain key operations talent if the need should arise. New employees must learn the ActivIdentity organization, products, and procedures. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the Company, and our turnover rate may be higher if key employees decided to leave on their own accord. If turnover increases, the adverse impact of turnover could materially affect our costs, productivity, or ability to respond quickly to the competitive environment.

         We have recorded significant write downs in recent periods for impairment of acquired intangible assets and goodwill and may have similar write downs in future periods.

        During fiscal 2010, in connection with the CoreStreet acquisition, we recorded $9.4 million of goodwill on our balance sheet representing approximately 8% of our total assets. At September 30, 2009, we had no goodwill on our balance sheet. As of September 30, 2010, we had $9.1 million of other intangible assets on our balance sheet representing approximately 8% of our total assets.

        If the Company's enterprise value at a future date is lower than the enterprise value as of our last impairment evaluation, the evaluation could result in an impairment of goodwill and / or other intangible asset impairment charges if the circumstances indicate that impairment may exist. Also, if our estimates of future undiscounted cash flows to be derived from the use of our other intangible assets drop below the carrying value of such assets, an additional impairment charge may be required.

        We may terminate additional non-core activities in the future or determine that our long-lived assets or acquired intangible assets have been impaired. Any future termination or impairment related charges could have an adverse effect on our financial position and results of operations.

         While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

        We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, including those caused by human error, the circumvention of overriding controls, the violation of company policies or practices (whether negligent or willful) or fraud, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. While we believe that we have effective internal control over financial reporting, if we fail to maintain the effectiveness of our internal control including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on our stock price and business.

         Implementation of the new FASB rules and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our stated results.

        From time to time, the government, courts and financial accounting rule making bodies issue new laws or accounting regulations, or modify or reinterpret existing ones.

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

        We have been involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. See "Item 3 Legal Proceedings."

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

  •
  We may not adopt an appropriate business model for integrated businesses, particularly with respect to our "go to market" strategy;

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

  •
  We may be required to assume pre-existing contractual relationships, which may be costly for us to terminate and disruptive for our customers;

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

         Changes in, or interpretations of, tax rules and regulations may adversely affect our effect tax rates.

        We are a U.S. based multinational organization subject to income taxes in both the United States and various foreign jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorable affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability of the U.S. research and development tax credits, or by the valuation of our deferred tax assets and liabilities.

         We may have exposure to additional tax liabilities as a result of inter-company transfer pricing policies.

        As a multinational organization, we conduct business and are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment and analysis is required in determining our worldwide income tax provision and related tax liabilities. In the ordinary course of a global business, intercompany transactions and calculations result in a variety of uncertain tax positions. Our intercompany pricing policies are subject to audits in the various foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or potential tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have no unresolved staff comments as of the date of this filing.

ITEM 2.    PROPERTIES

        Our properties consist primarily of leased office facilities for sales, marketing, research and development, and support and administrative personnel. Our corporate headquarters are located in Fremont, California. The table below shows the lease expiration dates (or the applicable cancellation period) and approximate square footage of the facilities that we lease as of September 30, 2010.

Location	Area Leased	Lease Expiration
Fremont, California(1)	41,000	February 2020
Suresnes, France	21,000	June 2015
Cambridge, Massachusetts	11,500	November 2011
Canberra, Australia	1,200	July 2012

(1)
During fiscal 2010, we entered into an amendment to the lease agreement. The amendment extends the lease term to 10 years from the date of amendment, reduces the office space from 41,000 square feet to 29,000 square feet beginning December 1, 2010, suspends the monthly cash portion of the rent payments for the first eight months of the new term and significantly reduces the annual rent expense. The amendment also provides that we may terminate the lease at any point from the date of amendment, subject to a $1.2 million penalty if terminated within the first 5 years.

        We also lease various other smaller properties primarily for our sales and marketing personnel under leases, which are generally for a period of one year or less. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 15—Commitments and Contingencies to consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether valid or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

        Beginning on October 12, 2010, several putative class action lawsuits were filed purportedly on behalf of ActivIdentity's stockholders in the Superior Court of Alameda County, California, the Delaware Chancery Court, the United States District Court for Northern California and the United

States District Court in Delaware. The complaints name ActivIdentity and each member of the ActivIdentity Board as defendants. The lawsuits allege a variety of claims, including that our board members breached fiduciary duties owed to ActivIdentity stockholders by failing to engage in a fair process and failing to maximize stockholder value in approving the Merger. Several of the complaints also allege that ActivIdentity aided and abetted the members of the ActivIdentity Board in the alleged breach of their fiduciary duties. The Plaintiffs seek relief that includes, among other things, an injunction prohibiting the consummation of the Merger, rescission—to the extent the Merger terms have already been implemented, and the payment of plaintiffs' attorneys' fees and costs.

        On December 9, 2010, ActivIdentity and the individual defendants in the following actions entered into a memorandum of understanding: (i) in the Superior Court of Alameda County, California (the "Court"), captioned Vladimir Gusinsky Revocable Trust v. ActivIdentity Corp., et al., RG10541071, Lin v. ActivIdentity Corp., et al., RG10541379, Weisleder v. ActivIdentity Corp., et al., RG10541759, and Gallagher v. Evans, et al., RG10542346 (the "California State Actions"), (ii) in the United States District Court for the Northern District of California captioned Beverley & Lionel Sacks v. ActivIdentity, et al., 10-4705-JCS, and (the "California Federal Action"), and (iii) in Delaware Chancery Court captioned Tomaselli v. ActivIdentity, et al., 5928 (the "Delaware State Action")—collectively referred to herein as "the Actions." The memorandum of understanding provides for the settlement and dismissal with prejudice of the Actions, subject to customary conditions, including completion of appropriate settlement documentation, consummation of the Merger and all necessary court approvals. Although we believe that the Actions are without merit, we have entered into the memorandum of understanding to avoid any risk of materially delaying the Merger and to minimize the expense of defending the actions. The settlement and dismissal with prejudice—if completed and approved by the court—will resolve all of the claims that were or could have been brought by the plaintiffs in the Actions. In connection with the settlement and dismissal with prejudice, defendants agreed to cause to be paid to plaintiffs' counsel an amount up to $475,000 for its fees and expenses in the action, provided plaintiffs obtain court approval for any such amount. As part of the memorandum of understanding, we also agreed to file supplemental disclosures on (i) the background information leading up to the Merger, and (ii) the opinion of our financial advisor. We expect to file these supplemental disclosures on December 10, 2010.

        On October 1, 2008, the Company filed a complaint in the Northern District of California, asserting U.S. Patent No. 6,575,360 against Intercede Group PLC and Intercede Ltd. (collectively, "Intercede"). On January 16, 2009, Intercede filed their answers, including counterclaims seeking declaratory judgment of non-infringement, invalidity, and unenforceability. On February 9, 2009, the Company filed a motion to dismiss Intercede's counterclaims and to strike certain of Intercede's defenses. On March 26, 2009, Intercede filed a First Amended Answer and Counterclaims, amending their previously-asserted defenses and counterclaims, and asserting additional counterclaims for monopolization, attempted monopolization, fraud, and unfair competition. On May 15, 2009, the Company filed a second motion to dismiss Intercede's counterclaims for monopolization, attempted monopolization, fraud and unfair competition. On September 11, 2009, the Court granted in part and denied in part the Company's motion to dismiss. On September 28, 2009, Intercede filed a Second Amended Answer and Counterclaims. On December 22, 2009, Intercede filed a claim in the U.K. High Court of Justice for revocation of Patent EP [UK] 0 981 803 and a declaration of non-infringement. On March 25, 2010, the Company and Intercede entered into a patent license agreement on mutually acceptable terms. This patent license agreement settles the patent infringement case brought by ActivIdentity before the U.S. District Court of Northern California, and a related case brought by Intercede in the United Kingdom High Court. Based on this agreement, all lawsuits over the "360 patents" (ActivIdentity U.S. patent 6,575,360 and ActivIdentity patent EP [UK] 0 981 803) were dismissed, bringing an end to all patent infringement litigation between the two companies.

        The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements was recorded at September 30, 2010 or September 30, 2009.

        As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors' and officers' liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements was recorded at September 30, 2010 or September 30, 2009.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        ActivIdentity's common stock trades on the NASDAQ Global Market under the symbol "ACTI".

        The table below sets forth for the periods indicated the high and low closing sale prices of our common stock on the NASDAQ Global Market.

	High	Low
Fiscal 2010:
Quarter ended September 30, 2010	$2.39	$1.77
Quarter ended June 30, 2010	3.33	1.86
Quarter ended March 31, 2010	2.96	2.03
Quarter ended December 31, 2009	2.78	2.01
Fiscal 2009:
Quarter ended September 30, 2009	$3.04	$2.25
Quarter ended June 30, 2009	2.77	1.83
Quarter ended March 31, 2009	2.49	1.50
Quarter ended December 31, 2008	2.54	1.07

        As of November 8, 2010, ActivIdentity had 47,183,720 shares of its common stock outstanding, held on record by 170 stockholders. ActivIdentity believes there were 23,573 beneficial owners of its common stock on November 8, 2010.

        We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition, and other factors our Board of Directors may deem relevant.

        Information regarding equity compensation plans set forth in Note 2—Stock-Based Compensation to consolidated financial statements, is hereby incorporated by reference into this part II, item 5.

Stock Performance Graph

        We list our common stock on the NASDAQ Global Market. The following graph compares the cumulative total stockholder return on our common stock from September 30, 2005 through September 30, 2010, with the cumulative total return of (i) the NASDAQ Global Market System Composite Index (NASDAQ Composite), (ii) the NASDAQ Computer Index (NASDAQ Computer), and (iii) the NYSE Arca Computer Technology Index (NYSE Arca Technology) over the same periods. This graph assumes an initial investment of $100 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and may not be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ActivIdentity, the NASDAQ Composite, the NASDAQ Computer, and the NYSE Arca Technology Index

*
$100 invested on September 30, 2005 in stock & index including reinvestment of dividends.
Fiscal Years Ended September 30.

	2005	2006	2007	2008	2009	2010
ActivIdentity Corporation	$100.00	$108.55	$119.17	$52.19	$63.97	$50.12
NASDAQ Composite	$100.00	$104.96	$125.55	$97.22	$98.64	$110.08
NASDAQ Computer	$100.00	$103.89	$127.33	$95.19	$109.00	$126.11
NYSE Arca Technology	$100.00	$101.25	$119.81	$95.84	$100.90	$117.80

Acquisition of CoreStreet

        On December 14, 2009, the Company issued the following securities in connection with the acquisition of CoreStreet; (i) approximately 2.2 million shares of the Company's common stock (the "Shares") (of which approximately 1.5 million shares were subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (ii) warrants for 1.0 million shares of the Company's common stock with a per share exercise price of $4.25 expiring December 31, 2011 (the "2011 Warrants") and valued at $0.4 million and (iii) warrants for 1.0 million shares of the Company's common stock with a per share exercise price $5.00 expiring December 31, 2012 and valued at $0.4 million (the "2012 Warrants" and, together with the 2011 Warrants, the "Warrants"). The Shares and Warrants shall be collectively referred to herein as the "Securities." The aggregate offering price of the unregistered securities issued or to be issued in connection with the acquisition of CoreStreet was $5.0 million, or $2.27 per share.

        The Securities were all issued in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company is relying on the exemptions provided by Regulation D promulgated under the Securities Act in connection with such issuances based on the representations made by the recipients of the Securities as to their status as accredited investors.

        The Securities and the underlying shares of common stock issuable upon conversion of the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For a discussion of CoreStreet's acquisition, see Note—3 Business Combinations to consolidated financial statements.

Stock Repurchase Program

        On February 18, 2010, the Board of Directors authorized a stock repurchase program to purchase up to $10 million or approximately 8% of its outstanding shares of common stock in the open market. On October 11, 2010 the Board of Directors terminated the stock repurchase program. For further information regarding the stock repurchase program, see Note 16—Stock Repurchase Program to consolidated financial statements.

        The following table provides the specified information about the repurchase of shares during fiscal 2010 under the Company's shares repurchase program:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 12, 2010 - May 31, 2010	338,100	$2.39	338,100	$9,190,412
June 1, 2010 - June 30, 2010	406,000	$2.24	406,000	$8,281,312
July 1, 2010 - July 31, 2010	100,000	$2.00	100,000	$8,081,034
August 1, 2010 - August 31, 2010	113,693	$1.96	113,693	$7,857,905
September 1, 2010 - September 30, 2010	127,500	$2.12	127,500	$7,587,123

Total	1,085,293	$2.22	1,085,293	$7,587,123

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for fiscal 2010, 2009 and 2008 and the balance sheet data as of September 30, 2010 and 2009 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for fiscal 2007 and 2006 and the balance sheet data as of September 30, 2008, 2007 and 2006 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data:
Revenue	$57,706	$62,321	$59,009	$59,553	$53,375
Loss from operations	$(9,275)	$(7,191)	$(56,482)	$(18,529)	$(27,065)
Net loss	$(5,715)	$(5,546)	$(76,457)	$(9,298)	$(22,472)
Net loss per share:
Basic	$(0.12)	$(0.12)	$(1.67)	$(0.20)	$(0.50)
Diluted	$(0.12)	$(0.12)	$(1.67)	$(0.20)	$(0.50)

	September 30,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$76,299	$78,724	$79,829	$121,723	$128,047
Working capital	$72,932	$69,895	$72,168	$115,527	$124,155
Goodwill	$9,416	—	—	$35,874	$35,874
Total assets	$113,726	$114,577	$117,601	$188,452	$200,988
Minority interest	$312	$311	$304	$354	$373
Total stockholders' equity	$90,150	$87,936	$89,354	$159,443	$168,953

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

        ActivIdentity™ Corporation (the "Company" or "ActivIdentity" and also referred to as "we" or "our") is a global leader in strong authentication and credential management, providing solutions to confidently establish a person's identity when interacting digitally. For more than two decades, the Company's experience has been leveraged by security minded organizations in large scale deployments such as the U.S. Department of Defense, Cadence Design Systems, Nissan, and Saudi Aramco. The Company's customers have issued more than 100 million credentials, securing the holder's digital identity.

        We operate on a fiscal year ending September 30. For convenience in this Annual Report, we refer to the fiscal year ended September 30, 2008 as fiscal 2008, the fiscal year ended September 30, 2009 as fiscal 2009 and the fiscal year ended September 30, 2010 as fiscal 2010. We also refer to the fiscal year ending September 30, 2011 as fiscal 2011.

  SIGNIFICANT EVENTS

        The following significant events occurred during fiscal 2010:

  •
  On December 14, 2009, we acquired 100% of the capital stock of CoreStreet for total purchase consideration of $20.3 million, which included cash, common stock, and warrants to purchase common stock. The preliminary purchase price allocation can be found in Note 3—Business Combinations to consolidated financial statements. The CoreStreet results of operation have been included in the Company's consolidated financial statements since the date of acquisition on December 14, 2009.

  •
  On February 9, 2010, we entered into an amendment to the lease agreement for our headquarters office building in Fremont, California. The amendment extends the lease term to 10 years from the date of amendment, reduces the office space from 41,000 square feet to 29,000 square feet beginning December 1, 2010, suspends the monthly cash portion of the rent payments for the first eight months of the new term and significantly reduces the annual rent expense. The amendment also provides that we may terminate the lease at any point from the date of amendment, subject to a $1.2 million penalty if terminated within the first 5 years.

  •
  On February 18, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase up to $10 million or approximately 8% of the Company's outstanding shares of common stock in the open market from time to time over the subsequent twelve months. Shares of common stock at an aggregate purchase price of $2.4 million were repurchased under the program during the year ended September 30, 2010. For further information regarding the stock repurchase program, see Note 16—Stock Repurchase Program to consolidated financial statements.

  •
  We incurred $1.1 million in legal and related expenses in pursuit of an intellectual property infringement case. The case was settled in March 2010 upon mutual agreement of both parties involved whereby we issued a patent license to the other party on mutually acceptable terms. For further information regarding this case, see Note 15—Commitments and Contingencies to consolidated financial statements.

  •
  During fiscal 2010, we sold or redeemed ARS with a net book value of $10.8 million and received $14.9 million in cash upon settlement that resulted in a gain of $4.1 million.

  •
  We recorded $1.8 million in severance expense, primarily through operating expenses, for fiscal 2010 as we continue to realign our business in accordance with the Company's revised strategic initiatives.

RESULTS OF OPERATIONS

Executive Summary

  •
  Our revenue for fiscal 2010 was $57.7 million, a decrease of $4.6 million, or 7%, compared to revenue of $62.3 million for fiscal 2009.

  •
  Our gross profit remained unchanged for fiscal 2010 at $40.5 million compared to gross profit of $40.3 million for fiscal 2009. Gross margin increased by approximately 6% in fiscal 2010 compared to 2009.

  •
  Our net loss for fiscal 2010 was $5.7 million, an increase of $0.2 million, or 3%, compared to net loss of $5.5 million for fiscal 2009.

Comparison of Fiscal Years ended September 30, 2010, 2009, and 2008

REVENUE

        Total revenue, mix by type, and period-over-period changes are as follows (dollars in thousands):

	Fiscal Years Ended September 30,			Change from Prior Fiscal Years
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Software	$21,533	$23,975	$19,589	$(2,442)	-10%	$4,386	22%
Hardware	13,578	15,784	15,078	(2,206)	-14%	706	5%
Service	22,595	22,562	24,342	33	-%	(1,780)	-7%

Total revenue	$57,706	$62,321	$59,009	$(4,615)	-7%	$3,312	6%

        We have several revenue streams, each of which is unique in terms of its recurring nature, transactional pricing, and volume characteristics. Our software revenues are driven by orders of significant size that are dependent on the closing of the transactions for revenue recognition purposes and can result in significant variances from period to period. As hardware revenue is generally derived from the sale of software products, the variability in software revenue is the driving factor in the fluctuations of the hardware revenue stream, although timing of hardware revenue may lag the initial sale of related software. Maintenance revenue, the most significant component of service revenue, is tied directly to the installed base of customers, which fluctuates with our ability to attract new customers and the level of renewal activity with existing customers. The timing of closure of software transactions is the single most relevant factor for the Company's recorded revenue in any given period.

  Software Revenue

        Our software revenue is comprised of software license revenue and professional services revenue essential to the functionality of our software. Software revenue decreased 10%, or $2.4 million, to $21.5 million in fiscal 2010 from $24.0 million in fiscal 2009. The decrease in software revenue was primarily due to the decline in software revenue in the EMEA region and completion of a customized software project in 2009, partially offset by an increase in revenue from products sales through our acquisition of CoreStreet. For further information regarding the acquisition of CoreStreet, see Note 3—Business Combinations to consolidated financial statements.

        Software revenue increased $4.4 million, or 22%, in fiscal 2009 compared to fiscal 2008. The increase was primarily driven by: (i) software customization, revenue of our ActivClient™ software linked to PIV and PIVi Card rollouts, as well as revenue of our authentication products; and (ii) a change in our licensing arrangement for our Single Sign-On product with a customer resulting in an increase in software revenue and a decrease in service revenue.

  Hardware Revenue

        Hardware revenue is comprised of tokens, readers, smart cards, and related equipment, generally to complement revenue of related software products. Hardware revenue decreased by 14%, or $2.2 million, to $13.6 million in fiscal 2010 from $15.8 million in fiscal 2009. The decrease in hardware revenue was primarily driven by a decrease in our token sales in Asia Pacific and smart card and reader sales in Europe, the Middle East, and Africa ("EMEA") and North America.

        Hardware revenue increased by $0.7 million, or 5%, compared to fiscal 2008 to $15.8 million in fiscal 2009. The increase in revenue was primarily driven by an increase in token revenue to European and Asia Pacific banking customers.

  Service Revenue

        Service revenue is comprised of post-contract customer support and professional services not essential to the functionality of software, including installation, training, and consulting. Service revenue was unchanged at $22.6 million for each of fiscal 2010 and fiscal 2009.

        Service revenue decreased by 7% or $1.8 million from fiscal 2008 to $22.6 million in fiscal 2009. The decrease in revenue was due primarily to a change in our licensing arrangement for our Single Sign-On product with a customer resulting in a decrease in service revenue and an increase in software revenue. Service revenue, not including our licensing arrangement for our Single Sign-On product with a customer, increased by $0.8 million compared to the prior year.

  Revenue Concentration

        By geography was as follows:

	Fiscal Years Ended September 30,			Change from Prior Fiscal Years
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
North America	$31,232	$29,435	$24,891	$1,797	6%	$4,544	18%
EMEA	23,664	26,838	29,244	(3,174)	-12%	(2,406)	-8%
Asia Pacific	2,810	6,048	4,874	(3,238)	-54%	1,174	24%

Total revenue	$57,706	$62,321	$59,009	$(4,615)	-7%	$3,312	6%

        By geography, as a percentage of total revenue, was as follows:

	Fiscal Years Ended September 30,
	2010	2009	2008
North America	54%	47%	42%
EMEA	41%	43%	50%
Asia Pacific	5%	10%	8%

Total Revenue	100%	100%	100%

        North America revenue is primarily derived from deployments of our smart card-based software products, such as ActivClient™, the ActivIdentity ActivID™ Card Management System and ActivIdentity Secure Login™ Single Sign On to various departments of the U.S. federal government and our enterprise customers. Revenue in North America increased $1.8 million to 54% of total revenue in fiscal 2010 from 47% in fiscal 2009. The increase was primarily driven by our software revenue contributed in part by new software product offerings as a result of our acquisition of CoreStreet. For further information regarding the acquisition of CoreStreet, see Note 3—Business Combinations to consolidated financial statements. Revenue in North America increased $4.5 million to 47% of total revenue in fiscal 2009 compared to 42% of total revenue in fiscal 2008. The increase is due primarily to government and enterprise investments in PIV and PIVi Card rollouts, as well as increased revenue from our authentication products.

        EMEA revenue is primarily derived from European deployments of our strong authentication suite of products, such as ActivIdentity 4TRESS™ AAA Server for Remote Access and ActivIdentity 4TRESS™ Authentication Server and authentication devices to various enterprise and financial customers. Revenue is also derived from deployments of our smart card-based software products to various government and enterprise customers. Revenue in EMEA decreased $3.2 million to 41% of total revenue in fiscal 2010 from 43% in fiscal 2009. The decrease was primarily due to decreased spending by financial services and enterprise customers for our products. Revenue in EMEA decreased $2.4 million to 43% of total revenue in fiscal 2009 compared to 50% of total revenue in fiscal 2008. The decrease was primarily the result of decreased spending by and the consolidation of financial institutions. The loss of a significant customer in EMEA during fiscal 2007 due to consolidation in the banking industry negatively impacted fiscal 2008 EMEAan revenue.

        Asia Pacific revenue is primarily derived from deployments of our strong authentication suite of products, authentication devices, and our smart card-based software products to various government, enterprise and financial customers. Revenue in Asia Pacific decreased $3.2 million to 5% of total revenue in fiscal 2010 from 10% in fiscal 2009. The decrease was driven primarily by a decrease in software customization revenue as a project related to the issuance of smart card driver's licenses was significantly recognized in fiscal 2009 and a decrease in token sales to the Asian banking sector.

Revenue in Asia Pacific increased by $1.2 million to 10% of total revenue in fiscal 2009 compared to 8% of total revenue in fiscal 2008. The increase was driven primarily by a software customization project related to card management.

COST OF REVENUE

        Total cost of revenue, costs as a percentage of corresponding revenue, and period-over-period changes was as follows (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Software	$1,229	$4,179	$963	$(2,950)	-71%	$3,216	334%
As a percentage of software revenue	6%	17%	5%
Hardware	6,887	7,954	9,551	(1,067)	-13%	(1,597)	-17%
As a percentage of hardware revenue	51%	50%	63%
Service	8,071	7,677	10,779	394	5%	(3,102)	-29%
As a percentage of service revenue	36%	34%	44%
Amortization of acquired developed technology and patents	972	2,168	2,380	(1,196)	-55%	(212)	-9%

Total cost of revenue	$17,159	$21,978	$23,673	$(4,819)	-22%	$(1,695)	-7%

  Cost of Software Revenue

        Cost of software revenue includes the cost of professional services associated with customization essential to the functionality of software. Cost of software revenue decreased by $3.0 million, or 71%, to $1.2 million in fiscal 2010 from $4.2 million in fiscal 2009. The decrease in software cost was primarily due to decreasing engineering service costs as a result of a large software customization project for the issuance of smart card driver's licenses that was largely recognized in fiscal 2009.

        The $3.2 million increase in fiscal 2009 in software cost of revenue from fiscal 2008 was primarily driven by increased engineering service costs incurred on a large software customization project for the issuance of smart card driver's licenses. Margins were adversely impacted as these professional services revenue have significantly more direct costs than traditional product software revenue.

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

        Cost of hardware revenue decreased $1.1, million or 13%, to $6.9 million in fiscal 2010 from $8.0 million in fiscal 2009. The decrease in hardware cost was primarily the result of lower sales volume and lower excess and obsolete inventory charges.

        The cost of hardware revenue decreased $1.6 million or 17%, to $8.0 million in fiscal 2009 as compared to $9.6 million in fiscal 2008. The decrease in hardware cost resulted primarily from decreases in: (i) salary and related costs from a reduction in headcount made late in fiscal 2008; (ii) freight and inventory costs from improved inventory management; and (iii) cost of raw materials related to the mix of hardware revenue.

  Cost of Service Revenue

        Cost of service revenue consists of personnel costs and expenses incurred in providing post-contract customer support and professional services not essential to software such as installation, training, and consulting. Cost of service revenue increased $0.4 million, or 5%, to $8.1 million in fiscal 2010 from $7.7 million in fiscal 2009. The increase was primarily due to increases in engineering expenses for customer sustaining work associated with maintenance and support, partially offset by lower professional services expenses.

        Cost of service revenue decreased by $3.1 million, or 48%, to $7.7 million in fiscal 2009 as compared to $10.8 million in fiscal 2008, as resources during the current year were reallocated to software customization contracts as well as a decline in service revenue projects.

  Amortization of Developed Technology and Patents

        Amortization of acquired developed technology and patents includes amortization of technology acquired as part of our acquisitions and purchase of certain patents and related intellectual property from third parties. Amortization expense in fiscal 2010, 2009, and 2008 was $1.0 million, $2.2 million and $2.4 million, respectively and consistent with the scheduled amortization of acquired developed technology and patents, as certain items were acquired and others become fully amortized.

OPERATING EXPENSES

        A substantial proportion of our operating expenses are fixed in the short term. Accordingly, a small variation in the timing for recognition of revenue can cause significant variations in operating results across periods.

  Sales and Marketing

        Sales and marketing expenses and period-over-period changes were as follows (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Sales and marketing	$17,516	$19,572	$25,602
Percentage change from comparable prior period	-11%	-24%	1%
As a percentage of total revenue	30%	31%	43%
Headcount, end of period	70	69	90

        Sales and marketing expenses consist primarily of salaries and other payroll expenses, as well as stock-based compensation expense, commissions, travel, depreciation, costs associated with marketing programs, promotions, trade shows, and allocations of facilities and information technology costs.

        Sales and marketing expenses decreased $2.1 million, or 11%, to $17.5 million in fiscal 2010 from $19.6 million in fiscal 2009. The decrease in sales and marketing expenses was primarily due to lower salaries and related benefits, lower severance cost, lower commission resulting from a decline in total revenue, partially offset by an increase in marketing to support sales efforts and brand recognition.

        Sales and marketing expenses decreased $6.0 million, or 24%, to $19.6 million in fiscal 2009 from $25.6 million in fiscal 2008. The decrease in expense was driven primarily by a 23% reduction in headcount during the year and the related expenses as well as a decrease in spending on marketing programs.

  Research and Development

        Research and development expenses and period-over-period changes were as follows (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Research and development	$15,892	$15,053	$18,867
Percentage change from comparable prior period	6%	-20%	-5%
As a percentage of total revenue	28%	24%	32%
Headcount, end of period	96	97	115

        Research and development expenses consist primarily of salaries, costs of components used in research, and development activities, travel, depreciation, and allocations of facilities and information technology costs.

        Research and development expenses increased $0.8 million, or 6%, to $15.9 million in fiscal 2010 from $15.1 million in fiscal 2009. The increase in research and development expenses was primarily due to salaries and benefits for engineers that in fiscal 2009 were assigned to a software customization project, and as a result, such costs were recorded in cost of revenue. The remaining increase was due to higher consulting expenses driven by intellectual property consulting and engineering outsourcing, higher office expenses, partially offset by lower salaries and related benefits and lower severance expenses.

        Research and development expenses decreased $3.8 million, or 20%, to $15.1 million in fiscal 2009 from $18.9 million in fiscal 2008. The decrease in expenses was primarily the result of reducing headcount by 16% during the year and the associated expenses as well as outside consulting expenses. Research and development expenses were also reduced in 2009 as costs were classified as cost of software revenue for work related to a software customization project.

  General and Administration

        General and administration expenses and period-over-period changes were as follows (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
General and administration	$15,785	$12,769	$11,380
Percentage change from comparable prior period	24%	12%	-6%
As a percentage of total revenue	27%	20%	19%
Headcount, end of period	37	39	34

        General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, and legal, as well as professional fees related to legal, audit and accounting, costs associated with SOX compliance, and an allocation of facilities and information technology costs.

        General and administration expenses increased $3.0 million, or 24%, to $15.7 million in fiscal 2010 from $12.8 million in fiscal 2009. The increase in general and administrative expenses was primarily due to higher legal and professional service expenses related to intellectual property litigation with Intercede, the acquisition of CoreStreet and pending acquisition of the Company by ASSA ABLOY Inc.

        General and administration expenses increased $1.4 million, or 12%, to $12.8 million in fiscal 2009 from $11.4 million in fiscal 2008 primarily as a result of a change in the manner that executive officer and board of directors' costs were allocated. All amounts were allocated to general and administration instead of other departments during fiscal 2009. Management believes these costs are properly reported as general and administration expenses.

  Restructuring Expenses

        Restructuring expenses consist of severance and other costs associated with the reduction of headcount and facility exit costs. Facility exit costs consist primarily of future minimum lease payments net of estimated sub-lease income, if any on buildings we have vacated. For a discussion of restructuring plans, see Note 11—Restructuring Liability to consolidated financial statements.

        There was an adjustment of $0.4 million made to the restructuring expense during fiscal 2010, as a result of an amendment of a facilities lease agreement and future termination of the sublease for a portion of the office building for which the restructuring reserve was recorded in prior periods.

        There were no adjustments made to the restructuring expense during fiscal 2009.

        There was an adjustment of $70,000 made to the restructuring expense during fiscal 2008.

        Although the Company does not expect to incur significant additional charges related to previous restructurings, future restructuring activity could result in additional charges.

  Amortization of Other Intangible Assets

        Amortization of other intangible assets includes amortization of customer contracts, trademark, and trade name intangibles capitalized in acquisitions.

        Amortization of other intangible assets for fiscal 2010, 2009, and 2008 was $1.0 million, $0.1 million, and $0.2 million, respectively.

        The amortization expense for fiscal 2010 increased $0.9 million compared to fiscal 2009. The increase is primarily due to recently acquired amortizable intangible assets from the acquisition of CoreStreet during the first quarter of fiscal 2010, partially offset by certain items becoming fully amortized. For a discussion of other intangible assets, see Note—8 Other Intangible Assets, net to consolidated financial statements and for a discussion of CoreStreets acquisition, see Note—3 Business Combinations to consolidated financial statements.

  Write-down of Goodwill

        In accordance with the Accounting Standards Codification ("ASC") 350 20 35-1, we test recorded goodwill for impairment at least annually.

        At September 30, 2010, goodwill recorded on our balance sheet was $9.4 million as a result of our acquisition of CoreStreet. We performed our annual review for impairment of goodwill as of September 30, 2010 and concluded that our goodwill balance was not impaired.

        At September 30, 2009 and 2008, there was no (zero) goodwill recorded on our balance sheet. During fiscal 2008, based on indicators of potential impairment, we performed an interim impairment test of goodwill and determined the carrying value of goodwill of $35.9 million was fully impaired. As a result, goodwill of $35.9 million was written off as a non-cash charge to the Statement of Operations during fiscal 2008.

INTEREST INCOME

        Interest income and period-over-period changes were as follows (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Interest income	$564	$1,710	$4,659
Percentage change from comparable prior period	-67%	-63%	-25%
As a percentage of total revenue	1%	3%	8%

        Interest income consists of interest income on the Company's cash, cash equivalents, and investments. Interest income decreased $1.2 million, or 67%, to $0.6 million in fiscal 2010 from $1.7 million in fiscal 2009. The reduction of interest income was due primarily to lower average cash invested and lower average prevailing market interest rates during fiscal 2010 compared to fiscal 2009.

        Interest income decreased $2.9 million, or 63%, to $1.7 million in fiscal 2009 from $4.7 million in fiscal 2008. The decrease in interest income was due to lower average cash invested in fiscal 2009 compared to fiscal 2008 and lower average prevailing market interest rates in fiscal 2009 compared to fiscal 2008.

OTHER INCOME (EXPENSE), NET

        Other income (expense) and period-over-period changes were as follows (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Other income (expense), net	$3,169	$(508)	$(25,190)
Percentage change from comparable prior period	-724%	-98%	-832%
As a percentage of total revenue	5%	1%	43%

        Other income (expense), net, consists of foreign exchange gains and losses, primarily caused by the revaluation of inter-company balances, and other-than-temporary impairment of investments.

        In fiscal 2010, other income (expense) consisted of:

  •
  $4.1 million of realized gain on the sale of long-term investments in auction rate securities.

  •
  ($0.7) million of net foreign exchange losses.

  •
  ($0.3) million of impairment of marketable securities.

        In fiscal 2009, other income (expense) consisted of:

  •
  ($1.2) million of net foreign exchange losses.

  •
  $0.4 million of realized gains on the settlement of foreign invoices.

  •
  $0.3 million of other miscellaneous items.

        In fiscal 2008, other income (expense) consisted of:

  •
  Other-than-temporary impairment of auction rate security holdings of ($21.2) million (for additional discussion, see Note 4—Investments to consolidated financial statements).

  •
  A ($1.9) million loss associated with the reclassification of accumulated translation adjustment losses on the liquidation of an inactive Australian subsidiary.

  •
  ($2.0) million of net foreign exchange losses.

INCOME TAX PROVISION (BENEFIT)

        The income tax provision (benefit) was $0.2 million, $(0.3) million and $(0.5) million in fiscal 2010, 2009 and 2008, respectively. The fiscal 2010 tax provision consists of tax expense in various foreign jurisdictions of $0.4 million offset by a tax benefit of $(0.2) million related to research and development tax credits generated in France that are refundable within three years if not used to offset income. The fiscal 2009 tax benefit is related to research and development tax credits generated in France that are refundable within three years if not used to offset income. The fiscal 2008 tax benefit consists of tax expense in various foreign jurisdictions of $0.4 million, offset by a tax benefit of $(0.9) million related to research and development tax credits generated in France that are refundable within three years if not used to offset income. Generally, the Company's effective tax rate differs from the statutory rates due to the fact that we have recorded a valuation allowance against the Company's deferred tax assets as we do not consider the generation of taxable income necessary to realize their benefits to be more likely than not.

MINORITY INTEREST

        In February 2003, we completed the change in domicile of the publicly listed company, ActivIdentity Europe S.A. (formerly known as ActivCard S.A) from the Republic of France to the United States by acquiring 94.8% of the outstanding securities of ActivIdentity Europe S.A. In July 2003, we completed a follow-on exchange offer in which we acquired approximately an additional 4.6% of the outstanding securities of ActivIdentity Europe S.A. During fiscal 2006, we purchased an additional 173,736 outstanding securities of ActivIdentity Europe S.A. No additional shares were acquired during fiscal 2010, 2009, and 2008. The non-controlling interest in ActivIdentity Europe S.A. at September 30, 2010, was approximately 0.2%, representing outstanding ordinary shares and ADS of ActivIdentity Europe S.A. that were not exchanged or sold to us as of that date. The change in non-controlling interest was $(1,000), $99,000 and $50,000 in fiscal 2010, 2009, and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The following sections discuss the effect of changes in the Company's balance sheet and cash flows and contractual obligations on our liquidity and capital resources.

Balance Sheet and Cash Flows

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND INVESTMENTS

        The following table summarizes the Company's cash, cash equivalents, marketable securities, long-term investments, and restricted cash (in thousands):

	September 30, 2010	September 30, 2009	Increase (Decrease)
Cash and cash equivalents	$72,519	$75,624	$(3,105)
Marketable securities	3,780	3,100	680
Long-term investments	—	11,752	(11,752)
Restricted cash	1,940	1,746	194

	$78,239	$92,222	$(13,983)

        The portfolio of cash, cash equivalents, marketable securities and restricted cash is managed by several financial institutions. Our investments portfolio decreased by $14.0 million, or 15%, to $78.2 million as of September 30, 2010 from $92.2 million as of September 30, 2009 primarily due to $12.8 million of cash paid, net of cash acquired, as consideration for the CoreStreet acquisition. For additional information regarding the details of our investment portfolio, see Note—4 Investments to consolidated financial statements.

        We believe that our cash and cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products, or technologies. A portion of our cash may be used to acquire or invest in complementary businesses, or to acquire products or to obtain the right to use complementary technologies.

        The following table summarizes the Company's cash inflows/outflows by category (dollars in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Net cash provided by (used in) operating activities	$(2,571)	$674	$(8,129)	$(3,245)	-481%	$8,803	-108%
Net cash provided by (used in) investing activities	1,662	4,332	47,749	(2,670)	-62%	(43,417)	-91%
Net cash provided by (used in) financing activities	(2,078)	—	25	(2,078)	nm	(25)	nm

nm = not meaningful

  Operating Activities

        Net cash used in operating activities was $2.6 million for fiscal 2010, which resulted from net loss of $5.7 million adjusted for non-cash items, including depreciation and amortization charges of $3.1 million, stock-based compensation of $3.4 million, and unrealized foreign exchange loss of $0.6 million, partially offset by $4.1 million from the gain on sale of investments.

        Net cash provided by operating activities was $0.7 million for fiscal 2009, which resulted from non-cash charges related to depreciation and amortization of $3.6 million, stock-based compensation of $3.1 million, and unrealized foreign exchange loss of $1.6 million, partially offset by a net loss of $5.5 million, and net changes in assets and liabilities of $1.9 million.

        Net cash used in operating activities was $8.1 million for fiscal 2008, which resulted from a net loss of $76.5 million adjusted for non cash items, including goodwill impairment charge of $35.9 million, impairment of investments of $21.2 million, depreciation and amortization of $4.1 million, stock-based compensation of $2.9 million, currency translation loss of $1.9 million, and unrealized foreign exchange loss of $1.8 million, and net changes in assets and liabilities of $0.6 million.

  Investing Activities

        Net cash provided by investing activities was $1.7 million for fiscal 2010 and was primarily due to $15.0 million from sales and maturities of investments and marketable securities, principally the sales and maturities of ARS, partially offset by $12.8 million used to acquire CoreStreet and $0.5 million paid for purchases of property and equipment. For additional information regarding the details of our investment portfolio, see Note—4 Investments to consolidated financial statements. For additional information regarding the details of our acquisition of CoreStreet, see Note—3 Business Combinations to consolidated financial statements.

        Net cash provided by investing activities was $4.3 million for fiscal 2009 and was primarily due to $6.5 million from sales and maturities of investments and marketable securities, partially offset by $1.5 million from the reclassification of a deposit to restricted cash and $0.8 million paid for purchases of property and equipment.

        Net cash provided by investing activities was $47.7 million for fiscal 2008 and was primarily due to $85.2 million from sales and maturities of investments and marketable securities, partially offset by $37.2 million in purchases of marketable securities.

  Financing Activities

        Net cash used in financing activities was $2.1 million for fiscal 2010 and was due to repurchases of common stock of $2.4 million, offset partially by proceeds from exercise of employee stock options of $0.3 million. For additional information regarding the stock repurchase program, see Note 16—Stock Repurchase Program to consolidated financial statements.

        There were no cash flows from financing activities for fiscal 2009.

        Net cash provided by financing activities was $25,000 for fiscal 2008 and was due to proceeds from exercise of employee stock options.

ACCOUNTS RECEIVABLE, NET

        The following table summarizes the Company's accounts receivable, net (in thousands):

	September 30, 2010	September 30, 2009	Increase (Decrease)
Accounts receivable, net	$12,247	$13,983	$(1,736)

        The $1.7 million decrease in accounts receivable is primarily driven by the timing of an invoice associated with a $2.0 million annual maintenance renewal contract which was not issued until the first quarter of fiscal 2011. A similar invoice for annual maintenance renewal contract was issued in the fourth quarter of fiscal 2009. Days sales outstanding in accounts receivable as of September 30, 2010 and 2009 were 83 days and 75 days respectively. The percentage of outstanding receivables less than 30 days past due was 87% of the outstanding balance as of September 30, 2010 compared to 91% at September 30, 2009.

DEFERRED REVENUE, NET

        The following table summarizes the Company's deferred revenue (in thousands):

	September 30, 2010	September 30, 2009	Increase (Decrease)
Service	$11,123	$10,510	$613
Product	693	3,304	(2,611)

Total	$11,816	$13,814	$(1,998)

Reported as:
Current	$9,520	$12,574	$(3,054)
Noncurrent	2,296	1,240	1,056

Total	$11,816	$13,814	$(1,998)

        The $2.0 million decrease in deferred revenue at September 30, 2010 compared to September 30, 2009, is due to a decline in deferred product revenue, partially offset by an increase in deferred service revenue.

Contractual Obligations

        The following summarizes our contractual obligations under facility leases which are inclusive of amounts identified as part of our restructuring plans and exclusive of expected sublease income, at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases	$10,097	$1,736	$2,755	$2,535	$3,071

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The above discussion and analysis of the Company's financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We believe there are accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management's judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below.

Revenue Recognition

        We recognize revenue in accordance with U.S. GAAP, as set forth in:

  •
  ASC 985-605 (formerly known as and comprised of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2", "Software Revenue Recognition, With Respect to Certain Transactions" and EITF 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software)",

  •
  ASC 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables)",

  •
  ASC 605-35 (formerly known as and comprised of Accounting Research Bulletin No. 45 (ARB 45), "Long-Term Construction-Type Contracts", SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts)",

  •
  SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", and

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

        Even though delivery of PCS and services has started, if all of the criteria in ASC 985-605 for revenue recognition have not yet been met, PCS and service revenue recognition may not commence. At the time all the criteria in ASC 985-605 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the remaining service period.

        Except in arrangements where acceptance is considered perfunctory, where we have provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

        For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance with ASC 605-35. The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as software revenue on the statement of operations. Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue. Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets.

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

Loss Contingencies

        We record loss contingencies in accordance with Accounting Standards Codification Topic No. 450 ("ASC 450"). ASC 450 10 5 establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to operating expenses and disclosure for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks (reserves for general contingencies) are not permitted.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. Future events, however, are subject to change and estimates and judgments routinely require adjustments, actual results could therefore differ from our current estimates. Significant estimates made in the accompanying financial statements are:

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

  •
  Long-Lived Assets—As events or circumstances indicate, we perform a review of the valuation of long-lived assets, including property and equipment. We also assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable based on an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Should conditions prove to be different than management's current assessment, material write downs of long-lived assets may be required, adversely affecting our results of operations.

  •
  Other Intangible Assets—We generally record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets based on those assets and liabilities estimated fair values. Certain identifiable intangible assets such as purchased technology, customer lists, trademarks, and trade names are amortized over time. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. If impairment indicators are identified with respect to other intangible assets, the fair value of other intangible assets is re-assessed using valuation techniques that require significant management judgment. Should conditions prove to be different than our original assessment, material write downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization or an impairment charge in future periods and may adversely affect our results of operations.

  •
  Goodwill—In accordance with Accounting Standards Codification Topic No. 350 ("ASC 350") "Intangibles—Goodwill and Other", goodwill is not amortized. Instead, goodwill is tested, at least annually, for impairment at a level of reporting referred to as a reporting unit. Accordingly, we periodically assess goodwill for impairment. Goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill during the fourth quarter of our fiscal year, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company's sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. We conducted our first annual impairment test of goodwill recorded in connection with our acquisition of CoreStreet in December 2009 in the fourth quarter of the fiscal year ended September 30, 2010. The first step (Step 1) in this analysis was to compare the carrying value of the Company's sole reporting unit, which approximates the Company's total stockholders' equity balance, to its fair value based on the market value of the Company's common stock. If the carrying value exceeded the fair value as a result of Step 1, the Company would have needed to complete Step 2 of the impairment test, which requires the Company to estimate the implied fair value of goodwill and compare that implied fair value to the carrying value of goodwill. As of September 30, 2010, the fair value of the Company's common stock exceeded stockholders' equity by approximately 13%. Consequently, Step 2 of the analysis was not deemed necessary and the Company concluded there was no indication of impairment to the carrying value of goodwill as of September 30, 2010.

  •
  Restructuring Expense—We accrue restructuring liabilities associated with vacating facilities that will no longer be used in operations. Recording of costs associated with vacating facilities require us to estimate future sub-lease income. If the actual future lease payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and could adversely affect our results of operations. In fiscal 2010 and fiscal 2008, we recorded adjustments associated with changes in our estimates for future lease payments. There was no such adjustment recorded in fiscal 2009.

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

  •
  Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences, net operating loss carry forwards, and research and development tax credits. We have established a valuation allowance to reserve these deferred tax assets due to uncertainty regarding their realization.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1—Nature of Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risks, specifically with respect to foreign currency exchange rates, interest rate volatility, and concentration of credit risk, especially on auction rate security investments. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.

Exchange Rate Sensitivity

        We are exposed to currency exchange fluctuations as we sell our products and incur expenses globally. We manage the sensitivity of our international revenue by denominating transactions in U.S. Dollars, Euros, Australian Dollars and British Pounds. A natural hedge exists in some local currencies, to a limited extent, as local currency denominated operating expenses offset some of the local currency denominated revenue. Due to fluctuations in foreign currencies we recorded a loss of $0.7 million in fiscal 2010, a loss of $0.8 million in fiscal 2009, and a loss of $2.0 million in fiscal 2008, on our consolidated statements of operations on the revaluation of assets and liabilities and settlement of current period transactions.

        During fiscal 2010, 2009, and 2008, of total revenue, approximately 64%, 65%, and 62%, respectively, were invoiced in U.S. dollars. Although we incur a majority of expenses in U.S. dollars, approximately 37%, 44%, and 50% were denominated in other currencies, primarily in Euros, Australian dollars and British Pounds during fiscal 2010, 2009, and 2008, respectively. Because more revenue is U.S. dollars denominated than expenses, a decline in the value of the U.S. Dollar could adversely affect operating results.

Interest Rate Sensitivity

        We are exposed to interest rate risk as a result of our significant cash, cash equivalents and investment holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

        At September 30, 2010, we held $72.5 million of cash and cash equivalents, $3.8 million in marketable securities, and $1.9 million in restricted cash, for a total of $78.2 million. Our cash and cash equivalents consist primarily of cash and money market funds. Our marketable securities are primarily comprised of closed-end mutual funds and a student loan agency. Based on our cash, cash equivalents and investments at September 30, 2010, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual interest income and cash flows by approximately $56,000.

Concentration of Credit Risk

        Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains cash, cash equivalents, and restricted cash with high credit quality financial institutions, term deposits and ARS consisting of closed-end mutual funds and a student loan agency. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further discussion.

        The Company believes it has made reasonable judgments in its valuation of marketable securities. However, if the relevant assumptions, estimates, or the related analyses prove incorrect or, if due to additional information received in the future, management's conclusions would change, the Company may be required to change the recorded value of the marketable securities as of September 30, 2010.

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

        The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company's management, including the chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, the Company's CEO and CFO have concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report presented in Item 15 and following the signature page.

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

Changes in Internal Control over Financial Reporting

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

  None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        The information required by this item will be included under the captions "Election of Directors," in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference. "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Stockholders, is also incorporated herein by reference. Information on Executive Officers is included in Item 1 of this report.

        We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller), and employees. This code of ethics is available on our website at www.actividentity.com and any waivers from or amendments to the code of ethics, if any, will be posted on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be included under the caption "Executive Compensation" in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be included under the captions "Security Ownership by Certain Beneficial Holders and Management" and "Equity Compensation Plan Information" in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be included under the caption "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be included under the caption "Independent Registered Public Accounting Firm" in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report.

1.     Financial Statements

        The following are included in this Report on Form 10-K:

2.     Financial Statement Schedule

        All financial statement schedules have been omitted because they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.     Exhibits

Exhibit Number	Exhibit Description
2.1(16)	Agreement and Plan of Merger among ActivIdentity Corp., Terrapin Holding Corp., Terrapin Acquisition Corp., CoreStreet Ltd. and John F. Burton
3.1(1)	Amended and Restated Certificate of Incorporation of ActivIdentity Corporation
3.2(2)	Amended and Restated Bylaws of ActivIdentity Corporation
3.3(12)	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of ActivIdentity Corporation
4.1(1)	Specimen common stock certificate (front and reverse)
4.2(1)	Form of ActivCard Corp. Director Common Stock Warrant
4.3(3)	Form of ActivCard Corp. Common Stock Warrant
4.4(12)	Stockholder Rights Agreement, dated as of July 25, 2008 between ActivIdentity Corporation and American Stock Transfer & Trust Company, as Rights Agent
4.4.1(17)	Amendment No. 1 dated October 11, 2010, to the Stockholder Rights Agreement, dated July 25, 2008, between ActivIdentity Corporation and American Stock Transfer & Trust Company LLC
10.1(1)	2002 Stock Option Plan of ActivCard Corp.
10.2(1)	Lease Agreement, as amended, between the John Arrillaga Survivor's Trust and the Richard T. Peery Separate Property Trust, as Landlord, and ActivCard, Inc. dated April 11, 2000
10.3(9)	Facility Lease dated January 22, 2008—Suresnes, France

Exhibit Number	Exhibit Description
10.4+(4)	Agreement between Samsung Semiconductor Europe GmbH and ActivCard S.A. dated June 9, 1996
10.5(1)	SEWP III Subcontract Agreement between Northrop Grumman Computing Systems, Inc. and ActivCard, Inc. effective July 25, 2002
10.6(5)	Agreement for Sale and Purchase of Shares in Aspace Solutions Ltd., dated July 31, 2003
10.7(6)	Stock Purchase Agreement, by and among, Jason Hart, Michael Smith, Equity Partners Two Pty Ltd and Peter Johnson, as Sellers' and ActivCard Corp. dated July 26, 2005
10.8(7)	2004 Equity Incentive Plan of ActivCard Corp.
10.9(8)	Form of Restricted Stock Unit Director Grant Agreement
10.10(3)	Form of Restricted Stock Unit Grant Agreement
10.11(9)	Employment Agreement between Grant Evans and ActivIdentity dated April 23, 2008
10.12(10)	Employment Agreement between Jacques Kerrest and ActivIdentity dated August 1, 2008
10.13(11)	Patent Purchase and Assignment Agreement dated July 6, 2006
10.14(9)	Mutual Release and Waiver Agreement with Former Protocom Stockholders dated July 19, 2007
10.15(13)	Severance Agreement and Release, dated November 1, 2007, by and between ActivIdentity and Jason Hart
10.16(9)	Separation Agreement with Mark Lustig dated April 11, 2008
10.17(9)	Severance Agreement and Release with Thomas Jahn effective April 11, 2008
10.18(9)	Facility Lease—Canberra, Australia
10.19(15)	Employment Agreement between Michael Sotnick and ActivIdentity, effective December 7, 2008
10.20(14)	First Amendment to 2004 Equity Incentive Plan of ActivIdentity Corp.
10.21(14)	ActivIdentity Corp. Non-Employee Directors' Equity Compensation Program
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of BDO USA LLP (formerly known as BDO Seidman LLP), Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification of Chief Executive Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Filed Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Filed Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(14)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed November 20, 2008.

(15)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed December 11, 2008.

(16)
Incorporated by reference from the Registrant's Current Report on Form 8-K, filed December 14, 2009.

(17)
Incorporated by reference from the Registrant's Current Report on Form 8-A/A, filed October 12, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 10th day of December, 2010.

ACTIVIDENTITY CORPORATION
By:	/s/ GRANT EVANS Grant Evans Chief Executive Officer
ACTIVIDENTITY CORPORATION
By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer

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

Name	Title	Date

/s/ GRANT EVANS Grant Evans	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 10, 2010
/s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	December 10, 2010
/s/ BRAD BOSTON Brad Boston	Director	December 10, 2010

Name	Title	Date

/s/ ROBERT BRANDEWIE Robert Brandewie	Director	December 10, 2010
/s/ JIM FRANKOLA Jim Frankola	Director	December 10, 2010
/s/ STEVEN HUMPHREYS Steven Humphreys	Director	December 10, 2010
/s/ JAMES OUSLEY James Ousley	Director	December 10, 2010
/s/ DAVID B. WRIGHT David B. Wright	Director	December 10, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ActivIdentity Corporation

        We have audited the accompanying consolidated balance sheet of ActivIdentity Corporation as of September 30, 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ActivIdentity Corporation at September 30, 2010, and the consolidated results of its operations and its cash flows for the year ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, ActivIdentity changed the presentation of the non-controlling interest in its consolidated financial statements effective October 1, 2009.

        We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), ActivIdentity Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
December 10, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ActivIdentity Corporation

        We have audited Actividentity Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Actividentity Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Actividentity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Actividentity Corporation as of September 30, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for year then ended of Actividentity Corporation and our report dated December 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
December 10, 2010

REPORT OF BDO USA LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ActivIdentity Corporation
Fremont, California

        We have audited the accompanying consolidated balance sheet of ActivIdentity Corporation as of September 30, 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ActivIdentity Corporation at September 30, 2009, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP
(formerly known as BDO Seidman LLP)

San Francisco, California
December 14, 2009

ACTIVIDENTITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$72,519	$75,624
Marketable securities	3,780	3,100
Accounts receivable, net	12,247	13,983
Inventories	883	701
Prepaid and other current assets	1,569	556
Restricted cash	1,940	—

Total current assets	92,938	93,964
Restricted cash	—	1,746
Investments	—	11,752
Property and equipment, net	1,637	2,353
Intangible assets, net	9,075	1,842
Goodwill	9,416	—
Other long-term assets	660	2,920

Total assets	$113,726	$114,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,731	$1,853
Accrued compensation and related benefits	4,693	5,507
Accrued restructuring liability	148	642
Accrued and other current liabilities	3,914	3,493
Current portion of deferred revenue	9,520	12,574

Total current liabilities	20,006	24,069
Long-term portion of deferred revenue	2,296	1,240
Accrued restructuring liability	—	325
Deferred rent	502	114
Other long-term liabilities	460	582

Total liabilities	23,264	26,330

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and 2009	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized; 47,249,335 and 45,866,110 issued and outstanding as of September 30, 2010 and 2009	47	46
Additional paid-in capital	436,167	429,105
Accumulated deficit	(334,314)	(328,599)
Accumulated other comprehensive loss	(11,750)	(12,616)

Total ActivIdentity stockholders' equity	90,150	87,936
Non-controlling interest	312	311

Total stockholders' equity	90,462	88,247

Total liabilities and stockholders' equity	$113,726	$114,577

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended September 30,
	2010	2009	2008
Revenue:
Software	$21,533	$23,975	$19,589
Hardware	13,578	15,784	15,078
Service	22,595	22,562	24,342

Total revenue	57,706	62,321	59,009

Cost of revenue:
Software	1,229	4,179	963
Hardware	6,887	7,954	9,551
Service	8,071	7,677	10,779
Amortization of developed technology and patents	972	2,168	2,380

Total cost of revenue	17,159	21,978	23,673

Gross profit	40,547	40,343	35,336

Operating expenses:
Sales and marketing	17,516	19,572	25,602
Research and development	15,892	15,053	18,867
General and administration	15,785	12,769	11,380
Restructuring expense (net of recoveries)	(356)	—	(70)
Amortization of other intangible assets	985	140	165
Write-down of goodwill	—	—	35,874

Total operating expenses	49,822	47,534	91,818

Loss from operations	(9,275)	(7,191)	(56,482)

Other income (expense):
Interest income, net	564	1,710	4,659
Other income (expense), net	3,169	(508)	(25,190)

Total other income (expense), net	3,733	1,202	(20,531)

Loss before income taxes and non-controlling interest	(5,542)	(5,989)	(77,013)
Income tax benefit (provision)	(172)	344	506

Net loss	(5,714)	(5,645)	(76,507)
Net income (loss) attributable to non-controlling interest	1	(99)	(50)

Net loss attributable to ActivIdentity stockholders	$(5,715)	$(5,546)	$(76,457)

Basic and diluted net loss per share	$(0.12)	$(0.12)	$(1.67)
Shares used to compute basic and diluted net loss per share	47,317	45,814	45,770

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Shares				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances, September 30, 2007	45,732,623	$46	$423,242	$(246,501)	$(17,344)	$354	$159,797
Exercise of options	6,843	—	25	—	—	—	25
Issuance of restricted stock units net of cancellations	46,718	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,874	—	—	—	2,874
Cumulative effect of adoption of ASC 740 10 05 (FIN 48)	—	—	—	(95)	—	—	(95)
Components of comprehensive loss:
Net loss	—	—	—	(76,457)	—	(50)	(76,507)
Unrealized loss on marketable securities, net of reclassifications	—	—	—	—	(130)	—	(130)
Foreign currency translation, net of reclassifications	—	—	—	—	3,694	—	3,694

Total comprehensive loss	—	—	—	—	—	—	(72,943)

Balances, September 30, 2008	45,786,184	46	426,141	(323,053)	(13,780)	304	89,658
Issuance of restricted stock units net of cancellations	79,926	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,074	—	—	—	3,074
Minority interest adjustment	—	—	(110)	—	—	110	—
Components of comprehensive loss:
Net loss	—	—	—	(5,546)	—	(99)	(5,545)
Unrealized gain on marketable securities, net of reclassifications	—	—	—	—	152	—	152
Foreign currency translation, net of reclassifications	—	—	—	—	1,012	(4)	1,008

Total comprehensive loss	—	—	—	—	—	—	(4,485)

Balances, September 30, 2009	45,866,110	46	429,105	(328,599)	(12,616)	311	88,247
Exercise of options	225,956	—	335	—	—	—	335
Issuance of restricted stock units net of cancellations	26,250	—	—	—	—	—	—
Retirement of stock through repurchase	(1,085,293)	(1)	(2,412)	—	—	—	(2,413)
Issuance of stock in CoreStreet acquisition	2,216,312	2	5,708	—	—	—	5,710
Stock-based compensation expense	—	—	3,431	—	—	—	3,431
Components of comprehensive loss:
Net loss	—	—	—	(5,715)	—	1	(5,714)
Foreign currency translation, net of reclassifications	—	—	—	—	866	—	866

Total comprehensive loss	—	—	—	—	—	—	(4,848)

Balances, September 30, 2010	47,249,335	$47	$436,167	$(334,314)	$(11,750)	$312	$90,462

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,714)	$(5,645)	$(76,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investments and marketable securities	(4,121)	—	—
Stock-based compensation	3,431	3,074	2,874
Depreciation of property and equipment	1,121	1,243	1,566
Amortization of other intangible assets	985	140	165
Amortization of developed technology and patents	972	2,168	2,380
Unrealized foreign exchange loss	639	1,558	1,782
Impairment of investments	294	—	21,209
Loss on disposal of property and equipment	—	45	24
Goodwill impairment charge	—	—	35,874
Currency translation loss on liquidation of investments in foreign entity	—	—	1,946
Changes in assets and liabilities, net of assets acquired and liabilities assumed in a business combination:
Accounts receivable	2,434	(1,854)	2,643
Inventories	(227)	1,044	402
Prepaid and other current assets	1,051	(1,542)	872
Other assets	151	2,428	(3,074)
Accounts payable	(245)	163	(444)
Accrued compensation and related benefits	(961)	(485)	(838)
Accrued restructuring liability	(819)	(611)	(729)
Accrued and other current liabilities	621	(2,447)	2,598
Deferred revenue	(2,183)	1,395	(872)

Net cash provided by (used in) operating activities	(2,571)	674	(8,129)

Cash flows from investing activities:
Proceeds from sales and maturities of investments and marketable securities	14,898	6,525	85,165
Acquisition, net of cash acquired	(12,769)	—	—
Purchases of property and equipment	(467)	(760)	(307)
Other long-term assets	—	25	136
Restricted cash	—	(1,458)	—
Purchases of marketable securities	—	—	(37,245)

Net cash provided by investing activities	1,662	4,332	47,749

Cash flows from financing activities:
Proceeds from exercise of employee stock options	335	—	25
Repurchase of stock	(2,413)	—	—

Net cash provided by (used in) financing activities	(2,078)	—	25

Effects of exchange rate changes on cash and cash equivalents	(118)	445	(111)
Net increase (decrease) in cash and cash equivalents	(3,105)	5,451	39,534
Cash and cash equivalents, beginning of year	75,624	70,173	30,639

Cash and cash equivalents, end of year	$72,519	$75,624	$70,173

Supplemental disclosures:
Refund received (cash paid) for income taxes, net	$1,140	$(186)	$11
Non-cash investing transactions:
Fair value of common stock issued in connection with acquisition	$4,995	—	—
Fair value of warrants issued in connection with acquisition	$716	—	—

See accompanying notes to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        ActivIdentity Corporation (the "Company", "ActivIdentity", "we" or "us"), is a global leader in strong authentication and credential management. Our strategy is to provide solutions to confidently establish a person's identity when interacting digitally.

        The Company's strategy leverages its identity assurance platform and credential management system to apply a common approach to registration / enrollment, authentication, authorization, auditing, credential issuance / management, and use of credentials. This approach takes into account that organizations require the assurance of a trusted chain of identity that allows them to conduct their day-to-day business in the digital age with the same level of confidence as face-to-face transactions.

        Though identities may be repeatedly captured, verified, enrolled, used, and tracked by disparate systems with little interaction, the Company's identity assurance platform allows organizations to leverage the relative trust levels of the credentials and use the same security infrastructure across diverse user communities (such as citizens, employees, contractors, partners, suppliers, and customers) and applications (such as driver's license, employee identification badge, remote access token, and supplier procurement access portal).

        ActivIdentity has been a pioneer of the identity assurance market and is a key supporter and driver of standards in this technology area, engaging with global standards bodies such as GlobalPlatform, ISO, and ANSI. The Company's approach to identity assurance embraces a wide variety of authentication devices and authentication methods. Smart cards, soft tokens, hard tokens, USB tokens, or mobile phones can be enrolled, issued a certificate, and managed through their life-cycle via ActivIdentity's identity assurance platform.

        ActivIdentity was incorporated in the State of Delaware in August 2002 for the purpose of changing the domicile of the publicly listed company in the ActivIdentity group of companies, previously ActivCard S.A., from the Republic of France to the United States. ActivCard S.A. was organized as a Société Anonyme, or limited liability corporation, under the laws of the Republic of France. In 2003, ActivIdentity completed registered public exchange offers in which holders of ActivCard S.A. securities exchanged 41,730,958 common shares and American depositary shares (ADS) of ActivCard S.A. for 41,635,741 common shares of ActivIdentity. Following completion of the exchange offers, ActivIdentity held approximately 99.4% of the outstanding securities of ActivCard S.A. During fiscal 2006, the Company purchased additional ActivCard S.A securities and currently holds approximately 99.8% of the outstanding securities of ActivCard S.A. The common shares and ADS of ActivCard S.A. not exchanged or sold have been recorded as a non-controlling interest on the consolidated balance sheets.

        We operate on a fiscal year ending September 30. For convenience in these Notes, we refer to the fiscal year ended September 30, 2008 as fiscal 2008, the fiscal year ended September 30, 2009 as fiscal 2009 and the fiscal year ended September 30, 2010 as fiscal 2010.

Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ from current estimates. Estimates are used for, but not limited to, the fair value of investments, the provision for doubtful accounts, obsolete and excess inventories, depreciation and amortization, valuation of intangible assets and goodwill, sales warranty reserve, income taxes, restructuring liability, valuation of stock-based compensation, and contingencies.

        Cash, Cash Equivalents, Marketable Securities, and Investments—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of investments acquired with original maturities exceeding three months and are classified as available-for-sale. Marketable securities are reported at market value, based on quoted market prices or the application of valuation models, with unrealized gains or losses included in accumulated other comprehensive income (loss), net of applicable taxes. Long-term investments are reported at fair value, based on the application of valuation models. If the impairment on long-term securities is determined to be other-than-temporary, the unrealized loss is recorded through other income (expense), net. The gain or loss from sale of securities sold is recognized on the specific identification method.

        Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to pay outstanding amounts. The provision is based on factors that include account aging, historical bad debt experience, customer creditworthiness, and other known factors. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

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

        Intangible Assets—Intangible assets include the fair value of agreements and contracts, developed technology, and trademarks acquired in business combinations and acquired patents. Finite-lived intangible assets are amortized over one to ten years, which approximates their estimated useful lives. The Company, each reporting period, reviews for indicators of potential impairment to the carrying value of finite-lived intangible assets. During the year ended September 30, 2010, no indicators of impairment.

        Goodwill—In accordance with Accounting Standards Codification Topic No. 350 (ASC 350) "Intangibles—Goodwill and Other", goodwill is not amortized. Instead, goodwill is tested for

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

impairment at a level of reporting referred to as a reporting unit. Accordingly, we perform an annual assessment of goodwill, or more frequently if there are indicators of potential impairment. Goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual assessment of goodwill during the fourth quarter of our fiscal year, or if impairment indicators are identified in the interim with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. The key judgments include analysis of future cash flow which management believes to be an important factor in determination of the fair value of the Company's sole reporting unit. This analysis takes into consideration certain revenue growth and operating expense forecasts. Should conditions be different than our last assessment, significant write-downs of goodwill may be required which will adversely affect our results of operations. The Company conducted its first annual impairment assessment of goodwill, recorded in connection with its acquisition of CoreStreet in December 2009, in the fourth quarter of the fiscal year ending September 30, 2010. The first step (Step 1) in this analysis was to compare the carrying value of the Company's sole reporting unit, which approximates the Company's total stockholders' equity balance, to its fair value based on the market value of the Company's common stock. If the carrying value exceeded the fair value as a result of Step 1, the Company would have had to complete Step 2 of the impairment test, which requires the Company to estimate the implied fair value of goodwill and compare that implied fair value to the carrying value of goodwill. As of September 30, 2010, the fair value of the Company's common stock exceeded stockholders' equity by approximately 13%.

        Long-Lived Assets, Excluding Intangible Assets—The Company accounts for long-lived assets in accordance with the provisions of ASC 360 10 15. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

        Restricted Cash—Under the terms of a software development contract with a customer, the Company provide a performance guarantee in the form of a financial security agreement that extends through September 30, 2011.

        Research and Development—Research and development costs are expensed as incurred.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company recognizes revenue in accordance with U.S. GAAP, as set forth in:

  •
  ASC 985-605 (formerly known as and comprised of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2", "Software Revenue Recognition, With Respect to Certain Transactions" and EITF 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software)",

  •
  ASC 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables)",

  •
  ASC 605-35 (formerly known as and comprised of Accounting Research Bulletin No. 45 (ARB 45), "Long-Term Construction-Type Contracts", SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts)",

  •
  SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", and

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

        Even though delivery of PCS and services has started, if all of the criteria in ASC 985-605 for revenue recognition have not yet been met, PCS and service revenue recognition may not commence. At the time all the criteria in ASC 985-605 are met, the portion of the deferred amount based on the proportion of the service period that has already expired to the total service period is immediately recognized and the residual amount is recognized ratably over the remaining service period.

        Except in arrangements where acceptance is considered perfunctory, where the Company has provided acceptance rights to certain customers, no products or services revenue is recognized until the earlier of the customer formal acceptance or the expiration of the acceptance period granted to the customer.

        For arrangements that involve some customization, modification or production services that are considered essential to the functionality of the software element, and separate accounting for these services is not permitted, revenue from the license and professional services essential to the functionality of the software is recognized using the percentage-of-completion method in accordance

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

with ASC 605-35. The percentage-of-completion method is applied when the Company has the ability to make reasonably dependable estimates of the total cost of effort required for completion using the cost of labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the date when the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional professional service resources are required for the functionality of the software. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Revenue under these arrangements is presented as software revenue on the statement of operations. Where VSOE exists for professional services not essential to the functionality of the software, revenue is recorded as service revenue. Forecasted losses on contracts are accrued to cost of revenue in the period in which a forecasted loss is deemed probable and estimable. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the consolidated balance sheets. Unbilled work-in-process is recorded as a receivable in the consolidated balance sheets.

        For single element arrangements, revenue from stand alone product sales is recognized upon shipment (unless shipping terms determine otherwise), net of estimated returns and/or certain estimated future price changes. The Company's does not ship product to a reseller or distributor unless the reseller or distributor has a history of selling the products or the end-user is known and has been qualified. In certain specific and limited circumstances, the Company provides product return and price protection rights to certain distributors and resellers. The Company has established a reasonable basis through historical experience for estimating future returns and price changes. Actual returns and price protection claims have not been material to date.

        Stock-Based Compensation—ASC 718 30 30 Share-based Payment), requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

        ASC 718 30 30-1 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest (less estimated forfeitures) is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ. Different forfeiture rates are estimated and applied to (1) executives, (2) non-executive employees not located in France, and (3) employees located in France. Cash flows generated from potential tax benefits arising from tax deductions in excess of the compensation cost recognized for options granted are classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during fiscal 2010, 2009, or 2008.

        The fair value of stock-based awards to employees that do not have a market or performance vesting condition is calculated using the Black-Scholes-Merton option pricing model (the "model"). The model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The model also requires subjective assumptions, including future stock price volatility and expected time to exercise,

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on relevant U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

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

        Foreign Currency Transactions—The reporting currency of the Company and its subsidiaries is the U.S. Dollar. The functional currency of all of the subsidiaries is their local currency. Assets and liabilities of the foreign subsidiaries are translated into the U.S. Dollar at exchange rates in effect at the balance sheet date and revenue and expenses are translated at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. Dollar financial statements are accumulated in stockholders' equity as translation adjustments within other comprehensive income.

        Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the transactional currency relative to the functional currency and are recorded in the statement of operations during the respective period. Due to fluctuations in foreign currencies, the Company recorded a loss of $0.7 million in fiscal 2010, a loss of $0.8 million in fiscal 2009, and a loss of $2.0 million in fiscal 2008, in the consolidated statements of operations from the revaluation of assets and liabilities and the settlement of current period transactions.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

have any effect on the computation of diluted loss per share in any of the periods presented since they were anti-dilutive.

  Recently Adopted Accounting Standards

        Non-controlling Interest.    ASC 810 10 65-1 was previously issued in December 2007 by the FASB under the title SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810 10 65-1 (SFAS No. 160) revises the accounting for both increases and decreases in a parent's controlling ownership interest. ASC 810 10 65-1 (SFAS No. 160) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted this guidance at the beginning of its fiscal year 2010. Amounts previously presented as minority interest in consolidated subsidiaries is now presented in net income (loss) attributable to non-controlling interest in the statements of operations.

  Recently Released Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13 (ASU 2009-13), "Revenue Arrangements with Multiple Deliverables" and Accounting Standard Update No. 2009-14 (ASU 2009-14), "Certain Revenue Arrangements That Include Software." These ASUs revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components. There are also expanded disclosures for significant judgments made in the application of these standards, if material. These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted. The Company is currently evaluating the impact of applying this pronouncement to its consolidated financial statements, and intends to implement the pronouncement during the first quarter of fiscal 2011.

        In January 2010, the FASB issued Accounting Standard Update No. 2010-06 (ASU 2010-06), "Improving Disclosures about Fair Value Measurements" to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company implemented provisions of this update related to disclosure of valuation techniques in the second quarter of fiscal 2010 and noted no significant impact in its consolidated financial statements. The Company intends to implement provisions related to additional disclosures in the Level 3 roll forward in the first quarter of fiscal 2012 and does not expect a significant impact on its consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

2. Stock-Based Compensation

Equity Compensation Plans

Warrants

        Warrants issued in connection with the CoreStreet acquisition:    In December 2009, the Company issued warrants for 1.0 million shares of the Company's common stock with a per share exercise price of $4.25, expiring December 31, 2011 and valued at $0.4 million, and warrants for 1.0 million shares of the Company's common stock with a per share exercise price of $5.00, expiring December 31, 2012 and valued at $0.4 million in connection with the CoreStreet acquisition. For further information regarding the acquisition of CoreStreet, see Note 3—Business Combinations to consolidated financial statements. These warrants were fully vested upon issuance and remain outstanding as of September 30, 2010.

Stock Option Plans

        The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees. As of September 30, 2010, the Company continues to grant stock options under the 2004 Equity Incentive Plan ("2004 Plan"). As of September 30, 2010, the Company had 4.5 million shares available for future grants under the Company's 2004 Plan.

        In August 2002, the Company's stockholders approved the 2002 Stock Option Plan ("2002 Plan") and reserved 8.6 million shares for issuance under the plan. Options granted under the 2002 Plan vest over four years and have a maximum term of 10 years. The Board of Directors establishes the exercise price as the closing price quoted on the NASDAQ Global Market on the date of grant. In August 2004, the Company's stockholders approved the 2004 Plan. The 2004 Plan replaces the 2002 Plan with substantially the same terms as the 2002 Plan. The remaining share reserve from the 2002 Plan was transferred to the 2004 Plan. In addition to stock options, the 2004 Plan allows for the grant of restricted stock, restricted stock units, stock appreciation rights, and cash awards. In February 2007, the Company's stockholders approved an amendment to the 2004 Plan, increasing the number of shares reserved for issuance by 4.0 million shares.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

2. Stock-Based Compensation (Continued)

        Activity under the Company's stock equity plans, including the inducement grants, was as follows:

	Number of Options	Weighted Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2007	7,226,603	$5.75	5.96	$3,879
Granted	6,353,500	2.58
Exercised	(4,781)	3.77
Forfeited	(2,627,222)	5.67

Outstanding at September 30, 2008	10,948,100	$3.93	5.95	$160
Granted	1,322,500	1.73
Exercised	—	—
Forfeited	(2,233,830)	4.52

Outstanding at September 30, 2009	10,036,770	$3.51	5.29	$3,255
Granted	2,212,500	2.35
Exercised	(225,956)	—
Forfeited	(2,957,867)	4.19

Outstanding at September 30, 2010	9,065,447	$3.05	4.77	$176

Exercisable at September 30, 2010	4,149,787	$3.84	4.21	$82

        Stock options outstanding and exercisable as of September 30, 2010 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
1.45 - 2.17	473,076	5.35	$1.80	194,704	$1.75
2.18 - 2.95	6,371,928	5.14	2.37	1,875,892	2.40
2.96 - 4.45	876,000	3.56	3.99	853,443	4.00
4.46 - 6.45	651,326	3.70	4.73	532,631	4.77
6.46 - 9.99	693,117	3.47	7.43	693,117	7.43

Totals	9,065,447	4.77	$3.05	4,149,787	$3.84

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

2. Stock-Based Compensation (Continued)

        Activity for restricted stock and restricted stock units for fiscal 2010 was as follows:

Unvested Restricted Stock and Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2009	116,256	$2.11
Granted	523,092	2.16
Vested	(192,498)	2.50
Cancelled	—	—

Unvested at September 30, 2010	446,850	$2.00

        Unvested restricted stock units outstanding at September 30, 2010, included units granted as follows:

  •
  During the fiscal 2010, 140,000 restricted stock units valued at a total of $386,400 were granted at no cost to non-employee directors. These restricted stock units were granted subsequent to their election to the board of directors during the Annual Meeting of Stockholders on March 24, 2010 and vest monthly over one year, beginning on March 24, 2010. At September 30, 2010, 70,008 restricted stock units under this grant were unvested.

  •
  On August 25, 2010, the Company granted 358,092 restricted units valued at $695,000 to employees. These shares vest over 4 years from the date of grant. At September 30, 2010, all of the restricted stock units under this grant were unvested.

  •
  On August 25, 2010, the Company granted 25,000 restricted units valued at $48,500 to an outside consultant. These shares vest over 4 months from the date of grant. At September 30, 2010, 18,750 restricted stock units under this grant were unvested.

  Valuation and Expense Information under ASC 718 10 50-2 (SFAS 123(R))

        The weighted average fair value of stock-based compensation to employees is generally based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is generally amortized using the straight-line method over the vesting period of the options. Below are the assumptions used in the calculation of stock-based compensation for employee stock options during fiscal 2010, 2009, and 2008:

	Fiscal Years Ended September 30,
	2010	2009	2008
Risk-free interest rate	2.2%	1.5% - 2.6%	2.4% - 4.2%
Expected life (years)	4.3	4.2 - 6.1	4.8 - 6.1
Dividend yield	0.0%	0.0%	0.0%
Weighted average expected volatility	46.7%	45.0%	41.0%
Weighted average estimated forfeiture rate	33.1%	30.2%	33.0%

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

2. Stock-Based Compensation (Continued)

        The following table summarizes stock-based compensation expense related to employee stock options, and restricted stock units under ASC 718 10 25-2 for fiscal 2010, 2009, and 2008 which was allocated as follows (in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Cost of revenue—hardware	$21	$26	$44
Cost of revenue—service	120	122	189

Stock-based compensation expense included in cost of revenue	141	148	233

Research and development	614	695	868
Sales and marketing	447	591	627
General and administrative	2,229	1,640	1,146

Stock-based compensation expense included in operating expenses	3,290	2,926	2,641

Total stock-based compensation expense	$3,431	$3,074	$2,874

        The weighted average grant-date fair values of options and restricted stock units granted was $0.95, $1.34, and $1.22 during fiscal 2010, 2009, and 2008 respectively. Cash received as a result of options exercised were approximately $0.3 million, none and $25,000 during fiscal 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised and restricted stock units vested was approximately $0.5 million, $0.3 million and $0.2 million, during fiscal 2010, 2009, and 2008, respectively. The total fair value of options, warrants and restricted stock units vested was approximately $2.6 million, $3.7 million, and $2.5 million, during fiscal 2010, 2009, and 2008, respectively. As of September 30, 2010, total unrecognized compensation costs related to unvested stock options and restricted stock was $2.2 million, net, which is expected to be recognized as an expense over a weighted average remaining amortization period of approximately 1.9 years.

3. Business Combinations

        The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid, value of common stock issued and warrants for common stock as measured on the acquisition date, less any cash acquired. The common stock and warrants were issued in a private placement.

        On December 14, 2009, the Company completed the acquisition of CoreStreet for consideration of $18.5 million, net of cash acquired. Consideration consisted of (i) $12.8 million in cash, net of cash acquired, (ii) 2.2 million shares of the Company's common stock (of which approximately 1.5 million shares are subject to an escrow to satisfy certain indemnification obligations of the stockholders of CoreStreet), (iii) warrants for 1.0 million shares of the Company's common stock with a per share exercise price of $4.25 and expiring December 31, 2011 with a fair value of $0.4 million, and (iv) warrants for 1.0 million shares of the Company's common stock with a per share exercise price $5.00 and expiring December 31, 2012 with a fair value of $0.4 million. CoreStreet is a provider of PKI certification technology, distributed identity credential validation systems, and physical access control products. Their products are used primarily by federal and state agencies in the United States.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

3. Business Combinations (Continued)

        The following table represents the purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on December 14, 2009 (in thousands):

Purchase Price Allocation
Cash	$1,770
Other current assets	965
Intangibles:
Customer relationships	6,620
Developed technology	2,530
Trade name	40
Non-current assets	16
Goodwill	9,416
Less liabilities assumed	(1,062)

Total purchase price	$20,295

        The purchase price was allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $9.4 million of goodwill was assigned to the Company's single reporting unit and is not expected to be deductible for tax purposes. The acquisition is complementary to and the Company anticipates that it will strengthen its strong authentication and credential management product portfolio. The intangible assets are amortized on a straight line basis in-line with expected cash flows. Customer relationships represent the fair values of the underlying relationships and agreements with CoreStreet's customers. Developed technology represents the fair values of CoreStreet products that have reached technological feasibility and are a part of CoreStreet's product lines. Trade name represents the fair value of brand and name recognition associated with the marketing of CoreStreet's products and services.

        The results of the CoreStreet acquisition are included in the accompanying consolidated financial statements from the date of the acquisition on December 14, 2009.

        Summary of the purchase price consideration (in thousands):

	Purchase Price Consideration
Cash paid	$14,540
Cash payments owed	17	(1)
Potential cash value for stock	27	(2)
Warrants for common stock	716	(3)
Common stock	4,995	(4)

Total purchase price	$20,295

(1)
Cash payments owed and recorded in "Accrued and other current liabilities" at September 30, 2010.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

3. Business Combinations (Continued)

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

        The information related to revenue and operating income (loss) of CoreStreet included in our consolidated statement of operations from the acquisition date, December 14, 2010, to the year ended September 30, 2010, is not presented. The Company integrated CoreStreets operations with its one operating segment, Digital Identity Solutions, and as a result, the information is not available.

Pro forma results

        The unaudited financial information in the table below summarizes the combined results of operations of ActivIdentity and CoreStreet, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2009. The unaudited pro forma financial information for fiscal 2010 and 2009, include the historical results for CoreStreet from October 1, 2008 to December 14, 2009. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009 (in thousands, except for per share amounts):

	Fiscal Years Ended September 30,
	2010	2009
	(Unaudited)
Revenue	$58,767	$69,213
Net loss attributable to ActivIdentity stockholders	$(6,601)	$(7,461)
Basic and diluted net loss per share	$(0.14)	$(0.16)
Shares used in computing pro forma basic and diluted net loss per share	47,317	45,814

4. Investments

        Marketable securities consist of corporate bonds and notes, commercial paper, certificates of deposit, and various auction rate securities (ARS). All marketable securities are classified as available-for-sale and are recorded at the estimated fair value.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

4. Investments (Continued)

        The following table presents the Company's marketable securities that are measured at the estimated fair value, categorized in accordance with the fair value hierarchy provisions of ASC 820 10 50-2 (SFAS No. 157) (in thousands):

As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$3,924	$—	$—	$3,924
Money market funds / U.S. Treasuries	68,595	—	—	68,595

Total cash and cash equivalents	72,519	—	—	72,519

Short-term restricted cash (term deposits)	1,940	—	—	1,940

Marketable securities:
Auction rate securities	—	—	3,780	3,780

Total marketable securities	—	—	3,780	3,780

Total financial assets under ASC 820 10 50-2 (SFAS No. 157)	$74,459	$—	$3,780	$78,239

As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents:
Short-term:
Cash	$9,712	$—	$—	$9,712
Money market funds / U.S. Treasuries	65,912	—	—	65,912

Total cash and cash equivalents	75,624	—	—	75,624

Long-term restricted cash (term deposits)	1,746	—	—	1,746

Marketable securities:
Auction rate securities	—	—	3,100	3,100

Total marketable securities	—	—	3,100	3,100
Long-term investments:
Auction rate securities	—	—	11,752	11,752

Total financial assets under ASC 820 10 50-2 (SFAS No. 157)	$77,370	$—	$14,852	$92,222

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

4. Investments (Continued)

        Changes in the Company's Level 3 assets for fiscal 2010 were as follows (in thousands):

Level 3
Aggregate estimated fair value of Level 3 assets at September 30, 2009	$14,852
Total realized and unrealized gain (loss):
Included in earnings	3,826
Settlements	(14,898)

Aggregate estimated fair value of Level 3 assets at September 30, 2010	$3,780

Marketable Securities

        Marketable securities consist of investments acquired with maturities exceeding three months and for which liquidity issues have not resulted in reclassification of the securities to long-term investments. Marketable securities are classified as available for sale and are reported at the estimated fair value with unrealized gains or losses included in other comprehensive income (loss), net of applicable taxes. Marketable securities are ARS comprised of closed-end mutual funds and a student loan agency. Declines in value on available-for-sale securities judged to be other-than-temporary are recorded in other income (expense), net. None of the short-term marketable securities are deemed impaired as of September 30, 2010. The gain or loss from sales of securities is recognized on the specific identification method. The Company had realized gains of $4.1 million for fiscal 2010. There were no realized gains or loss in fiscal 2009, or 2008.

        During fiscal 2010, based on evidence of liquidity, the Company reclassified $11.8 million of long-term investments to marketable securities and sold or redeemed ARS with a net book value of $10.8 million for $14.9 million which resulted in a gain of $4.1 million. Also, during fiscal 2010, the Company recorded an other-than-temporary impairment of $0.3 million on these ARS. At September 30, 2010, the Company's carrying value of market securities was $3.8 million. Our portfolio of ARS has had a series of liquidity events in the past year. The Company monitors all of its ARS investments and evaluates changes as to impairment factors on a continual basis.

        Marketable securities consisted of the following (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$3,780	—	—	$3,780

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$3,100	—	—	$3,100

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

4. Investments (Continued)

        The contractual maturities of short-term, available-for-sale marketable securities as of September 30, 2010 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	—	—
Between one year and three years	—	—
More than three years	$3,780	$3,780

	$3,780	$3,780

Auction Rate Securities

        The Company held at par $3.8 million and $3.1 million of closed-end mutual fund ARS classified as marketable securities at September 30, 2010 and September 30, 2009 respectively. $0.6 million and $12.3 million of formerly held closed-end mutual fund and taxable municipal ARS investments were called at par during fiscal 2009 and 2008, respectively. Future changes in the market regarding these securities may result in impairment charges and classification to long-term investments.

        During fiscal 2008, the Company reclassified $33.0 million at cost of investments in certain ARS from short-term to long-term investments and recorded an other-than-temporary impairment on these holdings of $21.2 million, resulting in a carrying value of $11.8 million at September 30, 2009 and September 30, 2008. Contractual maturity for these investments range from 2025 to 2052.

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

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

4. Investments (Continued)

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

5. Accounts Receivable, net and Customer Concentration

        Accounts receivable, net consisted of the following (in thousands):

	September 30,
	2010	2009
Accounts receivable	$12,307	$14,244
Less: allowance for doubtful accounts	(60)	(261)

Accounts receivable, net	$12,247	$13,983

        Accounts receivable from significant customers in excess of 10% of total accounts receivable at September 30, 2010 and 2009, respectively are summarized as follows:

	September 30,
	2010	2009
Customer A	12%	*
Customer B	*	20%
Customer C	*	10%

	12%	30%

*
Customer accounted for less than 10% of the accounts receivable.

        Management believes that the receivable balances from these large customers are collectible based on the assessment of their creditworthiness, account aging and past collection experiences. However, these customers represent significant exposure if one or more of them were unable to pay.

        Revenue from significant customers representing revenue in excess of 10% of total revenue for the respective periods is summarized below:

	Fiscal Years Ended September 30,
	2010	2009	2008
Customer D	10%	10%	13%

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

6. Inventories

        Inventories consisted of the following (in thousands):

	September 30,
	2010	2009
Components	$287	$280
Finished goods	596	421

Total inventories	$883	$701

7. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30,
	2010	2009
Computers and equipment	$2,998	$4,887
Software	3,358	4,572
Furniture and fixtures	2,834	2,249
Leasehold improvements	1,480	2,016

Property and equipment, at cost	10,670	13,724
Less: accumulated depreciation	(9,033)	(11,371)

Property and equipment, net	$1,637	$2,353

8. Intangible Assets, net

        Intangible assets consisted of the following (in thousands):

	September 30, 2009	Additions	Write-off of Fully Amortized Intangibles	September 30, 2010
Gross carrying amount:
Developed technology and patents	$15,294	$2,570	$(15,294)	$2,570
Customer relationships	2,028	6,620	(2,028)	6,620
Patents	3,999	—	—	3,999

Intangible assets at cost	21,321	9,190	(17,322)	13,189

Accumulated amortization
Developed technology and patents	(15,294)	(337)	15,294	(337)
Customer relationships	(2,028)	(953)	2,028	(953)
Patents	(2,157)	(667)	—	(2,824)

Total accumulated amortization	(19,479)	$(1,957)	17,322	(4,114)

Intangible assets, net	$1,842	$7,233	—	$9,075

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

8. Intangible Assets, net (Continued)

        Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment in accordance with ASC 360 10 35, (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Each reporting period, the Company reviews for indicators of potential impairment to the carrying value of finite-lived intangible assets. During fiscal 2010, no indicators of impairment of intangible assets of $9.1 million were noted.

        The Company, each reporting period, reviews for indicators of potential impairment to the carrying value of finite-lived intangible assets. During fiscal 2010, no indicators of impairment of finite-lived intangible assets were noted.

        During fiscal 2010, in connection with the CoreStreet acquisition, the Company recorded $9.2 million in intangible assets. For additional information regarding the CoreStreet acquisition, see Note—3 Business Combinations to consolidated financial statements.

        Estimated amortization of developed technology and patents and other intangible assets is as follows (in thousands):

Fiscal years ending September 30,	Acquired Developed Technology and Patents
2011	$2,170
2012	1,882
2013	1,254
2014	1,022
2015	873
Thereafter	1,873

$9,075

        Definite lived intangible assets which include developed technology, patents, and customer relationships are amortized over their estimated lives that varies from one to ten years

9. Goodwill

        In accordance with ASC 350 20 35, the Company tests goodwill for impairment at least annually. As of September 30, 2010 and 2009, no impairment of goodwill was recorded.

	September 30,
	2010	2009
Balance, beginning of period	$—	$—
Goodwill as a result of acquisition	9,416	—

Balance, end of period	$9,416	$—

        During fiscal 2010, in connection with the CoreStreet acquisition, the Company recorded $9.4 million of goodwill. For additional information regarding the CoreStreet acquisition, see Note—3 Business Combinations to consolidated financial statements.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

10. Sales Warranty Reserve

        Changes in sales warranty reserve were as follows (in thousands):

	September 30,
	2010	2009
Balance, beginning of period	$48	$199
Warranty costs incurred	(32)	(51)
Additions related to current period sales (net of adjustments)	49	(108)
Impact of exchange rates	(3)	8

Balance, end of period	$62	$48

        The sales warranty reserve is included in accrued and other current liabilities in the consolidated balance sheet.

11. Restructuring Liability

        The following summarizes the restructuring liability activity (in thousands):

2002 Restructuring
Facility Exit Costs
Balances, September 30, 2008	$1,578
Cash payments	(611)
Adjustments to accruals for changes in estimates	—
Impact of exchange rates	—

Balances, September 30, 2009	$967
Cash payments	(463)
Adjustments to accruals for changes in estimates	(356)
Impact of exchange rates	—

Balances, September 30, 2010	$148
Less current portion	$148

Long-term portion	$—

2002 Restructuring

        In February 2002, the Company commenced a restructuring of its business which resulted in restructuring reserve for excess facilities in its corporate headquarter. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the lease, net of total estimated sublease income. In June 2005, the Company subleased the excess facilities. Cash payments for the remaining liability of $0.1 million at September 30, 2010 for facility exit activities have been made subsequently over the remaining life of the excess facilities which ended on November 30, 2010.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

12. Income Taxes

Income Taxes

        Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2010	2009	2008
Federal:
Current	$8	$(23)	$(3)
Deferred	—	—	—

	8	(23)	(3)

State:
Current	2	2	4
Deferred	—	—	—

	2	2	4

Foreign:
Current	92	24	(507)
Deferred	70	(347)	—

	162	(323)	(507)

Income taxes	$172	$(344)	$(506)

        Income (loss) from continuing operations before income taxes and non-controlling interest consisted of the following (in thousands):

	Years Ended September 30,
	2010	2009	2008
Domestic	$(6,807)	$(12,548)	$(94,209)
Foreign	1,265	6,559	17,196

	$(5,542)	$(5,989)	$(77,013)

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

12. Income Taxes (Continued)

        The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to income before taxes was as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008
Federal statutory tax benefit	$(1,937)	$(2,061)	$(26,955)
State taxes	2	2	4
Federal change in valuation allowance	(7,561)	4,100	17,343
Foreign tax differential	(281)	(2,620)	(6,525)
Federal R&D tax credit	(13)	(388)	(131)
Stock-based compensation	373	586	611
U.S. inclusion of foreign income	314	—	—
Reduction of prior year net operating losses	9,229	—	—
Intercompany loan write-off	—	—	7,624
Impairment of goodwill	—	—	6,933
Other	46	37	590

	$172	$(344)	$(506)

        Deferred tax assets consist of the following (in thousands):

	September 30,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$71,270	$70,986
Tax credits	6,055	5,035
Depreciation and amortization	1,080	934
Accruals and reserves not currently deductible	13,735	14,241

Total deferred tax assets	92,140	91,196
Deferred tax liability: Other intangible assets	(3,481)	—

Net deferred tax assets before valuation allowance	88,659	91,196
Valuation allowance for deferred tax assets	(88,382)	(90,849)

Net deferred tax assets	$277	$347

        Realization of the Company's deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company's lack of earnings history in the U.S. and France, the net deferred tax assets from these jurisdictions have been fully offset by a valuation allowance. For all other jurisdictions, no valuation allowance has been recorded against the deferred tax assets as it is more likely than not that a tax benefit for deferred assets will be recognized based upon recent and forecasted earnings. The Company recorded a decrease in valuation allowance of $2.5 million in fiscal 2010, and a decrease in valuation allowance of $3.2 million in fiscal 2009. The decrease in the valuation allowance as of September 30, 2010 resulted primarily from a reduction in prior year net operating loss carry-forwards that have now been determined to not meet the more likely

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

12. Income Taxes (Continued)

than not standard and thus are included in the uncertain tax positions below as well as the utilization of net operating losses related to prior year foreign income inclusion, which is also offset by an increase in valuation allowance as a result of purchase price accounting related to the CoreStreet acquisition. The valuation allowance at September 30, 2010 includes $182,000 related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

        The Company has not provided for U.S income taxes on foreign subsidiary undistributed earnings as any earnings are considered to be permanently reinvested outside of the U.S. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

        As of September 30, 2010, approximate net operating loss carry-forwards and their corresponding expirations were as follows (in thousands):

	Amount	Expiration starting in
United States—Federal	$297	2012
United States—Federal	$107,609	2018
United States—California	$51,526	2012
United States—Other States	$23,428	2011
France	$87,978	No expiration
Other foreign—no expiration	$58	No expiration

        As of September 30, 2010 the Company had federal and State of California research and development tax credit carry-forwards of approximately $2.7 million and $2.9 million, respectively. The federal research and development tax credits expire at various dates beginning in 2012. The State of California research and development tax credits have no expiration date.

        Net operating loss carry-forwards and credits can only be used by the taxpayer generating the operating losses and credits. The extent to which loss carry-forwards and credits can be used to offset future taxable income may be limited, depending on the extent of any ownership changes as defined by federal and various state and foreign jurisdictions. These limitations may result in the expiration of net operating losses and tax credits before utilization. CoreStreet was acquired during the fiscal 2010 and included in the net operating loss and credit carry-forwards are federal losses of $21.8 million, state losses $14.9 million and credits of $0.8 million related to the CoreStreet acquisition. A change in ownership study relating to CoreStreet had not been performed prior to the acquisition. If ownership changes occurred prior to the acquisition, additional limitations relating to these pre acquisition items may apply.

        On October 8, 2010, the State of California approved its budget for fiscal year ended June 30, 2010, and made changes to the California tax law which substantially limit the Company's ability to utilize available state net operating loss and tax credit carry-forwards to reduce any California state income taxes payable, if the company has taxable income in fiscal 2010 and 2011. Under the new California tax law, the utilization of net operating loss carry-forwards is suspended for tax years beginning in 2010 and 2011; however, the expiration date of the net operating loss carry forwards is extended for an equivalent two-year period.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

12. Income Taxes (Continued)

        As of September 30, 2010, and September 30, 2009, the Company had $6.6 million and $0.4 million, respectively of unrecognized tax benefits. If recognized, any amounts would be recorded as an income tax benefit in the consolidated statement of operations and the Company's effective tax rate would be reduced by these amounts if a valuation allowance were not required.

        It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company does not anticipate any significant changes to the unrecognized tax benefits over the next 12 months.

        The Company's policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated condensed statements of operations under the provisions of ASC 740 10 05. At September 30, 2010, and September 30, 2009 the Company had $176,000 and $208,000 respectively of interest and penalties which are included in long-term taxes payable. During the current fiscal year a reduction of $32,000 to the accrued interest and penalties was booked as a result of a lapse in the statute of limitations.

        The Company had the following activity relating to unrecognized tax benefits during fiscal 2010 and 2009 (in thousands):

	September 30,
	2010	2009
Beginning Balance	$373	$2,328
Tax positions taken in the current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	6,324	27
Reductions	—	(1,982)
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	(105)	—

Ending Balance	$6,592	$373

        The Company or its subsidiaries files income tax returns in the U.S. and California, as well as various other foreign and domestic jurisdictions. The Company is currently under examination in Germany for the fiscal 2005, 2006 and 2007 income tax returns. The Company recently concluded an examination from the French tax authority covering the fiscal 2005, 2006, and 2007 income tax returns that resulted in no significant tax adjustments. The Company is currently not the subject of any additional income tax examinations. In general, the earliest open year subject to examination in a major tax jurisdiction is fiscal 2006, although depending upon jurisdiction, earlier tax years may remain open beyond the statute of limitation period due to tax attribute carry-forwards from prior years subject to limitations of making adjustments to these tax attributes carry-forward items.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

13. Net Loss per Share

        The following is a reconciliation of the numerator and denominator used to determine basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Years Ended September 30,
	2010	2009	2008
Numerator:
Net loss	$(5,715)	$(5,546)	$(76,457)

Denominator:
Weighted average number of shares outstanding	47,317	45,814	45,770

Basic and diluted net loss per share	$(0.12)	$(0.12)	$(1.67)

        For the above periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their impact would have been anti-dilutive. For fiscal 2010, 2009, and 2008, approximately 11.9 million, 10.2 million, and 11.2 million potential common shares (prior to application of treasury method), respectively, consisting of options, restricted stock units and warrants, were excluded from the determination of diluted net loss per share, as the effect of such shares was anti-dilutive.

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

14. Employee Retirement Plans

        The Company has agreed to a payment of a lump sum retirement indemnity to all employees located in France based upon years of service and compensation at retirement, though benefits do not vest prior to retirement. On September 30, 2007, the Company adopted certain provisions of ASC 720 20 65 formerly released by the FASB under the title SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). ASC 720 20 65 (SFAS No. 158) requires an employer to recognize the over-funded or under-funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

14. Employee Retirement Plans (Continued)

through comprehensive income. At September 30, 2010, 2009 and 2008, the liability for the retirement benefit was $10,000, $13,000 and $103,000, respectively. These amounts represent 100% of the projected liability.

        The Company has a 401(k) plan for its eligible employees. Eligible employees can make voluntary contributions to the plan up to a fixed dollar amount specified by U.S. law. The Company is not required to make contributions and did not make any contributions to the plan in any of the periods presented.

15. Commitments and Contingencies

Operating leases

        The Company has entered into various non-cancelable operating leases for office space with original terms that range from three to ten years.

        Future minimum lease payments, gross, under these leases are as follows (in thousands):

Fiscal years ending September 30,
2011	$1,736
2012	1,423
2013	1,332
2014	1,350
2015	1,185
Thereafter	3,071

$10,097

        Operating lease obligations include management fees which cover common area maintenance charges. Rent expense, net of sublease rental income, under all operating leases was $1.7 million, $2.8 million, and $3.1 million in fiscal 2010, 2009 and 2008 respectively.

        Starting December 1, 2010, the Company's lease space will be reduced from 41,000 square feet to 29,000 square feet. During fiscal 2010, the Company entered into an amendment to the lease agreement covering our headquarters in Fremont, California. The amendment extends the lease term to 10 years from the date of amendment, reduces the office space from 41,000 square feet to 29,000 square feet beginning December 1, 2010, suspends the monthly cash portion of the rent payments for the first eight months of the new term and significantly reduces the annual rent expense. The amendment also provides that subject to a $1.2 million penalty if terminated within the first 5 years, the Company may terminate the lease at any point from the date of amendment.

Contingencies

        From time to time, the Company has been named as a defendant in legal actions arising from its normal business activities, which it believes will not have a material adverse effect on it or its business.

        The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

15. Commitments and Contingencies (Continued)

for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that an ActivIdentity product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. It is not possible to estimate the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No liability for these indemnification agreements has been recorded at September 30, 2010 or September 30, 2009.

        As permitted under Delaware law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company maintains directors' and officers' liability insurance designed to enable it to recover a portion of any future amounts paid. No liability for these indemnification agreements has been recorded at September 30, 2010 or September 30, 2009.

16. Stock Repurchase Program

        On February 18, 2010, the Company announced that its Board of Directors has approved a stock repurchase program, pursuant to which the Company may repurchase up to $10 million or approximately 8% of its outstanding shares of common stock in the open market from time to time over the next twelve months. All share repurchases subject to this program will be retired upon purchase completion. The Company's Board of Directors has also authorized that purchases may be made under Rule 10b5-1 of the Securities Exchange Act of 1934. A Rule 10b5-1 plan allows ActivIdentity to repurchase its shares during periods when the Company would normally not be active in the market due to its own internal trading blackout periods. During the fiscal 2010, the Company repurchased 1.1 million of shares through open market repurchases at an average cost of $2.22 per share for a total of approximately $2.4 million. As of September 30, 2010, the remaining balance available for future share repurchases was $7.6 million under the Company's stock repurchase program. On October 11, 2010, the Board of Directors terminated the stock repurchase program.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

17. Segment Information

        The Company operates in one operating segment, Digital Identity Solutions, and accordingly is disclosing information by geographic area only. Transfers between geographic areas are eliminated in the consolidated financial statements. The following is a summary of revenue and long-lived asset information by geographic region:

	Fiscal Years Ended September 30,
	2010	2009	2008
Revenue:
United States	48%	46%	34%
United Kingdom	15%	12%	13%
France*	6%	9%	15%
Others*	31%	33%	38%

Total revenue	100%	100%	100%

Property and equipment, net:
United States	$1,033	$1,549	$2,175
France	559	782	446
Others	45	22	256

Total property and equipment, net	$1,637	$2,353	$2,877

Revenue is attributed to countries based on delivery locations.

*
France accounted for less than 10% of the Company's total revenue for two of the three periods presented. Other countries individually accounted for less than 10% of the Company's total net revenue for the periods presented.

18. Related Party Transactions

        On August 3, 2009, the Audit Committee of the Board approved the sale of certain immaterial assets and the licensing of other assets to idOnDemand, Inc., a privately held corporation of which Jason Hart (Director of ActivIdentity on the date of transaction), was a stockholder, director and officer. Pursuant to an asset sale agreement between ActivIdentity and idOnDemand, upon closing of the transaction, idOnDemand issued 300,000 shares of its common stock to ActivIdentity. ActivIdentity held 10% of the shares of idOnDemand at closing. The carrying value of the idOnDemand shares for as of September 30, 2010 and 2009, was zero.

        The Company paid rent of $256,000 for fiscal 2008, respectively, for office facilities in Australia to a company in which Mr. Hart was a major stockholder. As of September 30, 2008, the company in which Mr. Hart is a major stockholder no longer owned the property.

        Subsequent to the resignation of Mr. Hart from the Company's Board of Director in August 2009, Mr. Hart is no longer a related party. At September 30, 2010, there were no balance sheet or income statement positions recorded in the consolidated financial statements relating to the above.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

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

	For the Quarter Ended
Fiscal Years Ended,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,
2010
Revenue	$15,202	$13,608	$14,234	$14,662
Cost of revenue	4,178	4,006	4,169	4,806

Gross margin	11,024	9,602	10,065	9,856
Loss from operations	(1,473)	(1,920)	(3,011)	(2,871)
Net loss	(1,251)	(153)	(4,013)	(298)
Basic and diluted net loss per share*	(0.03)	(0.00)	(0.08)	(0.01)
2009
Total revenue	$14,521	$15,369	$16,130	$16,301
Cost of revenue	5,039	5,030	5,764	6,145

Gross margin	9,482	10,339	10,366	10,156
Loss from operations	(1,335)	(1,069)	(1,678)	(3,109)
Net income (loss)	(314)	2,085	(2,772)	(4,545)
Basic and diluted net income (loss) per share*+	(0.01)	0.05	(0.06)	(0.10)

*
The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the total period due to the effects of rounding.

+
Share amounts used to calculate diluted EPS in the third quarter resulted in no dilution of earnings. The amount of shares used calculating basic and diluted earnings for this quarter were 45,817 and 46,309 respectively.

20. Subsequent Events

Agreement and Plan of Merger with ASSA ABLOY, Inc.

        On October 11, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, ASSA ABLOY Inc., an Oregon corporation ("Parent"), and FitAcquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), on the terms and subject to the conditions set forth in the Merger Agreement. As a result of the merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of ASSA ABLOY. ASSA ABLOY has indicated its intent after the merger to make the Company part of ASSA ABLOY's HID Global business.

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

20. Subsequent Events (Continued)

        Upon consummation of the merger, each share of Company common stock issued and outstanding immediately prior to the merger (other than (i) shares owned by ASSA ABLOY or Merger Sub, or by any direct or indirect wholly owned subsidiary of ASSA ABLOY or Merger Sub and (ii) shares to which appraisal rights are properly sought) and each share of Company common stock subject to restricted stock unit awards, whether vested or unvested, will be converted into the right to receive $3.25 in cash, without interest. Options to acquire shares of Company common stock outstanding immediately prior to the consummation of the merger, whether vested or unvested, will be converted into the right to receive an amount in cash, without interest, equal to the product of (A) the excess, if any, of $3.25 over the exercise price per share attributable to such option and (B) the total number of shares of Company common stock issuable upon exercise in full of such option.

        The completion of the merger is subject to customary conditions, including without limitation, (i) the approval of the merger by the Company's stockholders, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) receipt of other required foreign antitrust approvals, if any. In addition, ASSA ABLOY's obligation to consummate the merger is subject to the Company having at least $68 million in "Company Available Net Cash" (as defined in the Merger Agreement).

        The Merger Agreement contains certain termination rights for the Company and ASSA ABLOY. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay ASSA ABLOY a termination fee of $5.0 million or an amount in cash equal to $1.25 million, depending on the circumstances of the termination.

Termination of Stock Repurchase Program

        On October 11, 2010, the Board of Directors terminated the stock repurchase program.

Amendment to Shareholder Right Agreement

        On October 11, 2010, the Company entered into Amendment No. 1 to Stockholder Rights Agreement with American Stock Transfer & Trust Company to explicitly exclude ASSA ABLOY and any of its affiliates or associates from the definition of Acquiring Person under the Stockholder Rights Plan, so that neither a Share Acquisition Date (as defined in the Stockholder Rights Agreement) nor a Distribution Date (as defined in the Stockholder Rights Agreement) shall be deemed to occur and the rights will not separate from the Common Stock, in each case, solely by reason of the execution, delivery, performance or consummation of the transactions contemplated by the Merger Agreement.

Litigation Related to the Merger

        Beginning on October 12, 2010, several putative class action lawsuits were filed purportedly on behalf of ActivIdentity's stockholders in the Superior Court of Alameda County, California, the Delaware Chancery Court, the United States District Court for Northern California and the United States District Court in Delaware. The complaints name ActivIdentity and each member of the ActivIdentity Board as defendants. The lawsuits allege a variety of claims, including that our board members breached fiduciary duties owed to ActivIdentity stockholders by failing to engage in a fair process and failing to maximize stockholder value in approving the Merger. Several of the complaints

ACTIVIDENTITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended September 30, 2010, 2009, and 2008

20. Subsequent Events (Continued)

also allege that ActivIdentity aided and abetted the members of the ActivIdentity Board in the alleged breach of their fiduciary duties. The Plaintiffs seek relief that includes, among other things, an injunction prohibiting the consummation of the Merger, rescission—to the extent the Merger terms have already been implemented, and the payment of plaintiffs' attorneys' fees and costs.

        On December 9, 2010, ActivIdentity and the individual defendants in the following actions entered into a memorandum of understanding: (i) in the Superior Court of Alameda County, California (the "Court"), captioned Vladimir Gusinsky Revocable Trust v. ActivIdentity Corp., et al., RG10541071, Lin v. ActivIdentity Corp., et al., RG10541379, Weisleder v. ActivIdentity Corp., et al., RG10541759, and Gallagher v. Evans, et al., RG10542346 (the "California State Actions"), (ii) in the United States District Court for the Northern District of California captioned Beverley & Lionel Sacks v. ActivIdentity, et al., 10-4705-JCS, and (the "California Federal Action"), and (iii) in Delaware Chancery Court captioned Tomaselli v. ActivIdentity, et al., 5928 (the "Delaware State Action")—collectively referred to herein as "the Actions." The memorandum of understanding provides for the settlement and dismissal with prejudice of the Actions, subject to customary conditions, including completion of appropriate settlement documentation, consummation of the Merger and all necessary court approvals. Although ActivIdentity believes that the Actions are without merit, ActivIdentity has entered into the memorandum of understanding to avoid any risk of materially delaying the Merger and to minimize the expense of defending the actions. The settlement and dismissal with prejudice—if completed and approved by the court—will resolve all of the claims that were or could have been brought by the plaintiffs in the Actions. In connection with the settlement and dismissal with prejudice, defendants agreed to cause to be paid to plaintiffs' counsel an amount up to $475,000 for its fees and expenses in the action, provided plaintiffs obtain court approval for any such amount. As part of the memorandum of understanding, ActivIdentity also agreed to file supplemental disclosures on (i) the background information leading up to the Merger, and (ii) the opinion of the Company's financial advisor. The Company expects to file these supplemental disclosures on December 10, 2010.

Liquidation of ARS

        In November 2010, the Company liquidated ARS with a net book value of $1.8 million as of September 30, 2010 and original cost of $2.0 million for net proceeds of $1.7 million. The Company will recognize a realized loss of $0.1 million in the first quarter of fiscal 2011 from the sale of these marketable securities.